Form 10-Q
period 2020-10-31
Asana, Inc.
filed 2020-12-10
CIK 1477720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39495
___________________________________________________________________
Asana, Inc.
(Exact name of registrant as specified in its Charter)
___________________________________________________________________

Delaware	26-3912448
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.
1550 Bryant Street, Suite 200
San Francisco, California 94103
(Address of principal executive offices and Zip Code)
(415) 525-3888
(Registrant’s telephone number, including area code)
___________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.00001 par value per share	ASAN	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 1, 2020, the number of shares of the registrant’s Class A common stock outstanding was 80,299,267 and the number of shares of the registrant’s Class B common stock outstanding was 78,861,142.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risk and uncertainties. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about: our ability to grow or maintain our dollar-based net retention rate, expand usage of our platform within organizations, and sell subscriptions to our platform; our ability to convert individuals, teams, and organizations on our free and trial versions into paying customers; the timing and success of new features, integrations, capabilities, and enhancements by us, or by our competitors to their products, or any other changes in the competitive landscape of our market; our ability to achieve widespread acceptance and use of our platform; growth in the work management market; the amount and timing of operating expenses and capital expenditures, as well as entry into operating leases, that we may incur to maintain and expand our business and operations and to remain competitive; our focus on growth to drive long-term value; the timing of expenses and our expectations regarding our cost of revenues, gross margin, and operating expenses; the effect of uncertainties related to the global COVID-19 pandemic on our business, results of operations, and financial condition; expansion of our sales and marketing activities; our protections against security breaches, technical difficulties, or interruptions to our platform; our ability to successfully defend litigation brought against us, potential dispute-related settlement payments, or other litigation-related costs; our expectations about additional hiring; potential pricing pressure as a result of competition or otherwise; anticipated fluctuations in foreign currency exchange rates; potential costs and the anticipated timing of expenses related to the acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs; and general economic conditions in either domestic or international markets, including the societal and economic impact of the COVID-19 pandemic, including on the rate of global IT spending, and geopolitical uncertainty and instability.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that such information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.
You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission (the “SEC”) as exhibits to this

Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

Additional Information
Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “our company,” and “Asana” refer to Asana, Inc. and its consolidated subsidiaries. The Asana design logo, “Asana,” and our other registered or common law trademarks, service marks, or trade names appearing in this Quarterly Report on Form 10-Q are the property of Asana, Inc. Other trade names, trademarks, and service marks used in this Quarterly Report on Form 10-Q are the property of their respective owners.

SELECT RISK FACTORS AFFECTING OUR BUSINESS
Investing in our common stock involves numerous risks, including the risks described in “Part II—Other Information, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q. Below are some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects.
•We have experienced rapid growth in recent periods, and our recent growth rates may not be indicative of our future growth.
•We have a limited operating history at our current scale, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
•We have a history of losses and may not be able to achieve profitability or, if achieved, sustain profitability.
•We believe our long-term value as a company will be greater if we focus on growth, which may negatively impact our profitability in the near and medium term.
•Our quarterly results may fluctuate significantly and may not meet our expectations or those of investors or securities analysts.
•The COVID-19 pandemic has affected how we and our customers operate and has adversely affected the global economy, and the duration and extent to which this will affect our business, future results of operations, and financial condition remains uncertain.
•If we are unable to attract new customers, convert individuals, teams, and organizations using our free and trial versions into paying customers, and expand usage within organizations or develop new features, integrations, capabilities, and enhancements that achieve market acceptance, our revenue growth would be harmed.
•If the market for work management solutions develops more slowly than we expect or declines, our business would be adversely affected, and the estimates of market opportunity and forecasts of market growth may prove to be inaccurate.
•We operate in a highly competitive industry, and competition presents an ongoing threat to the success of our business.
•Failure to effectively develop and expand our direct sales capabilities would harm our ability to expand usage of our platform within our customer base and achieve broader market acceptance of our platform.
•The loss of one or more of our key personnel, in particular our co-founder, President, Chief Executive Officer, and Chair, Dustin Moskovitz, would harm our business.
•We must continue to attract and retain highly qualified personnel in very competitive markets to continue to execute on our business strategy and growth plans.
•Our failure to protect our sites, networks, and systems against security breaches, or otherwise to protect our confidential information or the confidential information of our users, customers, or other third parties, would damage our reputation and brand, and substantially harm our business and results of operations.
•If we fail to manage our technical operations infrastructure, or experience service outages, interruptions, or delays in the deployment of our platform, our results of operations may be harmed.
•If we are unable to ensure that our platform interoperates with a variety of software applications that are developed by others, including our integration partners, we may become less competitive and our results of operations may be harmed.
•Our culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the high employee engagement fostered by our culture, which could harm our business.

•Our business depends on a strong brand, and if we are not able to maintain and enhance our brand, our ability to expand our base of customers may be impaired, and our business and results of operations will be harmed.
•We rely on third parties maintaining open marketplaces to distribute our mobile application. If such third parties interfere with the distribution of our platform, our business would be adversely affected.
•We receive, process, store, and use business and personal information, which subjects us to governmental regulation and other legal obligations related to data protection and security, and our actual or perceived failure to comply with such obligations could harm our business and expose us to liability.
•Sales to customers outside the United States and our international operations expose us to risks inherent in international sales and operations.
•The trading price of our Class A common stock may be volatile and may decline regardless of our operating performance.
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the listing of our Class A common stock on the New York Stock Exchange (“NYSE”), including our founders, directors, executive officers, and their respective affiliates, limiting or precluding your ability to influence corporate matters.

•Sales of substantial amounts of our Class A common stock in the public markets, or the perception that sales might occur, could cause the market price of our Class A common stock to decline.
If we are unable to adequately address these and other risks we face, our business may be harmed.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ASANA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	October 31, 2020	January 31, 2020
Assets
Current assets
Cash and cash equivalents	$297,425	$306,020
Marketable securities	126,439	45,288
Accounts receivable, net	23,287	12,659
Prepaid expenses and other current assets	25,277	16,667
Total current assets	472,428	380,634
Property and equipment, net	54,787	10,100
Restricted cash, noncurrent	—	4,657
Operating lease right-of-use assets	138,752	20,818
Other assets	8,018	5,483
Total assets	$673,985	$421,692

Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$16,291	$7,549
Accrued expenses and other current liabilities	36,331	18,241
Deferred revenue, current	88,871	62,725
Operating lease liabilities, current	10,960	11,613
Total current liabilities	152,453	100,128
Term loan, net	12,491	—
Convertible notes, net—related party	340,788	203,097
Operating lease liabilities, noncurrent	138,141	10,472
Other liabilities	2,416	2,729
Total liabilities	646,289	316,426
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock	—	250,581
Stockholders' (deficit) equity
Common stock	2	1
Additional paid-in capital	507,737	184,522
Accumulated other comprehensive loss	(107)	(102)
Accumulated deficit	(479,936)	(329,736)
Total stockholders’ (deficit) equity	27,696	(145,315)
Total liabilities, redeemable convertible preferred stock, and stockholders’ (deficit) equity	$673,985	$421,692

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Revenues	$58,905	$38,079	$158,635	$99,136
Cost of revenues	7,321	5,328	20,548	14,079
Gross profit	51,584	32,751	138,087	85,057
Operating expenses:
Research and development	32,996	39,712	81,338	69,588
Sales and marketing	48,039	35,902	122,952	74,927
General and administrative	32,483	20,222	58,400	34,871
Total operating expenses	113,518	95,836	262,690	179,386
Loss from operations	(61,934)	(63,085)	(124,603)	(94,329)
Interest income and other income (expense), net	(389)	343	1,010	1,168
Interest expense	(10,351)	—	(25,706)	—
Loss before provision for income taxes	(72,674)	(62,742)	(149,299)	(93,161)
Provision for income taxes	615	61	901	183
Net loss	$(73,289)	$(62,803)	$(150,200)	$(93,344)
Net loss per share:
Basic and diluted	$(0.65)	$(0.89)	$(1.70)	$(1.35)
Weighted-average shares used in calculating net loss per share:
Basic and diluted	113,264	70,736	88,539	69,053

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Net loss	$(73,289)	$(62,803)	$(150,200)	$(93,344)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	(17)	44	(38)	43
Change in foreign currency translation adjustments	(42)	(9)	33	(6)
Comprehensive loss	$(73,348)	$(62,768)	$(150,205)	$(93,307)

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
(in thousands)
(unaudited)

	Three Months Ended October 31, 2020
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances at July 31, 2020	73,577	$250,851	77,738	$1	$234,990	$(48)	$(406,647)	(171,704)
Issuance of common stock upon the exercise of options	—	—	7,364	—	12,408	—	—	12,408
Vesting of early exercised stock options	—	—	—	—	1,015	—	—	1,015
Repurchases of common stock	—	—	(1)	—	—	—	—	—
Issuance of common stock upon the vesting and settlement of restricted stock units, net of shares withheld for taxes	—	—	22	—	(192)	—	—	(192)
Conversion of redeemable convertible preferred stock to common stock in connection with direct listing	(73,577)	(250,851)	73,577	1	250,580	—	—	250,581
Stock-based compensation expense	—	—	—	—	8,936	—	—	8,936
Net unrealized loss on marketable securities	—	—	—	—	—	(17)	—	(17)
Foreign currency translation adjustments	—	—	—	—	—	(42)	—	(42)
Net loss	—	—	—	—	—	—	(73,289)	(73,289)
Balances at October 31, 2020	—	$—	158,700	$2	$507,737	$(107)	$(479,936)	$27,696

	Three Months Ended October 31, 2019
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances at July 31, 2019	73,547	$250,370	70,939	$1	$36,292	$(78)	$(241,688)	$(205,473)
Issuance of common stock upon the exercise of options	—	—	3,946	—	3,938	—	—	3,938
Vesting of early exercised stock options	—	—	—	—	350	—	—	350
Repurchases of common stock	—	—	(16)	—	(59)	—	—	(59)
Stock-based compensation expense	—	—	—	—	41,628	—	—	41,628
Net unrealized gain on marketable securities	—	—	—	—	—	44	—	44
Foreign currency translation adjustments	—	—	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	—	—	(62,803)	(62,803)
Balances at October 31, 2019	73,547	$250,370	74,869	$1	$82,149	$(43)	$(304,491)	$(222,384)

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT - Continued
(in thousands)
(unaudited)

	Nine Months Ended October 31, 2020
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances at January 31, 2020	73,577	$250,581	76,688	$1	$184,522	$(102)	$(329,736)	$(145,315)
Issuance of common stock upon the exercise of options	—	—	8,394	—	13,836	—	—	13,836
Vesting of early exercised stock options	—	—	—	—	2,746	—	—	2,746
Repurchases of common stock	—	—	(1)	—	—	—	—	—
Issuance of common stock upon the vesting and settlement of restricted stock units, net of shares withheld for taxes	—	—	42	—	(378)	—	—	(378)
Conversion of redeemable convertible preferred stock to common stock in connection with direct listing	(73,577)	(250,581)	73,577	1	250,580	—	—	250,581
Stock-based compensation expense	—	—	—	—	18,458	—	—	18,458
Net unrealized loss on marketable securities	—	—	—	—	—	(38)	—	(38)
Deemed capital contribution on issuance of convertible note—related party	—	—	—	—	37,973	—	—	37,973
Foreign currency translation adjustments	—	—	—	—	—	33	—	33
Net loss	—	—	—	—	—	—	(150,200)	(150,200)
Balances at October 31, 2020	—	$—	158,700	$2	$507,737	$(107)	$(479,936)	$27,696

	Nine Months Ended October 31, 2019
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances at January 31, 2019	73,547	$250,370	68,256	$1	$30,215	$(80)	$(211,147)	$(181,011)
Issuance of common stock upon the exercise of options	—	—	6,634	—	5,946	—	—	5,946
Vesting of early exercised stock options	—	—	—	—	976	—	—	976
Repurchases of common stock	—	—	(21)	—	(70)	—	—	(70)
Stock-based compensation expense	—	—	—	—	45,082	—	—	45,082
Net unrealized gain on marketable securities	—	—	—	—	—	43	—	43
Foreign currency translation adjustments	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	(93,344)	(93,344)
Balances at October 31, 2019	73,547	$250,370	74,869	$1	$82,149	$(43)	$(304,491)	$(222,384)

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2020	2019
Cash flows from operating activities
Net loss	$(150,200)	$(93,344)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	1,204	298
Depreciation and amortization	2,508	1,691
Gain on sale of property and equipment	(12)	—
Amortization of deferred contract acquisition costs	2,684	1,011
Stock-based compensation expense	18,299	45,056
Net accretion of discount on marketable securities	82	(882)
Change in fair value of redeemable convertible preferred stock warrant liability	—	109
Non-cash lease expense	11,835	5,731
Amortization of discount on convertible notes and term loan issuance costs	15,964	—
Non-cash interest expense	9,709	—
Changes in operating assets and liabilities:
Accounts receivable	(11,831)	(5,238)
Prepaid expenses and other current assets	(13,251)	(5,358)
Other assets	(2,537)	(1,396)
Accounts payable	1,840	2,611
Accrued expenses and other current liabilities	13,544	4,910
Deferred revenue	26,041	25,786
Operating lease liabilities	(584)	(5,024)
Net cash used in operating activities	(74,705)	(24,039)
Cash flows from investing activities
Purchases of marketable securities	(126,613)	(75,969)
Sales of marketable securities	—	2,677
Maturities of marketable securities	45,341	84,300
Purchases of property and equipment	(35,153)	(1,855)
Sales of property and equipment	12	—
Capitalized internal-use software	(858)	(302)
Net cash provided by (used in) investing activities	(117,271)	8,851
Cash flows from financing activities
Proceeds from term loan, net of issuance costs	12,915	—
Proceeds from issuance of convertible notes — related party	150,000	—
Taxes paid related to net share settlement of equity awards	(378)	—
Repurchases of common stock	—	(70)
Proceeds from exercise of stock options	16,194	7,848
Net cash provided by financing activities	178,731	7,778
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	(7)	41
Net decrease in cash, cash equivalents, and restricted cash	(13,252)	(7,369)
Cash, cash equivalents, and restricted cash
Beginning of period	310,677	26,580
End of period	$297,425	$19,211

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(in thousands)
(unaudited)

	October 31, 2020	October 31, 2019
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	297,425	14,539
Restricted cash	—	4,672
Total cash, cash equivalents, and restricted cash	$297,425	$19,211

Supplemental cash flow data
Purchase of property and equipment in accounts payable and accrued expenses	$11,895	$803
Vesting of early exercised stock options	$2,746	$976

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1.    Organization
Organization and Description of Business
Asana, Inc. (“Asana” or the “Company”) was incorporated in the state of Delaware on December 16, 2008. Asana is a work management platform that helps teams orchestrate work, from daily tasks to cross-functional strategic initiatives. The Company is headquartered in San Francisco, California.
Note 2.    Basis of Presentation and Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of the Company’s wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated on consolidation.
The unaudited condensed consolidated balance sheet as of January 31, 2020 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including certain notes required by GAAP on an annual reporting basis. In management's opinion, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to state fairly the balance sheets, statements of comprehensive loss, statements of redeemable convertible preferred stock and stockholders' deficit, and statements of cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on September 30, 2020 (the “Prospectus”).
Direct Listing
On September 30, 2020, the Company completed a direct listing of its Class A common stock (the “Direct Listing”) on the NYSE. The Company incurred fees related to financial advisory service, audit, and legal expenses in connection with the Direct Listing and recorded general and administrative expenses of $15.7 million and $18.0 million for the three and nine months ended October 31, 2020, respectively. Prior to the Direct Listing, all 73.6 million outstanding shares of redeemable convertible preferred stock were converted into an equivalent number of shares of Class B common stock.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Estimates and assumptions reflected in the consolidated financial statements include, but are not limited to, revenue recognition, the useful lives and carrying values of long-lived assets, the fair value of the Convertible Notes (as defined below), the fair value of common stock for periods prior to the Direct listing, stock-based compensation expense, the period of benefit for deferred contract acquisition costs, and income taxes. Actual results could differ from those estimates.
Risks and Uncertainties
As a result of the COVID-19 pandemic, the Company has temporarily closed its headquarters and other physical offices, required its employees and contractors to work remotely, and implemented travel restrictions, all of which represent a significant disruption in how the Company operates its business. The operations of its partners and customers have likewise been disrupted. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions and the development of a vaccine, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the conditions caused by this pandemic could affect the rate of global IT spending and could adversely affect demand for the Company’s platform, lengthen the Company’s sales cycles, reduce the value or duration of subscriptions, negatively impact collections of accounts receivable, reduce expected spending from new customers, cause some of

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
the Company’s paying customers to go out of business, limit the ability of the Company’s direct sales force to travel to customers and potential customers, and affect contraction or attrition rates of the Company’s customers, all of which could adversely affect the Company’s business, results of operations, and financial condition. As of the date of issuance of the financial statements, the Company is not aware of any specific event or circumstance related to COVID-19 that would require it to update its estimates or judgments or adjust the carrying value of its assets or liabilities. Actual results could differ from those estimates and any such differences may be material to the consolidated financial statements.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, and marketable securities. Substantially all the Company’s cash and cash equivalents are held by four financial institutions that management believes are of high credit quality. Such deposits may, at times, exceed federally insured limits. Cash equivalents are invested in highly rated money market funds.
A large portion of the Company’s customers authorize the Company to bill their credit card accounts through the Company’s third-party payment processing partners, presenting additional credit risk. For the nine months ended October 31, 2020 and the year ended January 31, 2020, there were no individual customers that accounted for 10% or more of the Company’s revenues and the Company had no customers account for more than 10% of accounts receivable as of October 31, 2020 or January 31, 2020.
Fair Value of Financial Instruments
The carrying amounts reflected in the consolidated balance sheets for cash equivalents, accounts receivable, and accounts payable approximate their respective fair values due to the short maturities of those instruments. Available-for-sale marketable securities are recorded at fair value on the consolidated balance sheets.
The Company accounts for certain of its financial assets at fair value. In determining and disclosing fair value, the Company uses a fair value hierarchy established by U.S. GAAP. The guidance defines fair value as an exit price, representing the amount that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the Company utilizes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
Level 1—Observable inputs such as quoted prices in active markets.
Level 2—Inputs other than the quoted prices in active markets that are observable either directly or indirectly.
Level 3—Unobservable inputs in which there is little or no market data and that are significant to the fair value of the assets or liabilities.
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in more timely recognition of credit losses. The guidance is effective for the Company for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact and timing of adopting ASU No. 2016-13.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. Under existing GAAP, there is diversity in practice in accounting for the costs of

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
implementing cloud computing arrangements that are service contracts. The amendments in ASU No. 2018-15 amend the definition of a hosting arrangement and requires a customer in a hosting arrangement that is a service contract to capitalize certain costs as if the arrangement were an internal-use software project. The Company expects to adopt ASU 2018-15 as of February 1, 2021 and is currently evaluating the impact of adoption.
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The amendments in the updated guidance simplify the accounting for income taxes by removing certain exceptions and improving consistent application of other areas of the topic by clarifying the guidance. The Company expects to adopt ASU 2018-15 as of February 1, 2021 and is currently evaluating the impact of adoption.
In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for certain convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes. The guidance is effective for the Company’s fiscal years beginning after February 1, 2022, and earlier adoption is permitted. The Company is currently evaluating the impact and timing of adopting ASU 2020-06.
Recently Adopted Accounting Pronouncements
On February 1, 2019, the Company adopted ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. Under existing GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income are adjusted, certain tax effects become stranded in accumulated other comprehensive income. The amendments in ASU No. 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act. The amendments in ASU No. 2018-02 also require certain disclosures about stranded tax effects. The adoption of the guidance did not have a material impact on the Company’s condensed consolidated financial statements.
On February 1, 2019, the Company adopted ASU No. 2016-02, Leases (“ASC 842”) on a modified basis using the optional transition method, and accordingly, did not restate comparative periods. Amounts and related disclosures for fiscal 2019 continue to be presented in accordance with ASC 840, Leases. Amounts and disclosures for fiscal 2020 are presented under ASC 842.
The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward its historical lease classification, the assessment on whether a contract was or contains a lease, and the initial direct costs for any leases that existed prior to February 1, 2019, the adoption date. The Company elected the use of the hindsight practical expedient in determining the lease term and assessing the likelihood that the lease renewal or termination option will be exercised. The Company also elected to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheets and recognize the associated lease payments in the consolidated statements of operations on a straight-line basis over the lease term.
Upon adoption, the Company recognized total right-of-use (“ROU”) assets of $16.5 million, with corresponding operating lease liabilities of $18.3 million on the consolidated balance sheet. The ROU assets include adjustments for prepayments and accrued lease incentive liabilities. The adoption did not impact the beginning accumulated deficit on February 1, 2019.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which amends disclosure requirements for fair value measurements by requiring new disclosures, modifying existing requirements, and eliminating others. On February 1, 2020, the Company adopted ASU 2018-13. The adoption of the standard did not have a material impact on the Company’s the Company's condensed consolidated financial statements.
Note 3.    Revenue from Contracts with Customers
Deferred Revenue and Remaining Performance Obligations
Total deferred revenue was $90.1 million as of October 31, 2020, of which $1.3 million is presented within other liabilities, as a noncurrent liability, in the consolidated balance sheet.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company recognized $11.7 million and $6.0 million of revenues during the three months ended October 31, 2020 and 2019, respectively, that were included in the deferred revenue balances at January 31, 2020 and 2019, respectively. The Company recognized $58.3 million and $29.6 million of revenues during the nine months ended October 31, 2020 and 2019, respectively, that were included in the deferred revenue balances at January 31, 2020 and 2019, respectively.
As of October 31, 2020, the Company's remaining performance obligations from subscription contracts was $101.4 million. The Company expects to recognize substantially all of the remaining performance obligations as revenues over the 24 months following October 31, 2020.
Deferred Contract Acquisition Costs
Deferred contract acquisition costs are amortized over a period of benefit of three years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in the software-as-a-service industry.
The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Beginning balance	$7,867	$3,643	$6,107	$2,071
Capitalization of contract acquisition costs	3,328	1,612	6,673	3,746
Amortization of deferred contract acquisition costs	(1,099)	(449)	(2,684)	(1,011)
Ending balance	$10,096	$4,806	$10,096	$4,806

Deferred contract acquisition costs, current	$4,749	$2,029	$4,749	$2,029
Deferred contract acquisition costs, noncurrent	5,347	2,777	5,347	2,777
Total deferred contract acquisition costs	$10,096	$4,806	$10,096	$4,806

Note 4.    Fair Value Measurements
The following table summarizes, for assets and liabilities measured at fair value, the respective fair value and classification by level of input within the fair value hierarchy (in thousands):

	October 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$251,180	$—	$—	$251,180
Total cash equivalents	251,180	—	—	251,180
Marketable securities
U.S. treasury bonds	$40,343	$—	$—	$40,343
Commercial paper	—	56,948	—	56,948
Corporate bonds	—	29,148	—	29,148
Total marketable securities	40,343	86,096	—	126,439
Total assets	$291,523	$86,096	$—	$377,619

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	January 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$610	$—	$—	$610
Total cash equivalents	610	—	—	610
Marketable securities
U.S. treasury bonds	17,590	—	—	17,590
Commercial paper	—	16,452	—	16,452
Corporate bonds	—	11,246	—	11,246
Total marketable securities	17,590	27,698	—	45,288
Total assets	$18,200	$27,698	$—	$45,898

The following table summarizes the Company's investments in marketable securities on the consolidated balance sheets (in thousands):

	October 31, 2020
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$56,948	$—	$56,948
U.S. treasury bonds	40,343	—	40,343
Corporate bonds	29,158	(10)	29,148
Total marketable securities	$126,449	$(10)	$126,439

	January 31, 2020
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Commercial paper	$16,452	$—	$16,452
U.S. treasury bonds	17,571	19	17,590
Corporate bonds	11,237	9	11,246
Total marketable securities	$45,260	$28	$45,288
In April 2020, the Company entered into a five-year $40.0 million term loan agreement with Silicon Valley Bank. As of October 31, 2020, $13.0 million was drawn and outstanding under this term loan. The fair value of the term loan approximates its carrying value since the interest rate is at market.
In January 2020 and June 2020, the Company issued convertible notes to a trust affiliated with the Company’s CEO. The fair value of the convertible notes at issuance on January 30, 2020 and June 26, 2020 was $203.0 million and $112.0 million, respectively. There were no significant changes in fair value between January 30, 2020 and January 31, 2020. At October 31, 2020, the fair values of the convertible notes issued in January 2020 and in June 2020 was $269.8 million and $136.6 million, respectively. The Company considers the fair values of the convertible notes to be a Level 3 measurement as the fair value is estimated using significant unobservable inputs. The fair value of the convertible notes was measured using a binomial lattice model. Inputs used to determine the estimated fair value of the convertible notes include the equity volatility of comparable companies, the risk-free interest rate, and the estimated fair value of the Company’s common stock.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	October 31, 2020	January 31, 2020
Desktop and other computer equipment	$2,180	$2,530
Furniture and fixtures	2,005	1,857
Leasehold improvements	13,563	12,047
Capitalized internal-use software	10,359	9,341
Construction in progress[1]	48,068	3,871
Total gross property and equipment	76,175	29,646
Less: Accumulated depreciation and amortization	(21,388)	(19,546)
Total property and equipment, net	$54,787	$10,100
__________________
1 Construction in progress is primarily related to the build-out of the Company's new corporate headquarters. Refer to Note 9. Leases for additional information
Depreciation and amortization expense was $1.0 million and $0.5 million for the three months ended October 31, 2020 and 2019, respectively, and $2.5 million and $1.7 million for the nine months ended October 31, 2020 and 2019, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	October 31, 2020	January 31, 2020
Prepaid expenses	$15,530	$10,479
Deferred contract acquisition costs, current	4,749	2,692
Other current assets	4,998	3,496
Total prepaid expenses and other current assets	$25,277	$16,667
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	October 31, 2020	January 31, 2020
Accrued payroll liabilities	$6,050	$3,479
Accrued taxes for fringe benefits	2,945	3,312
Accrued advertising expenses	8,563	1,627
Accrued property and equipment	4,540	484
Other liabilities	14,233	9,339
Total accrued expenses and other current liabilities	$36,331	$18,241

Note 6.    Convertible Notes—Related Party
The Company issued two 3.5% unsecured senior mandatory convertible promissory notes in January 2020 (“January 2020 Convertible Note”) and June 2020 (“June 2020 Convertible Note”) (collectively, the “Convertible Notes”) in principal amounts of $300 million and $150 million, respectively. The Convertible Notes are not transferable except to affiliates, contain no financial or restrictive covenants, and are expressly subordinated in right of payment to any of our existing or future secured indebtedness. Consistent with the terms of the Convertible Notes, in April and June 2020, the Dustin Moskovitz Trust entered into subordination agreements with Silicon Valley Bank

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
to confirm the parties’ agreement that the Convertible Notes are subordinated to the five year $40.0 million secured term loan facility.
The net carrying amount of the Convertible Notes was as follows (in thousands):

	October 31, 2020	January 31, 2020
Principal	$450,000	$300,000
Unamortized discount	(118,950)	(96,932)
Accrued interest expense	9,738	29
Net carrying amount	$340,788	$203,097

The principal amounts, maturity dates, range of shares potentially issuable at maturity, initial conversion price, and shares issuable at maturity for each of the 2020 Notes are presented below (in thousands, except share price):

	Aggregate Principal Amount	Maturity Date	Range of Shares Potentially Issuable at Maturity(1)	Initial Conversion Price(1)
January 2020 Convertible Note	$300,000	1/30/2025	11,282 - 18,052	$31.58
June 2020 Convertible Note	150,000	6/26/2025	5,731 - 9,169	31.09
Total	$450,000		17,013 - 27,221
__________________
1 Subject to customary anti-dilution and other adjustments.

Interest expense related to the Convertible Notes was as follows (in thousands):

	Three Months Ended October 31, 2020	Nine Months Ended October 31, 2020

Amortization of debt discount	$6,346	$15,955
Contractual interest expense	3,970	9,709
Total interest expense	$10,316	$25,664

Note 7. Debt
In April 2020, the Company entered into a five-year $40.0 million term loan agreement with Silicon Valley Bank. As of October 31, 2020, $13.0 million was drawn and outstanding under this term loan. As of October 31, 2020, the Company was in compliance with all financial covenants related to the term loan.
The net carrying amount of the term loan was as follows (in thousands):

October 31, 2020
Principal	$13,000
Unamortized loan issuance costs	(76)
Net carrying amount	$12,924

Term loan, current	$433
Term loan, noncurrent	$12,491

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 8. Commitments and Contingencies
Standby Letters of Credit
As of October 31, 2020, the Company had several letters of credit outstanding related to its operating leases totaling $21.7 million. The letters of credit expire at various dates between 2021 and 2034.
Purchase Commitments
In December 2018, the Company entered into a 27-month contract with Amazon Web Services for hosting-related services, which was later amended to a 24-month contract in November 2020. Pursuant to the terms of the amended contract, the Company is required to spend a minimum of $9.0 million within the first year and an additional minimum of $12.3 million within the second year. As of October 31, 2020, the Company had met the required spending commitment and had no further required spending obligation.
Capital Commitments
During the nine months ended October 31, 2020, the Company entered into multiple agreements with a construction company related to the build-out of the Company’s new corporate headquarters (see Note 9. Leases). The cumulative contract value is $71.1 million, and as of October 31, 2020, $42.7 million remains outstanding under these agreements.
Indemnification Agreements
The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against any liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual.
Additionally, in the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which it agrees to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. For the nine months ended October 31, 2020 and 2019, no demands have been made upon the Company to provide indemnification under such agreements, and there are no claims that the Company is aware of that could have a material adverse effect on its financial position, results of operations, or cash flows.
Contingencies
From time to time in the normal course of business, the Company may be subject to various claims and other legal matters arising in the ordinary course of business. As of October 31, 2020, the Company believes that none of its current legal proceedings would have a material adverse effect on its financial position, results of operations, or cash flows.
Note 9. Leases
The Company leases real estate facilities under non-cancelable operating leases with various expiration dates through fiscal 2034. The Company has no lease agreements that are classified as finance leases.
The components of lease costs, lease term, and discount rate for operating leases are as follows:

	Three Months Ended	Nine Months Ended
	October 31, 2020	October 31, 2020
Operating lease costs (in thousands)	$8,076	$16,777
Short-term lease costs (in thousands)	1,098	2,506
Variable lease costs (in thousands)	254	1,155
Total lease costs (in thousands)	$9,428	$20,438

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

October 31, 2020
Weighted-average remaining lease term (in years)	11.9
Weighted-average discount rate	9.8%
Supplemental cash flow information related to operating leases are as follows (in thousands):

October 31, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$9,439
Right-of-use assets obtained in exchange for new operating lease liabilities	$128,789
Future minimum lease payments (net of tenant improvement receivables) under non-cancelable operating leases with initial lease terms in excess of one year included in the Company’s lease liabilities as of October 31, 2020 are as follows (in thousands):

Fiscal year ending January 31,	Operating Lease Payments (Net)
2021 (3 months remaining)	$(3,474)
2022	11,579
2023	22,940
2024	21,166
2025	21,019
2026 and thereafter	213,053
Total undiscounted operating lease payments	286,283
Less: imputed interest	(137,182)
Total operating lease liabilities	$149,101
The Company has an operating lease arrangement for office space in San Francisco, which commenced in May 2020 and expires in October 2033. As part of the agreement, the Company was required to issue a $17.0 million letter of credit upon access to the office space, which occurred in the nine months ended October 31, 2020. The Company participated in the construction of the office space and has incurred construction costs to prepare the office space for its use, which will be partially reimbursed by the landlord. During the nine months ended October 31, 2020, the first two phases of this lease commenced, and as a result, the Company recognized total ROU assets of $126.9 million, with corresponding operating lease liabilities of $125.3 million, on the consolidated balance sheet as of the respective commencement dates of these two phases. The Company expects to incur a total of approximately $421.8 million of future minimum payments and capital commitments, net of tenant improvement receivables as of October 31, 2020, inclusive of $270.8 million of net lease payments included in the future minimum lease payments table above and $42.7 million of capital commitments referenced in Note 8. Commitments and Contingencies.
Additionally, in April 2020, the Company amended the lease arrangement to include a fee for access to additional shared space, for which future payments total $3.9 million.
Note 10. Net Loss per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Numerator:
Net loss	$(73,289)	$(62,803)	$(150,200)	$(93,344)
Denominator:
Weighted-average shares used in calculating net loss per share, basic and diluted	113,264	70,736	88,539	69,053
Net loss per share, basic and diluted	$(0.65)	$(0.89)	$(1.70)	$(1.35)

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The potential shares of common stock that were excluded from the computation of diluted net loss per share for the period presented because including them would have been anti-dilutive are as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Redeemable convertible preferred stock	—	73,547	—	73,547
Stock options	25,170	36,804	25,170	36,804
Restricted stock units	5,414	—	5,414	—
Early exercised stock options	946	959	946	959
Shares issuable pursuant to the 2020 Employee Stock Purchase Plan	63	—	63	—
Redeemable convertible preferred stock warrants	—	37	—	37
Total	31,593	111,347	31,593	111,347
Additionally, 24,172,717, 24,172,717, 0, and 0 shares of the Company’s Class B common stock underlying the conversion option in the Convertible Notes are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive for the three and nine months ended October 31, 2020 and 2019, respectively. As noted in Note 6. Convertible Notes—Related Party, the range of shares potentially issuable at maturity of the Convertible Notes is between 17,012,822 and 27,220,504 shares.
Note 11. Stockholders’ Deficit
Common Stock
There are two classes of common stock that total 1,500,000,000 authorized shares: 1,000,000,000 authorized shares of Class A common stock and 500,000,000 authorized shares of Class B common stock. There are 79,714,965 shares of Class A common stock and 78,985,442 shares of Class B common stock issued and outstanding as of October 31, 2020.
Stock Plans
The Company has a 2009 Stock Plan (the “2009 Plan”), a 2012 Amended and Restated Stock Plan (the “2012 Plan”), and a 2020 Equity Incentive Plan (the “2020 Plan”). Each plan was initially established to grant equity awards to employees and consultants of the Company to assist in attracting, retaining, and motivating employees and consultants and to provide incentives to promote the success of the Company’s business.
Options granted under each of the plans may be either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees and consultants. Restricted stock units may also be granted under the 2012 Plan and the 2020 Plan. Options under the 2012 and 2020 Plans may be granted for periods of up to 10 years. The exercise price of ISOs and NSOs shall not be less than 100% of the estimated fair value of the shares on the date of grant as determined by the Company’s board of directors (the “Board of Directors”). Options granted generally vest over four years and vest at a rate of 25% upon the first anniversary of the vesting commencement date and 1/48 per month thereafter.
The Company has also issued RSUs pursuant to the 2012 Plan and 2020 Plan. RSUs granted generally vest over four years, and vest at either a rate of 25% upon the first anniversary of the vesting commencement date and continued vesting quarterly thereafter, or vest quarterly over the service period.
Shares of common stock purchased under the 2012 Plan and the 2020 Plan plans are subject to certain restrictions and repurchase rights, including the right of first refusal by the Company for sale or transfer of shares to outside parties.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock Options
Option activity under the Company’s combined stock plans is set forth below (in thousands, except years and per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual (in years)	Aggregate Intrinsic Value
Balances at January 31, 2020	34,517	$2.55	7.4	$362,046
Options granted	17	13.04
Options exercised	(8,394)	1.93
Options canceled	(970)	3.10
Balances at October 31, 2020	25,170	$2.75	7.0	$487,395
Vested and exercisable at October 31, 2020	13,425	$1.84	6.0	$272,154
Vested and expected to vest at October 31, 2020	26,116	$2.78	7.0	$504,742
The weighted-average grant-date fair value of options granted and the total intrinsic value of options exercised during the periods presented were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Weighted-average grant-date fair value per share	N/A	$4.11	$6.77	$3.22
Aggregate intrinsic value of options exercised (in thousands)	$151,988	$22,773	$164,357	$30,375
Early Exercise of Employee Options
The 2009 Plan and 2012 Plan allow for the early exercise of stock options. The consideration received for an early exercise of an option is considered to be a deposit of the exercise price, and the related dollar amount is recorded as a liability and reflected in accrued expenses and other current liabilities and other liabilities in the consolidated balance sheets. This liability is reclassified to additional paid-in capital as the awards vest. If a stock option is early exercised, the unvested shares may be repurchased by the Company in case of employment termination at the price paid by the purchaser for such shares. Shares that were subject to repurchase totaled 946,283 and 959,185 at October 31, 2020 and 2019, respectively.
Determination of Fair Values
The assumptions used in the Black-Scholes pricing model for stock-based compensation for the periods below were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Risk-free interest rate	N/A	1.8%	1.2%	1.8%- 2.7%
Expected term	N/A	8 years	8 years	8 years
Dividend yield	N/A	—%	—%	—%
Expected volatility	N/A	45.2% - 45.3%	44.6%	45.1% - 46.3%

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Restricted Stock Units
The Company’s RSU activity is set forth below (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested RSUs at January 31, 2020	91	$10.10	$1,186
RSUs granted	5,637	14.73
RSUs vested	(170)	13.52
RSUs cancelled/forfeited	(144)	14.18
Unvested RSUs at October 31, 2020	5,414	14.53	$119,701
RSUs vested, not yet released	103	$13.43
Stock-Based Compensation Expense
Stock-based compensation for stock-based awards to employees and non-employees in the Company’s consolidated statements of operations for the periods below were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Cost of revenues	$75	$77	$175	$90
Research and development	4,783	21,068	9,520	22,950
Sales and marketing	2,463	8,441	5,084	9,402
General and administrative	1,620	12,042	3,520	12,614
Total stock-based compensation expense	$8,941	$41,628	$18,299	$45,056
The stock-based compensation expense related to options granted to non-employees for the three months ended October 31, 2020 and 2019 and the nine months ended October 31, 2020 and 2019 were not material.
Total unrecognized compensation costs related to unvested awards not yet recognized under all equity compensation plans was as follows:

	October 31, 2020
	Unrecognized Expense (in thousands)	Weighted-Average Expected Recognition Period (in years)
Stock options	$28,548	2.5
RSUs	74,143	3.6
Total unrecognized stock-based compensation expense (unaudited)	$102,691	3.3
2020 Employee Stock Purchase Plan
In September 2020, the Board of Directors adopted and approved the 2020 Employee Stock Purchase Plan (“ESPP”), which became effective on the effective date of the Company's registration statement on Form S-1 filed with the SEC in connection with the Direct Listing. The ESPP initially reserved and authorized the issuance of up to a total of 2,000,000 shares of Class A common stock to participating employees.
The initial offering period began September 30, 2020 and will end on September 15, 2022, with purchase dates of March 15, 2021, September 15, 2021, March 15, 2022, and September 15, 2022. The ESPP provides for 24-month offering periods beginning September 15 and March 15 of each year, with each offering period consisting of four six-month purchase periods, except for the initial offering period which began on September 30, 2020 and will end on September 15, 2022. The purchase price of shares of Class A common stock under an offering will be the

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
lesser of: (i) 85% of the fair market value of such shares of Class A common stock on the offering date, and (ii) 85% of the fair market value of such shares of Class A common stock on the applicable purchase date.
Current employees who purchase shares under the ESPP may not sell such shares prior to the first anniversary of such purchase date and such shares will be designated with an applicable resale restriction. As of October 31, 2020, no shares have been purchased under the ESPP.
During the nine months ended October 31, 2020, the Company recognized $1.1 million of stock-based compensation expense related to ESPP and withheld $1.2 million in contributions from employees. As of October 31, 2020, total unrecognized compensation costs related to the 2020 ESPP was $10.3 million, which will be amortized over a weighted average vesting term of 1.2 years.
Note 12.    Interest Income and Other Income (Expense), Net
Interest income and other income (expense), net consist of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Interest income	$61	$397	$864	$1,448
Unrealized (gains) losses on foreign currency transactions	(612)	24	(19)	(58)
Other non-operating income (expense)	162	(78)	165	(222)
	$(389)	$343	$1,010	$1,168
Note 13.    Income Taxes
For the three and nine months ended October 31, 2020, the Company's income tax expense was $0.6 million and $0.9 million, respectively. The Company's income tax expense for the three and nine months ended October 31, 2020 is due primarily to income taxes in foreign jurisdictions.

On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act changed several of the existing U.S. corporate income tax laws by, among other things, increasing the amount of deductible interest, allowing companies to carryback certain Net Operating Losses (“NOLs”) and increasing the amount of NOLs that corporations can use to offset income. The CARES Act did not have a material impact on our third-quarter income tax provision, deferred tax assets and liabilities, and related taxes payable. The Company assessed the future implications of these provisions within the CARES Act on our Consolidated Financial Statements and the impact is immaterial.
Note 14.    Geographic Information
The following tables set forth revenues and long-lived assets, including operating lease ROU assets, by geographic area for the periods presented below (in thousands):
Revenues

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
United States	$33,887	$20,785	$91,582	$57,361
International	25,018	17,294	67,053	41,775
	$58,905	$38,079	$158,635	$99,136
Revenues by geography are based on the billing address of the customer.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Long-Lived Assets

	October 31, 2020	January 31, 2020
United States	$188,309	$23,913
International	5,230	7,005
	$193,539	$30,918

Note 15.    Related Party Transactions
In January and June 2020, the Company issued Convertible Notes to a trust affiliated with the Company’s CEO. See Note 6, “Convertible Notes—Related Party” for further details.
During the fiscal year ended January 31, 2020, the Company began leasing certain office facilities from a company affiliated with a Board member of the Company. Rent payments made under these leases totaled $0.5 million and $1.6 million during the three and nine months ended October 31, 2020, respectively.
The Company has entered into an advertising agreement with a company affiliated with a Board member of the Company. Payments under this agreement totaled of $0.1 million and $0.2 million during the three and nine months ended October 31, 2020, respectively.
The Company has entered into various recurring subscription agreements with a company affiliated with a Board member of the Company. The Company recognized revenue of $0.1 million and $0.1 million under these subscription agreements during the three and nine months ended October 31, 2020, respectively.
The Company has entered into a recurring subscription agreement with a total contract value of $1.2 million for the year ended January 31, 2020, with a company affiliated with a Board member of the Company. The Company recognized revenue of $0.4 million under this subscription agreements during the fiscal year ended January 31, 2020. Subsequent to January 31, 2020, the Board member of the Company was no longer affiliated with this company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the Prospectus. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.
Overview
Asana is a work management platform that helps teams orchestrate work, from daily tasks to cross-functional strategic initiatives. Over 89,000 paying customers use Asana to manage everything from product launches to marketing campaigns to organization-wide goal setting. Our platform adds structure to unstructured work, creating clarity, transparency, and accountability to everyone within an organization—individuals, team leads, and executives—so they understand exactly who is doing what, by when.
Asana is flexible and applicable to virtually any use case across departments and organizations of all sizes. We designed our platform to be easy to use and intuitive to all users, regardless of role or technical proficiency. Users can start a project within minutes and onboard team members seamlessly without outside support. We allow users to work the way they want with the interface that is right for them, using tasks, lists, calendars, boards, timelines, and workload.
Key Business Metrics
We believe that our growth and financial performance are dependent upon many factors, including the key factors described below.
Paying Customers
We are focused on continuing to grow the number of customers that use our platform. Our operating results and growth opportunity depend, in part, on our ability to attract new customers. We believe we have significant greenfield opportunities among addressable customers worldwide and we will continue to invest in our research and development and our sales and marketing organizations to address this opportunity.
As of October 31, 2020 we had over 89,000 paying customers, compared to over 73,000 for the same period in 2019. We define a customer as a distinct account, which could include a team, company, educational or government institution, organization, or distinct business unit of a company, that is on a paid subscription plan, a free version, or a free trial of one of our paid subscription plans. A single organization may have multiple customers. We define a paying customer as a customer on a paid subscription plan. No single customer accounts for more than 1% of our revenues, and our top 100 customers accounted for approximately 11% and 10% of our revenues for the three and nine months ended October 31, 2020, respectively.
Customers Spending Over $5,000 and $50,000
We focus on growing the number of customers spending over $5,000 and $50,000 on an annualized basis as a measure of our ability to scale within organizations. We define customers spending over $5,000 and $50,000 as those organizations on a paid subscription plan that had $5,000 or more or $50,000 or more in annualized GAAP revenues in a given quarter, respectively, inclusive of discounts. As customers realize the productivity benefits we provide, our platform often becomes critical to managing their work and achieving their objectives, which drives further adoption and expansion opportunities, and results in higher annualized contract values. We believe that our ability to increase the number of these customers is an important indicator of the components of our business, including: the continued acquisition of new customers, retaining and expanding our user base within existing customers, our continued investment in product development and functionality required by larger organizations, and the growth of our direct sales force.

As of October 31, 2020, we had 8,938 customers spending over $5,000 or more who contributed approximately 59% and 57% of revenues for the three and nine months then ended, respectively. As of October 31, 2019, we had 5,648 customers spending over $5,000 or more who contributed approximately 51% and 48% of revenue for the three and nine months then ended, respectively.
As of October 31, 2020 and 2019, we had 318 and 156 customers spending over $50,000, respectively.
Dollar-based Net Retention Rate
We expect to derive a significant portion of our revenue growth from expansion within our customer base, where we have an opportunity to expand adoption of Asana across teams, departments, and organizations. We believe that our dollar-based net retention rate demonstrates our opportunity to further expand within our customer base, particularly those that generate higher levels of annual revenues.
Our reported dollar-based net retention rate equals the simple arithmetic average of our quarterly dollar-based net retention rate for the four quarters ending with the most recent fiscal quarter. We calculate our dollar-based net retention rate by comparing our revenues from the same set of customers in a given quarter, relative to the comparable prior-year period. To calculate our dollar-based net retention rate for a given quarter, we start with the revenues in that quarter from customers that generated revenues in the same quarter of the prior year. We then divide that amount by the revenues attributable to that same group of customers in the prior-year quarter. Current period revenues include any upsells and are net of contraction or attrition over the trailing 12 months, but exclude revenues from new customers in the current period. We expect our dollar-based net retention rate to fluctuate in future periods due to a number of factors, including the expected growth of our revenue base, the level of penetration within our customer base, and our ability to retain our customers.
As of October 31, 2020 and 2019, our dollar-based net retention rate was over 115% and 120%, respectively. Our dollar-based net retention rate has declined year over year as a result of the COVID-19 pandemic and a disproportionate impact on smaller businesses that were particularly affected by the pandemic.
As of October 31, 2020 and 2019, our dollar-based net retention rate for customers spending over $5,000 with us on an annualized basis was over 125%. Our dollar-based net retention rate for customers spending over $50,000 with us on an annualized basis for the same periods was over 140%.
Impact of COVID-19
As a result of the COVID-19 pandemic, the Company has temporarily closed its headquarters and other physical offices, required its employees and contractors to work remotely, and implemented travel restrictions, all of which represent a significant disruption in how the Company operates its business. The operations of its partners and customers have likewise been disrupted, with a disproportionate impact on smaller businesses that were particularly affected by the pandemic. This impact is most evident in the decline of our overall dollar-based net retention rate for the quarter ended October 31, 2020 over on an annualized basis for the same quarter, while our dollar-based net retention rates remained steady for customers who spent over $5,000 and over $50,000. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions and the development of a vaccine, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the conditions caused by this pandemic could affect the rate of global IT spending and could adversely affect demand for the Company’s platform, lengthen the Company’s sales cycles, reduce the value or duration of subscriptions, negatively impact collections of accounts receivable, reduce expected spending from new customers, cause some of the Company’s paying customers to go out of business, limit the ability of the Company’s direct sales force to travel to customers and potential customers, and affect contraction or attrition rates of the Company’s customers, all of which could adversely affect the Company’s business, results of operations, and financial condition during fiscal 2021 and potentially future periods.
Non-GAAP Financial Measures
The following tables present certain non-GAAP financial measures for each period presented below. In addition to our results determined in accordance with GAAP, we believe these non-GAAP financial measures are useful in evaluating our operating performance. See below for a description of the non-GAAP financial measures and their limitations as an analytical tool.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(in thousands)
Non-GAAP loss from operations	$(37,275)	$(21,457)	$(88,349)	$(49,273)
Non-GAAP net loss	$(38,314)	$(21,175)	$(88,282)	$(48,288)
Free cash flow	$(19,502)	$(11,602)	$(58,474)	$(25,442)
Non-GAAP Loss From Operations and Non-GAAP Net Loss
We define non-GAAP loss from operations as loss from operations plus stock-based compensation expense and non-recurring costs, such as direct listing expenses.
We define non-GAAP net loss as net loss plus stock-based compensation expense, amortization of discount and non-cash contractual interest expense related to our senior mandatory convertible promissory note, and non-recurring costs such as direct listing expenses.
We use non-GAAP loss from operations and non-GAAP net loss in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that non-GAAP loss from operations and non-GAAP net loss provide our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations.
Free Cash Flow
We define free cash flow as net cash used in operating activities less cash used for purchases of property and equipment and capitalized internal-use software costs, plus non-recurring expenditures such as capital expenditures from the purchases of property and equipment associated with the build-out of our corporate headquarters in San Francisco, and direct listing expenses. We believe that free cash flow is a useful indicator of liquidity that provides information to management and investors, even if negative, about the amount of cash used in our operations other than that used for investments in property and equipment and capitalized internal-use software costs, adjusted for non-recurring expenditures.
Limitations and Reconciliations of Non-GAAP Financial Measures
Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as substitutes for financial information presented under GAAP. There are a number of limitations related to the use of non-GAAP financial measures versus comparable financial measures determined under GAAP. For example, other companies in our industry may calculate these non-GAAP financial measures differently or may use other measures to evaluate their performance. In addition, free cash flow does not reflect our future contractual commitments and the total increase or decrease of our cash balance for a given period. All of these limitations could reduce the usefulness of these non-GAAP financial measures as analytical tools. Investors are encouraged to review the related GAAP financial measures and the reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures and to not rely on any single financial measure to evaluate our business.

The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.
Non-GAAP Loss From Operations

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(in thousands)
Loss from operations	$(61,934)	$(63,085)	$(124,603)	$(94,329)
Add:
Stock-based compensation expense	8,941	41,628	18,299	45,056
Direct listing expenses	15,718	—	17,955	—
Non-GAAP loss from operations	$(37,275)	$(21,457)	$(88,349)	$(49,273)

Non-GAAP Net Loss

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(in thousands)
Net loss	$(73,289)	$(62,803)	$(150,200)	$(93,344)
Add:
Stock-based compensation expense	8,941	41,628	18,299	45,056
Amortization of discount on convertible notes	6,346	—	15,955	—
Interest expense on convertible notes	3,970	—	9,709	—
Direct listing expenses	15,718	—	17,955	—
Non-GAAP net loss	$(38,314)	$(21,175)	$(88,282)	$(48,288)

Free Cash Flow

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(in thousands)
Net cash provided by (used in) investing activities	$(142,994)	$10,728	$(117,271)	$8,851
Net cash provided by financing activities	$24,251	$4,855	$178,731	$7,778

Net cash used in operating activities	(34,435)	(10,939)	(74,705)	(24,039)
Less:
Purchases of property and equipment	(22,752)	(1,006)	(35,153)	(1,855)
Capitalized internal-use software	(40)	—	(858)	(302)
Add:
Purchases of property and equipment for build-out of corporate headquarters	21,822	343	33,130	754
Direct listing expenses paid	15,903	—	19,112	—
Free cash flow	$(19,502)	$(11,602)	$(58,474)	$(25,442)

Components of Results of Operations
Revenues
We generate subscription revenues from paying customers accessing our cloud-based platform. Subscription revenues are driven primarily by the number of paying customers, the number of paying users within the customer base, and the level of subscription plan. We recognize revenues ratably over the related contractual term beginning on the date that the platform is made available to a customer.
Due to the ease of implementation of our platform, revenues from professional services have been immaterial to date.
Cost of Revenues
Cost of revenues consists primarily of the cost of providing our platform to free users and paying customers and is comprised of third-party hosting fees, personnel-related expenses for our operations and support personnel, credit card processing fees, and amortization of our capitalized internal-use software costs.
As we acquire new customers and existing customers increase their use of our cloud-based platform, we expect that our cost of revenues will continue to increase in dollar amount.
Gross Profit and Gross Margin
Gross profit, or revenues less cost of revenues, and gross margin, or gross profit as a percentage of revenues, has been and will continue to be affected by various factors, including the timing of our acquisition of new customers, renewals of and follow-on sales to existing customers, costs associated with operating our cloud-based platform, and the extent to which we expand our operations and customer support organizations. We expect our gross profit to increase in dollar amount and our subscription gross margin to remain relatively consistent over the long term.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel-related expenses are the most significant component of operating expenses and consist of salaries, benefits, stock-based compensation expense, and, in the case of sales and marketing expenses, sales commissions. Operating expenses also include an allocation of overhead costs for facilities and shared IT-related expenses, including depreciation expense.
Research and Development
Research and development expenses consist primarily of personnel-related expenses. These expenses also include product design costs, third-party services and consulting expenses, software subscriptions and expensed computer equipment used in research and development activities, and allocated overhead costs. A substantial portion of our research and development efforts are focused on enhancing our software architecture and adding new features and functionality to our platform. We anticipate continuing to invest in innovation and technology development, and as a result, we expect research and development expenses to continue to increase in dollar amount, but to decrease as a percentage of revenues over time.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses and expenses for performance marketing and lead generation, brand marketing, and sponsorship activities. These expenses also include allocated overhead costs and travel-related expenses. Sales commissions earned by our sales force that are considered incremental and recoverable costs of obtaining a subscription with a customer are deferred and amortized on a straight-line basis over the expected period of benefit of three years.
We continue to make investments in our sales and marketing organization, and we expect sales and marketing expenses to remain our largest operating expenses in dollar amount. We expect our sales and marketing expenses to continue to increase in dollar amount but to decrease as a percentage of revenues over time, although the percentage may fluctuate from quarter to quarter depending on the extent and timing of our marketing initiatives.

General and Administrative
General and administrative expenses consist primarily of personnel-related expenses for our finance, human resources, information technology, and legal organizations. These expenses also include non-personnel costs, such as outside legal, accounting, and other professional fees, software subscriptions and expensed computer equipment, certain tax, license, and insurance-related expenses, and allocated overhead costs.
We have recognized and will continue to recognize certain expenses as part of our transition to a publicly traded company, consisting of professional fees and other expenses. In the quarters leading up to the listing of our Class A common stock on the NYSE, we incurred professional fees and expenses, and in the quarter of our listing we incurred fees paid to our financial advisors in addition to other professional fees and expenses related to such listing. We expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a U.S. securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC. In addition, as a public company, we expect to incur additional costs associated with accounting, compliance, insurance, and investor relations. As a result, we expect our general and administrative expenses to continue to increase in dollar amount for the foreseeable future but to generally decrease as a percentage of our revenues over the longer term, although the percentage may fluctuate from period to period depending on the timing and amount of our general and administrative expenses.
Interest Income and Other Income (Expense), Net and Interest Expense
Interest income and other income (expense), net consists of income earned on our marketable securities and foreign currency transaction gains and losses.
Interest expense consists of contractual interest expense and amortization of the debt discount on the senior mandatory convertible promissory notes we issued in January and June 2020 to a trust affiliated with our CEO, and interest expense from our term loan.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business. To date, we have not recorded any U.S. federal income tax expense, and our state and foreign income tax expenses have not been material. We have recorded deferred tax assets for which we provide a full valuation allowance, which primarily include net operating loss carryforwards and research and development tax credit carryforwards. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not the deferred tax assets will not be realized based on our history of losses.

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(in thousands)
Revenues	$58,905	$38,079	$158,635	$99,136
Cost of revenues (1)	7,321	5,328	20,548	14,079
Gross profit	51,584	32,751	138,087	85,057
Operating expenses:
Research and development (1)	32,996	39,712	81,338	69,588
Sales and marketing (1)	48,039	35,902	122,952	74,927
General and administrative (1)	32,483	20,222	58,400	34,871
Total operating expenses	113,518	95,836	262,690	179,386
Loss from operations	(61,934)	(63,085)	(124,603)	(94,329)
Interest income and other income (expense), net	(389)	343	1,010	1,168
Interest expense	(10,351)	—	(25,706)	—
Loss before provision for income taxes	(72,674)	(62,742)	(149,299)	(93,161)
Provision for income taxes	$615	61	$901	183
Net loss	$(73,289)	$(62,803)	$(150,200)	$(93,344)
__________________
(1)Amounts include stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(in thousands)
Cost of revenues	$75	$77	$175	$90
Research and development	4,783	21,068	9,520	22,950
Sales and marketing	2,463	8,441	5,084	9,402
General and administrative	1,620	12,042	3,520	12,614
Total stock-based compensation expense	$8,941	$41,628	$18,299	$45,056

The following table sets forth the components of our statements of operations data, for each of the periods presented, as a percentage of revenues.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(percent of revenues)
Revenues	100%	100%	100%	100%
Cost of revenues	12	14	13	14
Gross margin	88	86	87	86
Operating expenses:
Research and development	56	104	51	70
Sales and marketing	82	94	78	76
General and administrative	55	53	37	35
Total operating expenses	193	252	166	181
Loss from operations	(105)	(166)	(79)	(95)
Interest income and other income (expense), net	*	*	*	1
Interest expense	(18)	—	(16)	—
Loss before provision for income taxes	(123)	(165)	(94)	(94)
Provision for income taxes	1	*	*	*
Net loss	(124)%	(165)%	(95)%	(94)%
________________
* Less than 1%
Note: Certain figures may not sum due to rounding.
Comparison of Three Months Ended October 31, 2020 to Three Months Ended October 31, 2019
Revenues

	Three Months Ended October 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Revenues	$58,905	$38,079	$20,826	55%
Revenues increased $20.8 million, or 55%, during the three months ended October 31, 2020 compared to the three months ended October 31, 2019. The increase in revenues was primarily due to the addition of new paying customers, a continued shift in our sales mix toward larger customer contracts, and revenues generated from our existing paying customers as reflected by our dollar-based net retention rate of over 115% as of October 31, 2020.
Cost of Revenues and Gross Margin

	Three Months Ended October 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Cost of revenues	$7,321	$5,328	$1,993	37%
Gross margin	88%	86%
Cost of revenues increased $2.0 million, or 37%, during the three months ended October 31, 2020 compared to the three months ended October 31, 2019. The increase was primarily due to an increase of $0.7 million in personnel-related costs due to increased headcount, $0.5 million in credit card processing fees, $0.3 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure, and $0.3 million in third-party hosting costs as we increased capacity to support customer usage and growth of our customer base.

Our gross margin increased during the three months ended October 31, 2020 compared to the three months ended October 31, 2019 as we increased our revenues, more efficiently managed third-party hosting costs, and realized benefits due to economies of scale resulting from increased efficiency with our technology and infrastructure.
Operating Expenses

	Three Months Ended October 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Research and development	$32,996	$39,712	$(6,716)	(17)%
Sales and marketing	48,039	35,902	12,137	34%
General and administrative	32,483	20,222	12,261	61%
Total operating expenses	$113,518	$95,836	$17,682	18%
Research and Development
Research and development expenses decreased $6.7 million, or 17%, during the three months ended October 31, 2020 compared to the three months ended October 31, 2019. The decrease was primarily due to $19.3 million in stock-based compensation expense related to a tender offer in October 2019, partially offset by an increase of $9.9 million in other personnel-related expenses as a result of higher headcount and an increase of $2.1 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure.
Sales and Marketing
Sales and marketing expenses increased $12.1 million, or 34%, during the three months ended October 31, 2020 compared to the three months ended October 31, 2019. The increase was primarily due to an increase of $9.6 million in personnel-related expenses driven by higher headcount, an increase of $6.2 million in performance marketing, branding spend, and lead generation, an increase of $2.6 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure, and an increase of $0.4 million in equipment and related purchases to support the growth in headcount, partially offset by a decrease of $7.7 million in stock-based compensation expense related to a tender offer in October 2019.
General and Administrative
General and administrative expenses increased $12.3 million, or 61%, during the three months ended October 31, 2020 compared to the three months ended October 31, 2019. The increase was primarily due to an increase of $16.2 million in consulting and professional services, primarily related to direct listing expenses, an increase of $4.0 million in personnel-related expenses as a result of higher headcount, an increase of $1.1 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure expenses, and an increase of $0.7 million related to increased director and officer insurance incurred as a result of becoming a public company, partially offset by a decrease due to $11.4 million in stock-based compensation expense related to a tender offer in October 2019.
Interest Income, Interest Expense, and Other Income (Expense), Net

	Three Months Ended October 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Interest income and other income (expense), net	$(389)	$343	$(732)	(213)%
Interest expense	(10,351)	—	(10,351)	100
Interest expense increased $10.4 million during the three months ended October 31, 2020 compared to the three months ended October 31, 2019, primarily due to the issuance of the senior mandatory convertible promissory notes to a trust affiliated with our CEO in January 2020 and June 2020. Interest income and other income (expense), net decreased $0.7 million during the three months ended October 31, 2020 compared to the three months ended

October 31, 2019 due primarily to an increase in losses on foreign currency transactions and decreased gains from our investments in marketable securities for the three months ended October 31, 2020 compared to the three months ended October 31, 2019.
Comparison of Nine Months Ended October 31, 2020 to Nine Months Ended October 31, 2019
Revenues

	Nine Months Ended October 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Revenues	$158,635	$99,136	$59,499	60%
Revenues increased $59.5 million, or 60%, for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019. The increase in revenues was primarily due to the addition of new paying customers, a continued shift in our sales mix toward larger customer contracts, and revenues generated from our existing paying customers.
Cost of Revenues and Gross Margin

	Nine Months Ended October 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Cost of revenues	$20,548	$14,079	$6,469	46%
Gross margin	87%	86%
Cost of revenues increased $6.5 million, or 46%, for nine months ended October 31, 2020 compared to the nine months ended October 31, 2019. The increase was primarily due to an increase of $2.0 million in personnel-related costs due to increased headcount, an increase of $1.6 million in third-party hosting costs as we increased capacity to support customer usage and growth of our customer base, an increase of $1.3 million in credit card processing fees, and an increase of $1.1 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure.
Our gross margin increased during the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019 as we increased our revenues, more efficiently managed third-party hosting costs, and realized benefits due to economies of scale resulting from increased efficiency with our technology and infrastructure.
Operating Expenses

	Nine Months Ended October 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Research and development	$81,338	$69,588	$11,750	17%
Sales and marketing	122,952	74,927	48,025	64%
General and administrative	58,400	34,871	23,529	67%
Total operating expenses	$262,690	$179,386	$83,304	46%
Research and Development
Research and development expenses increased $11.8 million, or 17%, for nine months ended October 31, 2020 compared to the nine months ended October 31, 2019. The increase was primarily due to an increase of $24.4 million in personnel-related expenses driven by higher headcount and an increase of $5.1 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure, partially offset by a decrease of $19.3 million in stock-based compensation expense related to a tender offer in October 2019.

Sales and Marketing
Sales and marketing expenses increased $48.0 million, or 64%, for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019. The increase was primarily due to an increase of $23.6 million in personnel-related expenses driven by higher headcount, an increase of $20.7 million in performance marketing, branding spend, and lead generation programs, an increase of $6.2 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure, an increase of $2.1 million in fees to marketing vendors, and an increase of $1.0 million in equipment and related purchases to support the growth in headcount, partially offset by a decrease of $7.7 million of stock-based compensation expense related to a tender offer in October 2019.
General and Administrative
General and administrative expenses increased $23.5 million, or 67%, for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019. The increase was primarily due to an increase of $19.5 million in fees for professional services, including direct listing expenses, an increase of $10.1 million in personnel-related expenses as a result of higher headcount, an increase of $2.5 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure expenses, an increase of $1.0 million in bad debt expense, and an increase of $0.7 million related to increased director and officer insurance incurred as a result of becoming a public company, partially offset by a decrease of $11.4 million due to stock-based compensation expense related to a tender offer in October 2019.
Interest Income, Interest Expense, and Other Income (Expense), Net

	Nine Months Ended October 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Interest income and other income (expense), net	$1,010	$1,168	$(158)	(14)%
Interest expense	(25,706)	—	(25,706)	100%
Interest income and other income (expense), net decreased $0.2 million for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019 due primarily to gains on foreign currency transactions. Interest expense increased $25.7 million for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019 due to the issuance of the senior mandatory convertible promissory notes to a trust affiliated with our CEO.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock and common stock, the issuance of senior mandatory convertible promissory notes in January and June 2020 to a trust affiliated with our CEO, and cash generated from the sale of subscriptions to our platform. We have generated losses from our operations as reflected in our accumulated deficit of $479.9 million as of October 31, 2020 and negative cash flows from operating activities for the nine months ended October 31, 2019 and 2020. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer usage and growth in our customer base, increased research and development expenses to support the growth of our business and related infrastructure, and increased general and administrative expenses to support being a publicly traded company.
As of October 31, 2020, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $423.9 million.
In April 2020, we entered into a five-year $40.0 million term loan agreement with Silicon Valley Bank. The agreement provides for a senior secured term loan facility, in an aggregate principal amount of up to $40.0 million, to be used for the construction of our new corporate headquarters. Interest will accrue on any outstanding balance at a floating rate per annum equal to the prime rate (as publicly announced from time to time by the Wall Street Journal) plus an applicable margin equal to either (a) 0% if our unrestricted cash at the lender is equal to or less than $80.0 million, or (b) (0.5)% if our unrestricted cash at the lender is between $80.0 million and $100.0 million, or (c)

(1.0)% if our unrestricted cash balance at the lender is equal to or greater than $100.0 million. Interest shall be payable monthly. As of October 31, 2020, $13.0 million was drawn and outstanding under this term loan.
A substantial source of our cash provided by operating activities is our deferred revenue, which is included on our consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenues over the term of the subscription agreement. As of October 31, 2020, we had $90.1 million of deferred revenue, of which $88.9 million was recorded as a current liability. This deferred revenue will be recognized as revenues when all of the revenue recognition criteria are met.
We assess our liquidity primarily through our cash on hand as well as the projected timing of billings under contract with our paying customers and related collection cycles. We believe our current cash, cash equivalents, marketable securities, and amounts available under our senior secured term loan facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended October 31,
	2020	2019

Net cash used in operating activities	$(74,705)	$(24,039)
Net cash provided by (used in) investing activities	(117,271)	8,851
Net cash provided by financing activities	178,731	7,778
Operating Activities
Our largest source of operating cash is cash collection from sales of subscriptions to our paying customers. Our primary uses of cash from operating activities are for personnel-related expenses, marketing expenses, and third-party hosting-related and software expenses. In the last several years, we have generated negative cash flows from operating activities and have supplemented working capital requirements through net proceeds from the sale of equity and equity-linked securities.
Net cash used in operating activities of $74.7 million for the nine months ended October 31, 2020 reflects our net loss of $150.2 million, adjusted by non-cash items such as amortization of discount on convertible notes of $16.0 million, stock-based compensation expense of $18.3 million, non-cash lease expense of $11.8 million, non-cash interest expense of $9.7 million, amortization of deferred contract acquisition costs of $2.7 million, depreciation and amortization of $2.5 million, provision for doubtful accounts of $1.2 million, and net cash inflows of $13.2 million from changes in our operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities primarily consisted of a $26.0 million increase in deferred revenue, resulting from increased billings for subscriptions, a $13.5 million increase in accrued liabilities and other liabilities primarily from an increase in accrued advertising, and a $1.8 million increase in accounts payable. These amounts were partially offset by a $11.8 million increase in accounts receivable due to higher customer billings, a $2.5 million increase in other assets, and a $13.3 million increase in prepaid expenses and other current assets related to an increase in deferred contract acquisition costs.
Net cash used in operating activities of $24.0 million for the nine months ended October 31, 2019 reflects our net loss of $93.3 million, adjusted by non-cash items such as non-cash lease expense of $5.7 million, stock-based compensation expense of $45.1 million, depreciation and amortization of $1.7 million, and net cash inflows of $16.3 million from changes in our operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities primarily consisted of a $25.8 million increase in deferred revenue resulting from increased billings for subscriptions, a $4.9 million increase in accrued liabilities and other liabilities, and a $2.6 million increase in accounts payable. These amounts were partially offset by a $5.0 million decrease in operating lease liabilities, a $5.4 million increase in prepaid expenses and other current assets primarily related to an increase in deferred contract acquisition costs, and a $5.2 million increase in accounts receivable due to higher customer billings.

Investing Activities
Net cash used in investing activities of $117.3 million for the nine months ended October 31, 2020 consisted of $126.6 million in purchases of marketable securities, $35.2 million in purchases of property and equipment from an increase in construction in progress, and $0.9 million in capitalized internal-use software costs. This was partially offset by $45.3 million in maturities of marketable securities.
Net cash provided by investing activities of $8.9 million for the nine months ended October 31, 2019 consisted of $87.0 million in maturities and sales of marketable securities. This amount was partially offset by $76.0 million in purchases of marketable securities, $1.9 million in purchases of property and equipment from an increase in construction in progress, and $0.3 million in capitalized internal-use software costs.
Financing Activities
Net cash provided by financing activities of $178.7 million for the nine months ended October 31, 2020 consisted of $150.0 million of proceeds from the issuance of a senior mandatory convertible promissory note in June 2020 to a trust affiliated with our CEO, $12.9 million in net proceeds from our term loan, and $16.2 million in proceeds from the exercise of stock options, partially offset by $0.4 million in taxes paid related to the net share settlement of equity awards.
Net cash provided by financing activities of $7.8 million for the nine months ended October 31, 2019 primarily consisted of $7.8 million in proceeds from the exercise of stock options.
Contractual Obligations and Commitments
During the nine months ended October 31, 2020, there were no material changes in our contractual obligations and other commitments, as disclosed in the Prospectus, other than the amendments to the operating lease for our corporate headquarters in San Francisco, which commenced in May 2020 and expires in October 2033. We expect to incur a total of approximately $421.8 million of future minimum payments and capital commitments related to this lease of as of October 31, 2020. Additionally, in April 2020, we amended the lease arrangement to include a fee for access to additional space, for which future minimum payments total $3.9 million. The first and second phases of this lease commenced in May 2020 and July 2020, respectively.
For further information on our commitments and contingencies, refer to Note 8 in the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
In January and June 2020, we issued two unsecured senior mandatory convertible promissory notes for an aggregate principal amount of $450.0 million, or the 2020 Notes, to a trust affiliated with our CEO, which mature on January 30, 2025 and June 26, 2025, respectively. The 2020 Notes are senior, unsecured obligations of the Company. The 2020 Notes bear interest at a fixed rate of 3.5% per annum that will be compounded annually and payable in-kind, resulting in an aggregate $534.5 million being due upon settlement. The 2020 Notes mature, and would be converted into shares of our Class B common stock, on the applicable maturity date, unless earlier converted into shares of our Class B common stock or redeemed in connection with our bankruptcy, insolvency, or other similar events. The holder of the 2020 Notes is not entitled to convert the 2020 Notes at any time. The 2020 Notes are only convertible into shares of our Class B common stock at our option under certain scenarios, including if the closing price of the Company’s Class A common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter equals or exceeds the conversion price (initially $31.58 and $31.09 for the January 2020 Convertible Note and June 2020 Convertible Note, respectively), or upon the occurrence of specified corporate events.

In April 2020, we entered into a $40.0 million term loan agreement with Silicon Valley Bank, as discussed in Liquidity and Capital Resources above.
Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. Additionally, in connection with the listing of our Class A common stock on the NYSE, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands have been made upon us to provide indemnification under such agreements, and there are no claims that we are aware of that could have a material effect on our financial position, results of operations, or cash flows.
Off-Balance Sheet Arrangements
For all periods presented in this Quarterly Report on Form 10-Q, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
There have been no changes to our critical accounting policies and estimates during the nine months ended October 31, 2020 as compared to those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Prospectus.
Recent Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding recent accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures About Market Risk
We have operations in the United States and internationally, and we are exposed to certain market risks in the ordinary course of our business.
Interest Rate Risk
Our cash, cash equivalents, and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds and U.S. government securities. As of October 31, 2020, we had cash and cash equivalents of $297.4 million and marketable securities of $126.4 million. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. However, due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
In January and June 2020, we issued two unsecured senior mandatory convertible promissory notes for an aggregate principal amount of $450 million, or the 2020 Notes, to a trust affiliated with our CEO. The 2020 Notes bear interest at a fixed rate of 3.5% per annum that will be compounded annually and payable in-kind. As the 2020 Notes have a fixed annual interest rate, we have no financial exposure associated with changes in interest rates. However, the fair values of the 2020 Notes are subject to interest rate risk, market risk, and other factors, as the fair values of the 2020 Notes will fluctuate when there are changes to the interest rate or the price of our common stock. The interest and common stock value changes affect the fair values of the 2020 Notes, but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligation.

Foreign Currency Risk
The vast majority of our subscription agreements are denominated in U.S. dollars, with a small number of subscription agreements denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies, and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, Canadian Dollar, Australian Dollar, Japanese Yen, and Icelandic Krona. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are not a party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.
ITEM 1A. RISK FACTORS
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also impair our business, financial condition, results of operations, and growth prospects.
Risks Related to Our Business
We have experienced rapid growth in recent periods, and our recent growth rates may not be indicative of our future growth.
We have experienced rapid growth in recent periods. In future periods, we expect our revenue growth rate to decline. Further, as we operate in a new and rapidly changing category of work management software, widespread acceptance and use of our platform is critical to our future growth and success. We believe our revenue growth depends on a number of factors, including, but not limited to, our ability to:
•attract new individuals, teams, and organizations as customers;
•grow or maintain our dollar-based net retention rate, expand usage within organizations, and sell subscriptions;
•price our subscription plans effectively;
•convert individuals, teams, and organizations on our free and trial versions into paying customers;
•achieve widespread acceptance and use of our platform, including in markets outside of the United States;
•continue to successfully expand our sales force;
•expand the features and capabilities of our platform;
•provide excellent customer experience and customer support;
•maintain the security and reliability of our platform;
•successfully compete against established companies and new market entrants, as well as existing software tools;
•increase awareness of our brand on a global basis; and
•comply with existing and new applicable laws and regulations.
If we are unable to accomplish these tasks, our revenue growth would be harmed. We also expect our operating expenses to increase in future periods, and if our revenue growth does not increase to offset these anticipated increases in our operating expenses, our business, results of operations, and financial condition will be harmed, and we may not be able to achieve or maintain profitability.

We have a limited operating history at our current scale, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
We have been growing rapidly in recent periods and, as a result, have a relatively short history operating our business at its current scale. Furthermore, we operate in an industry that is characterized by rapid technological innovation, intense competition, changing customer needs, and frequent introductions of new products, technologies, and services. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in evolving industries. In addition, our future growth rate is subject to a number of uncertainties, such as general economic and market conditions, including those caused by the ongoing COVID-19 pandemic. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in the market, or if we do not address these risks successfully, our results of operations could differ materially from our expectations, and our business, results of operations, and financial condition would suffer.
We have a history of losses, and we may not be able to achieve profitability or, if achieved, sustain profitability.
We have incurred net losses in each fiscal year since our founding. We generated net losses of $150.2 million and $93.3 million for the nine months ended October 31, 2020 and 2019, respectively. As of October 31, 2020, we had an accumulated deficit of $479.9 million. We do not expect to be profitable in the near future, and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. These losses reflect, among other things, the significant investments we made to develop and commercialize our platform, serve our existing customers, and broaden our customer base.
We expect to continue to make substantial future investments and expenditures related to the growth of our business, including:
•expansion of our sales and marketing activities;
•continued investments in research and development to introduce new features and enhancements to our platform;
•hiring additional employees;
•investments in infrastructure;
•expansion of our operations across our multiple geographies; and
•increasing costs associated with our general and administrative organization.
As a result of these investments and expenditures, we may experience losses in future periods that may increase significantly. Therefore, our losses in future periods may be significantly greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate or that they may not result in increases in our revenues. We cannot be certain that we will be able to achieve, sustain, or increase profitability on a quarterly or annual basis. Any failure by us to achieve and sustain profitability would cause the trading price of our Class A common stock to decline.
We believe our long-term value as a company will be greater if we focus on growth, which may negatively impact our profitability in the near and medium term.
A significant part of our business strategy and culture is to focus on long-term growth and customer success over short-term financial results. For example, in the nine months ended October 31, 2020, we increased our operating expenses to $262.7 million as compared to $179.4 million in the nine months ended October 31, 2019. In the nine months ended October 31, 2020, our net loss increased to $150.2 million from $93.3 million in the nine months ended October 31, 2019. As a result, in the near and medium term, we may continue to operate at a loss, or our near- and medium-term profitability may be lower than it would be if our strategy were to maximize near- and medium-term profitability. We expect to continue making significant expenditures on sales and marketing efforts, and expenditures to grow our platform and develop new features, integrations, capabilities, and enhancements to our platform. Such expenditures may not result in improved business results or profitability over the long term. If we are ultimately unable to achieve or improve profitability at the level or during the time frame anticipated by securities or industry analysts and our stockholders, the trading price of our Class A common stock may decline.
Our quarterly results may fluctuate significantly and may not meet our expectations or those of investors or securities analysts.
Our quarterly results of operations, including the levels of our revenues, deferred revenue, working capital, and cash flows, may vary significantly in the future, such that period-to-period comparisons of our results of operations may not be meaningful. Our quarterly financial results may fluctuate due to a variety of factors, many of which are outside of our control and may be difficult to predict, including, but not limited to:
•the level of demand for our platform;
•our ability to grow or maintain our dollar-based net retention rate, expand usage within organizations, and sell subscriptions;
•our ability to convert individuals, teams, and organizations using our free and trial versions into paying customers;
•the timing and success of new features, integrations, capabilities, and enhancements by us to our platform, or by our competitors to their products, or any other changes in the competitive landscape of our market;
•our ability to achieve widespread acceptance and use of our platform;
•errors in our forecasting of the demand for our platform, which would lead to lower revenues, increased costs, or both;
•the amount and timing of operating expenses and capital expenditures, as well as entry into operating leases, that we may incur to maintain and expand our business and operations and to remain competitive;
•the timing of expenses and recognition of revenues;
•security breaches, technical difficulties, or interruptions to our platform;
•pricing pressure as a result of competition or otherwise;
•adverse litigation judgments, other dispute-related settlement payments, or other litigation-related costs;
•the number of new employees hired;
•the timing of the grant or vesting of equity awards to employees, directors, or consultants;
•seasonal buying patterns for software spending;
•declines in the values of foreign currencies relative to the U.S. dollar;
•changes in, and continuing uncertainty in relation to, the legislative or regulatory environment;
•legal and regulatory compliance costs in new and existing markets;
•costs and timing of expenses related to the potential acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs;
•health epidemics, such as the COVID-19 pandemic, influenza, and other highly communicable diseases or viruses; and
•general economic conditions in either domestic or international markets, including geopolitical uncertainty and instability and their effects on software spending.
Any one or more of the factors above may result in significant fluctuations in our quarterly results of operations, which may negatively impact the trading price of our Class A common stock. You should not rely on our past results as an indicator of our future performance.

The variability and unpredictability of our quarterly results of operations or other operating metrics could result in our failure to meet our expectations or those of investors or analysts with respect to revenues or other metrics for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the trading price of our Class A common stock would fall, and we would face costly litigation, including securities class action lawsuits.
We may not be able to effectively manage our growth.
We have experienced rapid growth and increased demand for our platform. The growth and expansion of our business and platform may place a significant strain on our management, operational, and financial resources. We are required to manage multiple relationships with various strategic partners, customers, and other third parties. In the event of further growth of our operations or in the number of our third-party relationships, our computer systems, procedures, or internal controls may not be adequate to support our operations, and our management may not be able to manage such growth effectively. To effectively manage our growth, we must continue to implement and improve our operational, financial, and management information systems and expand, train, and manage our employee base.
The COVID-19 pandemic has affected how we, our partners, and our customers operate and has adversely affected the global economy, and the duration and extent to which this will affect our business, future results of operations, and financial condition remains uncertain.
In December 2019, COVID-19 was first reported to the World Health Organization, or WHO, and in January 2020, the WHO declared the outbreak to be a public health emergency. In March 2020, the WHO characterized COVID-19 as a pandemic. Since then, the COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods, and services worldwide. As a result, we have temporarily closed our headquarters and most of our other offices, enabled our employees and contractors to work remotely, implemented travel restrictions, and shifted company events and meetings to virtual-only experiences, all of which may continue for an indefinite amount of time and represent a significant disruption in how we operate our business. The operations of our partners, vendors, and customers have likewise been disrupted.
While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment and mitigation actions and the development of a vaccine, it has already had an adverse effect on the global economy, and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the conditions caused by this pandemic may affect the rate of global IT spending, which could adversely affect demand for our platform. Further, the COVID-19 pandemic has caused us to experience, in some cases, longer sales cycles and an increase in certain prospective and current customers seeking lower prices or other more favorable contract terms, and has limited the ability of our direct sales force to travel to customers and potential customers. In addition, the COVID-19 pandemic could reduce the value or duration of subscriptions, negatively impact collections of accounts receivable, reduce expected spending from our paying customers, cause some of our paying customers to go out of business, and affect contraction or attrition rates of our paying customers, all of which could adversely affect our business, results of operations, and financial condition. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets, which may adversely affect our stock price and our ability to access capital markets in the future.

While we have developed and continue to develop plans to help mitigate the potential negative impact of COVID-19, these efforts may not be effective, and any protracted economic downturn will likely limit the effectiveness of our efforts. Accordingly, it is not possible for us to predict the duration and extent to which this will affect our business, future results of operations, and financial condition at this time.
If we are unable to attract new customers, convert individuals, teams, and organizations using our free and trial versions into paying customers, and expand usage within organizations or develop new features, integrations, capabilities, and enhancements that achieve market acceptance, our revenue growth would be harmed.
To increase our revenues and achieve profitability, we must increase our customer base through various methods, including but not limited to, adding new customers, converting individuals, teams, and organizations using our free and trial versions into paying customers, and expanding usage within organizations. We encourage customers on our free and trial versions to upgrade to paid subscriptions plans and customers of our Premium plan to upgrade to our Business or Enterprise plans. Additionally, we seek to expand within enterprises by adding new customers, having organizations upgrade to our Business or Enterprise plans, or expanding their use of our platform into other departments within an organization. While we have experienced significant growth in the number of customers, we do not know whether we will continue to achieve similar customer growth rates in the future. Numerous factors may impede our ability to add new customers, convert individuals, teams, and organizations using our free and trial versions into paying customers, expand usage within organizations, and sell subscriptions to our platform, including but not limited to, our failure to attract and effectively train new sales and marketing personnel, failure to retain and motivate our current sales and marketing personnel, failure to develop or expand relationships with partners, failure to compete effectively against alternative products or services, failure to successfully deploy new features and integrations, failure to provide a quality customer experience and customer support, or failure to ensure the effectiveness of our marketing programs. Additionally, as we focus on increasing our sales to larger organizations, we will be required to deploy sophisticated and costly sales efforts, which may result in longer sales cycles. Sales efforts targeted at larger customers typically involve greater costs, longer sales cycles, greater competition, and less predictability in completing some of our sales. In the large enterprise market, the customer’s decision to use our platform can sometimes be an enterprise-wide decision, in which case, we will likely be required to provide greater levels of customer education to familiarize potential customers with the use and benefits of our platform, as well as training and support. In addition, larger enterprises may demand more customization, integration and support services, and features. As a result of these factors, these sales opportunities may require us to devote greater sales, research and development, and customer support resources to these customers, resulting in increased costs, lengthened sales cycles, and diversion of our own sales and professional services resources to a smaller number of larger customers. Moreover, these larger subscription plans may require us to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met. In addition, the ongoing COVID-19 pandemic and related precautionary measures we and other companies are taking are impacting our sales activity. For example, like many other companies, including our customers and prospects, our employees are working remotely, and we have limited all non-essential business travel. Restrictions on travel and in-person meetings have interrupted and could continue to interrupt our sales activity, and we cannot predict whether, for how long, or the extent to which the COVID-19 pandemic and related precautionary measures may have an impact. If our efforts to sell to organizations of all sizes are not successful or do not generate additional revenues, our business, results of operations, and financial condition would suffer.
In addition, we believe that many of our new customers originate from word-of-mouth and other non-paid referrals from existing customers, so we must ensure that our existing customers remain loyal to our platform in order to continue receiving those referrals. Our ability to attract new customers and increase revenues from existing paying customers depends in large part on our ability to continually enhance and improve our platform and the features, integrations, and capabilities we offer, and to introduce compelling new features, integrations, and capabilities that reflect the changing nature of our market in order to maintain and improve the quality and value of our platform. Accordingly, we must continue to invest in research and development and in our ongoing efforts to improve and enhance our platform. The success of any enhancement to our platform depends on several factors, including timely completion and delivery, competitive pricing, adequate quality testing, integration with existing technologies, and overall market acceptance. Any new features, integrations, and capabilities that we develop may not be introduced in a timely or cost-effective manner, may contain errors, failures, vulnerabilities, or bugs, or may not achieve the market acceptance necessary to generate significant revenues. Furthermore, the COVID-19 pandemic could have an impact on our plans to offer certain new features, integrations, and capabilities in a timely manner, particularly if we experience impacts to productivity due to our employees or their family members experiencing health issues, if our employees continue to work remotely for extended periods, or if there are increasing delays in the hiring and onboarding of new employees.
Moreover, our business is subscription based, and customers are not obligated to and may not renew their subscriptions after their existing subscriptions expire, and we cannot ensure that customers will renew subscriptions with a similar contract period, with the same or greater number of users, or for the same level of subscription plan or upgrade to Business and Enterprise plans. Customers may or may not renew their subscription plans as a result of a number of factors, including their satisfaction or dissatisfaction with our platform, our pricing or pricing structure, the pricing or capabilities of the products and services offered by our competitors, the effects of general economic conditions, or customers’ budgetary constraints. If customers do not renew their subscriptions, renew on less favorable terms, or fail to add more individuals, teams, and organizations, or if we fail to upgrade individuals, teams, and organizations to our paid subscription plans, or expand the adoption of our platform within organizations, our revenues may decline or grow less quickly than anticipated, which would harm our business, results of operations, and financial condition. Additionally, we continue to monitor how COVID-19 may impact the adoption of our platform generally and our success in engaging with new customers and expanding relationships with existing customers. We also may continue to experience a reduction in renewal rates, particularly within our small and medium-sized customers, as well as reduced customer spend and delayed payments that could materially impact our business, results of operations, and financial condition in future periods. While we believe our revenues are relatively predictable in the near-term as a result of our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our operating results and overall financial performance until future periods. If we fail to predict customer demands, fail to sufficiently account for the impact of COVID-19 on our sales projections, or fail to attract new customers and maintain and expand new and existing customer relationships, our revenues may grow more slowly than expected, may not grow at all, or may decline, and our business may be harmed.
One of our marketing strategies is to offer free and trial subscription plans, and we may not be able to continue to realize the benefits of this strategy.
We offer free and trial subscription plans to promote brand awareness and organic adoption of our platform. Historically, only a small percentage of individuals, teams, and organizations using our free and trial subscription plans has converted into one of our paid subscription plans. Our marketing strategy depends in part on individuals, teams, and organizations who use our free and trial versions of our platform convincing others within their organizations to use Asana and to become paying customers. To the extent that increasing numbers of these individuals, teams, and organizations do not become, or lead others to become, paying customers, we will not realize the intended benefits of this marketing strategy, we will continue to pay the costs associated with hosting such free and trial versions, our ability to grow our business will be harmed, and our business, results of operations, and financial condition will suffer.
We derive, and expect to continue to derive, substantially all of our revenues from a single solution.
We derive, and expect to continue to derive, substantially all of our revenues from a single solution. As such, the continued growth in market demand for and market acceptance, including international market acceptance, of our platform is critical to our continued success. Demand for our platform is affected by a number of factors, some of which are beyond our control, such as the rate of market adoption of work management solutions; the timing of development and release of competing new products; the development and acceptance of new features, integrations, and capabilities for our platform; price, product, and service changes by us or our competitors; technological changes and developments within the markets we serve; growth, contraction, and rapid evolution of our market; and general economic conditions and trends. If we are unable to continue to meet the demands of individuals, teams, and organizations or trends in preferences for work management solutions or to achieve more widespread market acceptance of our platform, our business, results of operations, and financial condition would be harmed. Changes in preferences of our current or potential customers may have a disproportionately greater impact on us than if we offered multiple products. In addition, some current and potential customers, particularly larger organizations, may develop or acquire their own tools or continue to rely on traditional tools and software for their work management solutions, which would reduce or eliminate their demand for our platform. If demand for our platform declines for any of these or other reasons, our business, results of operations, and financial condition would be adversely affected.
If the market for work management solutions develops more slowly than we expect or declines, our business would be adversely affected.
It is uncertain whether work management solutions will achieve and sustain high levels of customer demand and market acceptance given the relatively early stage of development of this market. Our success will depend to a substantial extent on the widespread adoption of work management solutions generally. Individuals and organizations may be reluctant or unwilling to migrate to work management solutions from spreadsheets, email, messaging, and legacy project management tools. It is difficult to predict adoption rates and demand for our platform, the future growth rate and size of the market for work management solutions, or the entry of competitive offerings. The expansion of the work management solutions market depends on a number of factors, including the cost, performance, and perceived value associated with work management solutions. If work management solutions do not achieve widespread adoption, or there is a reduction in demand for work management solutions caused by a lack of customer acceptance, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending, or otherwise, it could result in decreased revenues, and our business, results of operations, and financial condition would be adversely affected.
We operate in a highly competitive industry, and competition presents an ongoing threat to the success of our business.
The market for work management solutions is increasingly competitive, fragmented, and subject to rapidly changing technology, shifting user and customer needs, new market entrants, and frequent introductions of new products and services. We compete with companies that range in size from large and diversified with significant spending resources to smaller companies. Our competition addresses the project management and work management categories, including, but not limited to, solutions relating to email, messaging, and spreadsheets. Our competitors generally fall into the following groups: companies specifically offering work management solutions, such as Smartsheet Inc. and monday.com Ltd.; companies offering productivity suites, such as Microsoft Corporation, or Microsoft, and Alphabet, Inc., or Google; and companies specializing in vertical solutions that address a portion of our market, such as Atlassian Corporation Plc for developers.
We believe that our ability to compete depends upon many factors both within and beyond our control, including the following:
•adaptability of our platform to a broad range of use cases;
•continued market acceptance of our platform and the timing and market acceptance of new features and enhancements to our platform or the offerings of our competitors;
•ease of use, performance, price, security, and reliability of solutions developed either by us or our competitors;
•our brand strength;
•selling and marketing efforts, including our ability to grow our market share domestically and internationally;
•the size and diversity of our customer base;
•customer support efforts; and
•our ability to continue to create easy to use integrations for, and robust, effective partnerships with, other larger enterprise software solutions and tools.
Many of our current and potential competitors may have longer operating histories, greater brand name recognition, stronger and more extensive partner relationships, significantly greater financial, technical, marketing, and other resources, lower labor and development costs, and larger customer bases than we do. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns, and adopt more aggressive pricing policies that will allow them to build larger customer bases than we have. In addition, some of our potential customers may elect to develop their own internal applications for their work management needs. Our competitors may also offer their products and services at a lower price, or, particularly during the ongoing COVID-19 pandemic, may offer price concessions, delayed payment terms, financing terms, or other terms and conditions that are more enticing to potential customers.
The work management solutions market is rapidly evolving and highly competitive, with relatively low barriers to entry, and in the future there will likely be an increasing number of similar solutions offered by additional competitors. Large companies we do not currently consider to be competitors may enter the market, through acquisitions or through innovation and expansion of their existing solutions, to compete with us either directly or indirectly. Further, our potential and existing competitors may make acquisitions or enter into strategic relationships and rapidly acquire significant market share due to a larger customer base, superior product offering, more effective sales and marketing operations, or greater financial, technical, and other resources.
Any one of these competitive pressures in our market, or our failure to compete effectively, may result in price reductions; fewer customers; reduced revenues, gross profit, and gross margin; increased net losses; and loss of market share. Any failure to meet and address these factors would harm our business, results of operations, and financial condition.
Failure to effectively develop and expand our direct sales capabilities would harm our ability to expand usage of our platform within our customer base and achieve broader market acceptance of our platform.
Our ability to expand usage of our platform within our customer base and achieve broader market acceptance among businesses will depend to a significant extent on our ability to expand our sales operations successfully, particularly our direct sales efforts targeted at broadening use of our platform across departments and entire organizations. We plan to continue expanding our direct sales force, both domestically and internationally, to expand use of our platform within our customer base, and reach larger teams and organizations. This expansion will require us to continue to invest significant financial and other resources to train and grow our direct sales force in order to complement our self-service go-to-market approach. Our business, results of operations, and financial condition will be harmed if our efforts do not generate a corresponding increase in revenues. We may not achieve anticipated revenue growth from expanding our direct sales force if we are unable to hire and develop talented direct sales personnel, if our new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if we are unable to retain our existing direct sales personnel. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve revenue growth will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of sales personnel to support our growth.
The loss of one or more of our key personnel, in particular our co-founder, President, Chief Executive Officer, and Chair, Dustin Moskovitz, would harm our business.
Our success depends largely upon the continued services and performance of our senior management and other key personnel. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives and key employees, which could disrupt our business. Our senior management and key employees are employed on an at-will basis. We currently do not have “key person” insurance on any of our employees. The loss of key personnel, including our co-founder, President, Chief Executive Officer, and Chair, Dustin Moskovitz, and other key members of management, as well as our product development, engineering, sales, and marketing personnel, would disrupt our operations and have an adverse effect on our ability to grow our business. Changes in our senior management team may also cause disruptions in, and harm to, our business, results of operations, and financial condition.
We must continue to attract and retain highly qualified personnel in very competitive markets to continue to execute on our business strategy and growth plans.
To execute our business model, we must attract and retain highly qualified personnel. Competition for executive officers, software engineers, sales personnel, and other key personnel in our industry and in the San Francisco Bay Area, where our headquarters is located, and in other locations where we maintain offices, is intense. As we become a more mature company, we may find our recruiting efforts more challenging. The incentives to attract, retain, and motivate employees provided by our stock options and other equity awards, or by other compensation arrangements, may not be as effective as in the past. Many of the companies with which we compete for experienced personnel have greater resources than we have. Our recruiting efforts may also be limited by laws and regulations, such as restrictive immigration laws, and restrictions on travel or availability of visas (including during the ongoing COVID-19 pandemic). If we do not succeed in attracting excellent personnel or retaining or motivating existing personnel, we may be unable to innovate quickly enough to support our business model or grow effectively.
Our failure to protect our sites, networks, and systems against security breaches, or otherwise to protect our confidential information or the confidential information of our users, customers, or other third parties, would damage our reputation and brand, and substantially harm our business and results of operations.
Breaches of our security measures or those of our third-party service providers or cyber security incidents would result in unauthorized access to our sites, networks, systems, and accounts; unauthorized access to, and misappropriation of, individuals’ personal information or other confidential or proprietary information of ourselves, our customers, or other third parties; viruses, worms, spyware, or other malware being served from our platform, mobile application, networks, or systems; deletion or modification of content or the display of unauthorized content on our platform; interruption, disruption, or malfunction of operations; costs relating to breach remediation, deployment of additional personnel and protection technologies, and response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; or litigation, regulatory action, and other potential liabilities. If any of these breaches of security should occur, we cannot guarantee that recovery protocols and backup systems will be sufficient to prevent data loss. Additionally, if any of these breaches occur, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches, and we could be exposed to risk of loss, litigation or regulatory action, and other potential liability. Actual or anticipated security breaches or attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Additionally, there is an increased risk that we may experience cybersecurity-related events such as COVID-19-themed phishing attacks and other security challenges as a result of most of our employees and our service providers working remotely from non-corporate-managed networks during the ongoing COVID-19 pandemic and potentially beyond.
Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data protection, data security, network and information systems security, and other laws, and cause significant legal and financial exposure, adverse publicity, and a loss of confidence in our security measures, which could have a material adverse effect on our business, results of operations, and financial condition. We continue to devote significant resources to protect against security breaches, and we may need to devote significant resources in the future to address problems caused by breaches, including notifying affected subscribers and responding to any resulting litigation, which in turn, diverts resources from the growth and expansion of our business.
If we fail to manage our technical operations infrastructure, or experience service outages, interruptions, or delays in the deployment of our platform, our results of operations may be harmed.
We may experience system slowdowns and interruptions from time to time. In addition, continued growth in our customer base could place additional demands on our platform and could cause or exacerbate slowdowns or interrupt the availability of our platform. If there is a substantial increase in the volume of usage on our platform, we will be required to further expand and upgrade our technology and infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our platform or expand and upgrade our systems and infrastructure to accommodate such increases on a timely basis. In such cases, if our users are not able to access our platform or encounter slowdowns when doing so, we may lose customers or partners. In order to remain competitive, we must continue to enhance and improve the responsiveness, functionality, and features of our platform. Our disaster recovery plan may not be sufficient to address all aspects or any unanticipated consequence or incidents, and our insurance may not be sufficient to compensate us for the losses that could occur.
Moreover, Amazon Web Services, or AWS, provides the cloud computing infrastructure that we use to host our platform, mobile application, and many of the internal tools we use to operate our business. We have a long-term commitment with AWS, and our platform, mobile application, and internal tools use computing, storage capabilities, bandwidth, and other services provided by AWS. Any significant disruption of, limitation of our access to, or other interference with our use of AWS would negatively impact our operations and could seriously harm our business. In addition, any transition of the cloud services currently provided by AWS to another cloud services provider would require significant time and expense and could disrupt or degrade delivery of our platform. Our business relies on the availability of our platform for our users and customers, and we may lose users or customers if they are not able to access our platform or encounter difficulties in doing so. The level of service provided by AWS could affect the availability or speed of our platform, which may also impact the usage of, and our customers’ satisfaction with, our platform and could seriously harm our business and reputation. If AWS increases pricing terms, terminates or seeks to terminate our contractual relationship, establishes more favorable relationships with our competitors, or changes or interprets its terms of service or policies in a manner that is unfavorable with respect to us, our business, results of operations, and financial condition could be harmed.
In addition, we rely on hardware and infrastructure purchased or leased from third parties and software licensed from third parties to operate critical business functions. Our business would be disrupted if any of this third-party hardware, software, and infrastructure becomes unavailable on commercially reasonable terms, or at all. Furthermore, delays or complications with respect to the transition of critical business functions from one third-party product to another, or any errors or defects in third-party hardware, software, or infrastructure could result in errors or a failure of our platform, which could harm our business and results of operations.

Real or perceived errors, failures, vulnerabilities, or bugs in our platform would harm our business, results of operations, and financial condition.
The software technology underlying and integrating with our platform is inherently complex and may contain material defects or errors. Errors, failures, vulnerabilities, or bugs have in the past, and may in the future, occur in our platform and mobile application, especially when updates are deployed or new features, integrations, or capabilities are rolled out. Any such errors, failures, vulnerabilities, or bugs may not be found until after new features, integrations, or capabilities have been released. Furthermore, we will need to ensure that our platform can scale to meet the evolving needs of customers, particularly as we increase our focus on larger teams and organizations. Real or perceived errors, failures, vulnerabilities, or bugs in our platform and mobile application could result in an interruption in the availability of our platform, negative publicity, unfavorable user experience, loss or leaking of personal data and data of organizations, loss of or delay in market acceptance of our platform, loss of competitive position, regulatory fines, or claims by organizations for losses sustained by them, all of which would harm our business, results of operations, and financial condition.
If we are unable to ensure that our platform interoperates with a variety of software applications that are developed by others, including our integration partners, we may become less competitive and our results of operations may be harmed.
Our platform must integrate with a variety of hardware and software platforms, and we need to continuously modify and enhance our platform to adapt to changes in hardware, software, and browser technologies. In particular, we have developed our platform to be able to easily integrate with third-party applications, including the applications of software providers that compete with us as well as our partners, through the interaction of application programming interfaces, or APIs. In general, we rely on the providers of such software systems to allow us access to their APIs to enable these integrations. We are typically subject to standard terms and conditions of such providers, which govern the distribution, operation, and fees of such software systems, and which are subject to change by such providers from time to time. Our business will be harmed if any provider of such software systems:
•discontinues or limits our access to its software or APIs;
•modifies its terms of service or other policies, including fees charged to, or other restrictions on us, or other application developers;
•changes how information is accessed by us or our customers;
•establishes more favorable relationships with one or more of our competitors; or
•develops or otherwise favors its own competitive offerings over our platform.
Third-party services and products are constantly evolving, and we may not be able to modify our platform to assure its compatibility with that of other third parties. In addition, some of our competitors may be able to disrupt the operations or compatibility of our platform with their products or services, or exert strong business influence on our ability to, and terms on which we, operate our platform. Should any of our competitors modify their products or standards in a manner that degrades the functionality of our platform or gives preferential treatment to competitive products or services, whether to enhance their competitive position or for any other reason, the interoperability of our platform with these products could decrease and our business, results of operations, and financial condition would be harmed. If we are not permitted or able to integrate with these and other third-party applications in the future, our business, results of operations, and financial condition would be harmed.
Further, our platform includes a mobile application to enable individuals, teams, and organizations to access our platform through their mobile devices. If our mobile application does not perform well, our business will suffer. In addition, our platform interoperates with servers, mobile devices, and software applications predominantly through the use of protocols, many of which are created and maintained by third parties. We, therefore, depend on the interoperability of our platform with such third-party services, mobile devices, and mobile operating systems, as well as cloud-enabled hardware, software, networking, browsers, database technologies, and protocols that we do not control. The loss of interoperability, whether due to actions of third parties or otherwise, and any changes in technologies that degrade the functionality of our platform or give preferential treatment to competitive services could adversely affect adoption and usage of our platform. Also, we may not be successful in developing or maintaining relationships with key participants in the mobile industry or in ensuring that Asana operates effectively with a range of operating systems, networks, devices, browsers, protocols, and standards. If we are unable to effectively anticipate and manage these risks, or if it is difficult for customers to access and use our platform, our business, results of operations, and financial condition may be harmed.
Our culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the high employee engagement fostered by our culture, which could harm our business.
We believe that a critical component of our success has been our culture. We have invested substantial time and resources in building out our team with an emphasis on shared values and a commitment to diversity and inclusion. As we continue to grow and develop the infrastructure associated with being a public company, we will need to maintain our culture among a larger number of employees dispersed in various geographic regions. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our mission to help humanity by enabling the world’s teams to work together effortlessly.
Our business depends on a strong brand, and if we are not able to maintain and enhance our brand, our ability to expand our base of customers may be impaired, and our business and results of operations will be harmed.
We believe that the brand identity that we have developed has significantly contributed to the success of our business. We also believe that maintaining and enhancing the “Asana” brand is critical to expanding our customer base and establishing and maintaining relationships with partners. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to ensure that our platform remains high-quality, reliable, and useful at competitive prices, as well as with respect to our free and trial versions. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not be successful. If we fail to promote and maintain the “Asana” brand, or if we incur excessive expenses in this effort, our business, results of operations, and financial condition would be adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become more difficult and expensive.
If we fail to offer high-quality customer support, our business and reputation will suffer.
While we have designed our platform to be easy to adopt and use, once individuals, teams, and organizations begin using Asana, they rely on our support services to resolve any related issues. High-quality user and customer education and customer experience have been key to the adoption of our platform and for the conversion of individuals, teams, and organizations on our free and trial versions into paying customers. The importance of high-quality customer experience will increase as we expand our business and pursue new customers. For instance, if we do not help organizations on our platform quickly resolve issues and provide effective ongoing user experience at the individual, team, and organizational levels, our ability to convert organizations on our free and trial versions into paying customers will suffer, and our reputation with existing or potential customers will be harmed. Further, our sales are highly dependent on our business reputation and on positive recommendations from existing individuals, teams, and organizations on our platform. Any failure to maintain high-quality customer experience, or a market perception that we do not maintain high-quality customer experience, could harm our reputation, our ability to sell our platform to existing and prospective customers, and our business, results of operations, and financial condition.
In addition, as we continue to grow our operations and reach a larger and increasingly global customer and user base, we need to be able to provide efficient customer support that meets the needs of organizations on our platform globally at scale. The number of organizations on our platform has grown significantly, which puts additional pressure on our support organization. We will need to hire additional support personnel to provide efficient product support globally at scale, and if we are unable to provide such support, our business, results of operations, and financial condition would be harmed.
We rely on third parties maintaining open marketplaces to distribute our mobile application. If such third parties interfere with the distribution of our platform, our business would be adversely affected.
We rely on third parties maintaining open marketplaces, including the Apple App Store and Google Play, which make our mobile application available for download. We cannot assure you that the marketplaces through which we distribute our mobile application will maintain their current structures or that such marketplaces will not charge us fees to list our application for download. We are also dependent on these third-party marketplaces to enable us and our users to timely update our mobile application, and to incorporate new features, integrations, and capabilities.
In addition, Apple Inc. and Google, among others, for competitive or other reasons, could stop allowing or supporting access to our mobile application through their products, could allow access for us only at an unsustainable cost, or could make changes to the terms of access in order to make our mobile application less desirable or harder to access.
We rely on traditional web search engines to direct traffic to our website. If our website fails to rank prominently in unpaid search results, traffic to our website could decline and our business would be adversely affected.
Our success depends in part on our ability to attract users through unpaid Internet search results on traditional web search engines such as Google. The number of users we attract to our website from search engines is due in large part to how and where our website ranks in unpaid search results. These rankings can be affected by a number of factors, many of which are not in our direct control, and they may change frequently. For example, a search engine may change its ranking algorithms, methodologies, or design layouts. As a result, links to our website may not be prominent enough to drive traffic to our website, and we may not know how or otherwise be in a position to influence the results. Any reduction in the number of users directed to our website could reduce our revenues or require us to increase our sales and marketing expenditures.
We may become subject to intellectual property rights claims and other litigation that are expensive to support, and if resolved adversely, could have a material adverse effect on us.
There is considerable patent and other intellectual property development activity in our industry. Our competitors, as well as a number of other entities, including non-practicing entities and individuals, may own or claim to own intellectual property relating to our industry. As we face increasing competition and our public profile increases, the possibility of intellectual property rights claims against us may also increase. From time to time, our competitors or other third parties have claimed, and may in the future claim, that we are infringing upon, misappropriating, or violating their intellectual property rights, even if we are unaware of the intellectual property rights that such parties may claim cover our platform or some or all of the other technologies we use in our business. The costs of supporting such litigation, regardless of merit, are considerable, and such litigation may divert management and key personnel’s attention and resources, which might seriously harm our business, results of operations, and financial condition. We may be required to settle such litigation on terms that are unfavorable to us. For example, a settlement may require us to obtain a license to continue practices found to be in violation of a third party’s rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us at all. As a result, we may also be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative non-infringing technology or practices would require significant effort and expense. Similarly, if any litigation to which we may be a party fails to settle and we go to trial, we may be subject to an unfavorable judgment which may not be reversible upon appeal. For example, the terms of a judgment may require us to cease some or all of our operations or require the payment of substantial amounts to the other party. Any of these events would cause our business and results of operations to be materially and adversely affected as a result.
We are also frequently required to indemnify our reseller partners and customers in the event of any third-party infringement claims against our customers and third parties who offer our platform, and such indemnification obligations may be excluded from contractual limitation of liability provisions that limit our exposure. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers and reseller partners, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers and reseller partners, may be required to modify our allegedly infringing platform to make it non-infringing, or may be required to obtain licenses for the products used. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our platform, and our reseller partners may be forced to stop selling our platform.
If we are unable to protect our intellectual property rights, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.
Our success is dependent, in part, upon protecting our intellectual property rights and proprietary information. We rely and expect to continue to rely on a combination of trademark, copyright, patent, and trade secret protection laws to protect our intellectual property rights and proprietary information. Additionally, we maintain a policy requiring our employees, consultants, independent contractors, and third parties who are engaged to develop any material intellectual property for us to enter into confidentiality and invention assignment agreements to control access to and use of our proprietary information and to ensure that any intellectual property developed by such employees, contractors, consultants, and other third parties are assigned to us. However, we cannot guarantee that the confidentiality and proprietary agreements or other employee, consultant, or independent contractor agreements we enter into adequately protect our intellectual property rights and other proprietary information. In addition, we cannot guarantee that these agreements will not be breached, that we will have adequate remedies for any breach, or that the applicable counter-parties to such agreements will not assert rights to our intellectual property rights or other proprietary information arising out of these relationships. Furthermore, the steps we have taken and may take in the future may not prevent misappropriation of our proprietary solutions or technologies, particularly with respect to officers and employees who are no longer employed by us.
Furthermore, third parties may knowingly or unknowingly infringe or circumvent our intellectual property rights, and we may not be able to prevent infringement without incurring substantial expense. Litigation brought to protect and enforce our intellectual property rights would be costly, time-consuming, and distracting to management and key personnel, and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. If the protection of our intellectual property rights is inadequate to prevent use or misappropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our platform and methods of operations. Any of these events would have a material adverse effect on our business, results of operations, and financial condition.
Our failure to obtain or maintain the right to use certain of our intellectual property would negatively affect our business.
Our future success and competitive position depends in part upon our ability to obtain or maintain certain intellectual property used in our platform. While we have been issued patents for certain aspects of our intellectual property in the United States and have additional patent applications pending in the United States, we have not applied for patent protection in foreign jurisdictions, and may be unable to obtain patent protection for the technology covered in our patent applications. In addition, we cannot ensure that any of the patent applications will be approved or that the claims allowed on any issued patents will be sufficiently broad to protect our technology or platform and provide us with competitive advantages. Furthermore, any issued patents may be challenged, invalidated, or circumvented by third parties.
Many patent applications in the United States may not be public for a period of time after they are filed, and since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, we cannot be certain that we will be the first creator of inventions covered by any patent application we make or that we will be the first to file patent applications on such inventions. Because some patent applications may not be public for a period of time, there is also a risk that we could adopt a technology without knowledge of a pending patent application, which technology would infringe a third-party patent once that patent is issued.
We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants, and independent contractors to enter into confidentiality agreements. We cannot assure you that these agreements will provide meaningful protection for our trade secrets, know-how, or other proprietary information in the event of any unauthorized use, misappropriation, or disclosure of such trade secrets, know-how, or other proprietary information. If we are unable to maintain the proprietary nature of our technologies, our business would be materially adversely affected.
We rely on our trademarks, trade names, and brand names to distinguish our solutions from the products of our competitors, and have registered or applied to register many of these trademarks in the United States and certain countries outside the United States. However, occasionally third parties may have already registered identical or similar marks for products or solutions that also address the software market. As we rely in part on brand names and trademark protection to enforce our intellectual property rights, efforts by third parties to limit use of our brand names or trademarks and barriers to the registration of brand names and trademarks in various countries may restrict our ability to promote and maintain a cohesive brand throughout our key markets. There can also be no assurance that pending or future U.S. or foreign trademark applications will be approved in a timely manner or at all, or that such registrations will effectively protect our brand names and trademarks. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our platform, which would result in loss of brand recognition and would require us to devote resources to advertising and marketing new brands.
Any future litigation against us could be costly and time-consuming to defend.
We have in the past and may in the future become subject to legal proceedings and claims that arise in the ordinary course of business. We could be sued or face regulatory action for defamation, civil rights infringement, negligence, intellectual property rights infringement, invasion of privacy, personal injury, product liability, regulatory compliance, or other legal claims relating to information that is published or made available via our platform. Litigation might result in substantial costs and may divert management and key personnel’s attention and resources, which might seriously harm our business, results of operations, and financial condition. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs and could have a material adverse effect on our business, results of operations, and financial condition.
Our use of “open source” and third-party software could impose unanticipated conditions or restrictions on our ability to commercialize our solutions and could subject us to possible litigation.
A portion of the technologies we use in our platform and mobile application incorporates “open source” software, and we may incorporate open source software in our platform and mobile application in the future. From time to time, companies that use third-party open source software have faced claims challenging the use of such open source software and their compliance with the terms of the applicable open source license. We may be subject to suits by parties claiming ownership of what we believe to be open source software, or claiming non-compliance with the applicable open source licensing terms. Some open source licenses require end-users who distribute or make available across a network software and services that include open source software to make available all or part of such software, which in some circumstances could include valuable proprietary code, at no cost, or license such code under the terms of the particular open source license. While we employ practices designed to monitor our compliance with the licenses of third-party open source software and protect our valuable proprietary source code, we may inadvertently use third-party open source software in a manner that exposes us to claims of non-compliance with the applicable terms of such license, including claims for infringement of intellectual property rights or for breach of contract. Additionally, if a third-party software provider has incorporated open source software into software that we license from such provider, we could be required to disclose source code that incorporates or is a modification of such licensed software. Furthermore, there is an increasing number of open-source software license types, almost none of which have been tested in a court of law, resulting in a dearth of guidance regarding the proper legal interpretation of such license types. If an author or other third party that distributes open source software that we use or license were to allege that we had not complied with the conditions of the applicable open source license, we could expend substantial time and resources to re-engineer some or all of our software or be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our platform that contained the open source software, and required to comply with the foregoing conditions, including public release of certain portions of our proprietary source code.
In addition, the use of third-party open source software typically exposes us to greater risks than the use of third-party commercial software because open-source licensors generally do not provide warranties or controls on the functionality or origin of the software. Use of open source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to compromise our platform. Any of the foregoing could be harmful to our business, financial condition, or operating results.
We rely on software licensed from third parties to offer our platform. In addition, we may need to obtain future licenses from third parties to use intellectual property rights associated with the development of our platform, which might not be available on acceptable terms, or at all. Any loss of the right to use any third-party software required for the development and maintenance of our platform or mobile application could result in loss of functionality or availability of our platform or mobile application until equivalent technology is either developed by us, or, if available, is identified, obtained, and integrated. Any errors or defects in third-party software could result in errors or a failure of our platform or mobile application. Any of the foregoing would disrupt the distribution and sale of subscriptions to our platform and harm our business, results of operations, and financial condition.
We receive, process, store, and use business and personal information, which subjects us to governmental regulation and other legal obligations related to data protection and security, and our actual or perceived failure to comply with such obligations could harm our business and expose us to liability.
We receive, process, store, and use business and personal information belonging to our users and customers. There are numerous federal, state, local, and foreign laws, regulations, and industry guidelines regarding data protection and the storing, sharing, use, processing, disclosure, and protection of business and personal information. These laws continue to grow in number and evolve in scope and complexity. They are also subject to differing interpretations and may contain inconsistencies or pose conflicts with other legal requirements. We seek to comply with applicable laws, regulations, policies, legal obligations, and industry standards and have developed privacy policies, data processing addenda, and internal privacy procedures to reflect such compliance. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Failure or perceived failure by us to comply with our privacy policies, privacy-related obligations to users, customers, or other third parties, or our privacy-related legal obligations, or any data compromise that results in the unauthorized release or transfer of business or personal information or other user or customer data, may result in domestic or foreign governmental enforcement actions, fines, litigation, or public statements against us by our users, customers, consumers, regulators, consumer advocacy groups, or others, which would have an adverse effect on our reputation and business. We could also incur significant costs investigating and defending such claims and, if we are found liable, significant damages.

Data protection regulation is an area of increased focus and changing requirements. Any significant change in applicable laws, regulations, or industry practices regarding the use or disclosure of our users’ or customers’ data, or regarding the manner in which the express or implied consent of users or customers for the use and disclosure of such data is obtained, could require us to modify our platform, possibly in a material manner, and may limit our ability to develop new services and features that make use of the data that our users and customers voluntarily share. For example, the General Data Protection Regulation 2016/679, or GDPR, which came into effect in the European Union in May 2018 and superseded prior E.U. data protection legislation, imposes more stringent data protection requirements and provides for greater penalties for noncompliance. The GDPR enhances data protection obligations for processors and controllers of personal information, including, for example, expanded disclosures of requirements, limitations on retention of personal information, mandatory data breach notification requirements, and additional obligations. Non-compliance with the GDPR can trigger fines of up to the greater of €20 million or 4% of our global revenues. While we instituted a GDPR compliance program that we continue to evaluate and improve as our platform evolves, the ways in which E.U. regulators interpret and enforce many aspects of the GDPR are still developing, and some regulators may interpret and enforce the law in an inconsistent manner. Further, the United Kingdom’s exit from the European Union has created uncertainty with regard to the regulation of data protection in the United Kingdom. While the United Kingdom has committed to maintaining data protection laws and regulations designed to be consistent with the GDPR, it remains unclear how data protection law in the United Kingdom will develop once the exit transition period ends at the end of 2020, and how data transfers to and from the United Kingdom will be regulated. For example, the European Commission has raised concerns regarding the data protection regime in the United Kingdom (especially with regards to the United Kingdom’s government surveillance activities), and has indicated that the United Kingdom may not be granted “adequacy status,” which would further complicate the free exchange of data between the E.U. and the United Kingdom.

In addition, the European Court of Justice recently issued an opinion in the Schrems II case that invalidated the transfer of personal data from the E.U. to the U.S. under the EU-US Privacy Shield and questioned whether transfers using other data transfer mechanisms may continue without additional safeguards. European regulatory guidance regarding these issues continues to evolve, and E.U. regulators across E.U. Member States have taken different positions regarding continued data transfers to the U.S. Depending on the final outcome of the regulatory guidance, we may be required to implement costly additional safeguards to address these concerns, including more robust encryption mechanisms and/or data localization in the European Union.

Furthermore, rules regarding the use of online cookies and similar online trackers in the E.U. are becoming more stringent in terms of the advance consent companies must obtain from data subjects before such trackers can be placed on browsers. These developments may impact our analytics and advertising activities and our ability to analyze how users interact with our services.

In addition to the European Union, a growing number of other global jurisdictions are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our platform, particularly as we expand our operations internationally. Some of these laws, such as the General Data Protection Law (“LGPD”) in Brazil, the Act on the Protection of Personal Information in Japan, and the Canadian Consumer Privacy Protection Act, impose similar obligations as those under the GDPR, and in some instances, more stringent requirements or more serious consequences for non-compliance. Other laws, such as those in Russia, India, and China, would potentially impose more burdensome requirements such as data localization. If we are unable to develop and offer products that meet legal requirements or help our users and customers meet their obligations under the laws or regulations relating to privacy, data protection, or information security, or if we violate or are perceived to violate any laws, regulations, or other obligations relating to privacy, data protection, or information security, we may experience reduced demand for our platform, harm to our reputation, and become subject to investigations, claims, and other remedies, which would expose us to significant fines, penalties, and other damages, all of which would harm our business. Further, given the breadth and depth of changes in global data protection obligations, compliance has caused us to expend significant resources, and such expenditures are likely to continue into the future as we continue our compliance efforts and respond to new interpretations and enforcement actions.

Data protection legislation is also becoming increasingly common in the United States at both the federal and state level. For example, the California Consumer Privacy Act of 2018, or the CCPA, came into effect on January 1, 2020, and final CCPA regulations were issued in August 2020. The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use, and sharing practices, allows consumers to opt out of certain data sharing with third parties and exercise certain individual rights regarding their personal information, provides a new cause of action for data breaches, and provides for penalties for noncompliance of up to $7,500 per violation. While we have implemented a CCPA compliance program that we continue to evaluate and improve upon, we still do not know how the California Attorney General will interpret or enforce many aspects of the CCPA. Additionally, the California Privacy Rights Act (“CPRA”) was passed by voters in California as part of the November 2020 election, and beginning in January 2023, will impose additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It will also create a new California data protection agency specifically tasked to enforce the law, which will likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. Similar laws have been proposed in other states and at the federal level, and if passed, may contain potentially conflicting requirements that would make compliance challenging.

Furthermore, the Federal Trade Commission and many state attorneys general continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination, and security practices that appear to be unfair or deceptive. There are a number of legislative proposals in the United States, at both the federal and state level, and in the European Union and more globally, that could impose new obligations in areas such as e-commerce and other related legislation or liability for copyright infringement by third parties. We cannot yet determine the impact that future laws, regulations, and standards may have on our business.
We are subject to anti-corruption, anti-bribery, and similar laws, and our failure to comply with these laws could subject us to criminal penalties or significant fines and harm our business and reputation.
We are subject to anti-corruption and anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act 2010, and other anti-corruption, anti-bribery, and anti-money laundering laws in countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly and prohibit companies and their employees and agents from promising, authorizing, making, or offering improper payments or other benefits to government officials and others in the private sector. As we increase our international sales and business, our risks under these laws may increase. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, adverse media coverage, and other consequences. Any investigations, actions, or sanctions could harm our business, results of operations, and financial condition.
We are subject to various export, import, and trade and economic sanction laws and regulations controls that could impair our ability to compete in international markets and subject us to liability for noncompliance.
Our business activities are subject to various export, import, and trade and economic sanction laws and regulations, including, among others, the U.S. Export Administration Regulations, administered by the Department of Commerce’s Bureau of Industry and Security, or BIS, and economic and trade sanctions regulations maintained by the U.S. Department of the Treasury’s Office of Foreign Assets Control, or OFAC, which we refer to collectively as Trade Controls. Trade Controls may prohibit or restrict the sale or supply of certain products, including encryption items and other technology, and services to certain governments, persons, entities, countries, and territories, including those that are the target of comprehensive sanctions. We incorporate encryption technology into our platform, which may subject its export outside of the United States to various export authorization requirements, including licensing, compliance with license exceptions, or other appropriate government authorization, including the filing of an encryption classification request or self-classification report with the U.S. Commerce Department. In addition, various other countries regulate the import and export of certain encryption and other technology, including through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our platform or could limit the ability of organizations to use our platform in those countries.

While we have implemented controls designed to promote and achieve compliance with applicable Trade Controls, in the past we may have inadvertently provided certain services to some customers in apparent violation of U.S. sanctions laws and exported software and source code prior to submitting required filings and obtaining authorization from BIS regarding exports of our software. As a result, we submitted voluntary self-disclosures concerning these activities to OFAC and BIS. On June 29, 2020, BIS determined not to pursue a civil monetary penalty against us and issued a warning letter to resolve our voluntary self-disclosure regarding past apparent inadvertent violations of the U.S. Export Administration Regulations. The voluntary self-disclosure submitted to OFAC currently remains under review, and we are cooperating with OFAC. It is possible that the matters disclosed in the voluntary self-disclosure to OFAC may result in administrative fines or other penalties being assessed against us.

Although we seek to conduct our business in full compliance with Trade Controls, we cannot guarantee that these controls will be fully effective. Violations of Trade Controls may subject our company, including responsible personnel, to various adverse consequences, including civil or criminal penalties, government investigations, and loss of export privileges. Further, obtaining the necessary authorizations, including any required licenses, for particular transactions or uses of our platform may be time-consuming, is not guaranteed, and may result in the delay or loss of sales opportunities. In addition, if our reseller partners fail to obtain any required import, export, or re-export licenses or permits, this could result in a violation of law by us, and we may also suffer reputational harm and other negative consequences, including government investigations and penalties.

Finally, changes in our platform or future changes in Trade Controls could result in our inability to provide our platform to certain customers or decreased use of our platform by existing or potential customers with international operations. Any decreased use of our platform or mobile application or increased limitations on our ability to export or sell our platform and mobile application would adversely affect our business, results of operations, and financial condition.
Sales to customers outside the United States and our international operations expose us to risks inherent in international sales and operations.
For the nine months ended October 31, 2020, 42% of our revenues were generated from customers outside the United States. We have operations in Dublin, London, Munich, Reykjavik, Singapore, Sydney, Tokyo, and Vancouver, in addition to New York and San Francisco. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. In addition, we will face risks in doing business internationally that could adversely affect our business and results of operations, including:
•the need to localize and adapt our platform for specific countries, including translation into foreign languages and associated expenses;

•data privacy laws that impose different and potentially conflicting obligations with respect to how personal data is processed or require that customer data be stored in a designated territory;
•difficulties in staffing and managing foreign operations;
•regulatory and other delays and difficulties in setting up foreign operations;
•different pricing environments, longer sales cycles, longer accounts receivable payment cycles, and collections issues;
•new and different sources of competition;
•weaker protection for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights outside of the United States;
•laws and business practices favoring local competitors;
•compliance challenges related to the complexity of multiple, conflicting, and changing governmental laws and regulations, including employment, tax, privacy, and data protection laws and regulations;
•increased financial accounting and reporting burdens and complexities;
•declines in the values of foreign currencies relative to the U.S. dollar;
•restrictions on the transfer of funds;
•potentially adverse tax consequences;
•the cost of and potential outcomes of any claims or litigation;
•future accounting pronouncements and changes in accounting policies;
•changes in tax laws or tax regulations;
•health or similar issues, such as a pandemic or epidemic; and
•regional and local economic and political conditions.
As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these risks. These factors and others could harm our ability to increase international revenues and, consequently, would materially impact our business and results of operations. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. Our failure to successfully manage our international operations and the associated risks effectively could limit the future growth of our business.
If we experience excessive fraudulent activity, we could incur substantial costs and lose the right to accept credit cards for payment, which could cause our customer base to decline significantly.
A large portion of our customers authorize us to bill their credit card accounts through our third-party payment processing partners for our paid subscription plans. If customers pay for their subscription plans with stolen credit cards, we could incur substantial third-party vendor costs for which we may not be reimbursed. Further, our customers provide us with credit card billing information online, and we do not review the physical credit cards used in these transactions, which increases our risk of exposure to fraudulent activity. We also incur charges, which we refer to as chargebacks, from the credit card companies for claims that the customer did not authorize the credit card transaction for subscription plans, something that we have experienced in the past. If the number of claims of unauthorized credit card transactions becomes excessive, we could be assessed substantial fines for excess chargebacks, and we could lose the right to accept credit cards for payment. In addition, credit card issuers may change merchant standards, including data protection and documentation standards, required to utilize their services from time to time. Our third-party payment processing partners must also maintain compliance with current and future merchant standards to accept credit cards as payment for our paid subscription plans. Substantial losses due to fraud or our inability to accept credit card payments would cause our customer base to significantly decrease and would harm our business.
We may engage in merger and acquisition activities, which would require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our business, results of operations, and financial condition.
As part of our business strategy to expand our platform and grow our business in response to changing technologies, customer demand, and competitive pressures, we may in the future make investments or acquisitions in other companies, products, or technologies. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve the goals of such acquisition, and any acquisitions we complete could be viewed negatively by customers or investors. We may encounter difficult or unforeseen expenditures in integrating an acquisition, particularly if we cannot retain the key personnel of the acquired company. Existing and potential customers may also delay or reduce their use of our platform due to a concern that the acquisition may decrease effectiveness of our platform (including any newly acquired product). In addition, if we fail to successfully integrate such acquisitions, or the assets, technologies, or personnel associated with such acquisitions, into our company, the business and results of operations of the combined company would be adversely affected.
Acquisitions may disrupt our ongoing operations, divert management from their primary responsibilities, subject us to additional liabilities, increase our expenses, subject us to increased regulatory requirements, cause adverse tax consequences or unfavorable accounting treatment, expose us to claims and disputes by stockholders and third parties, and adversely impact our business, financial condition, and results of operations. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash for any such acquisition which would limit other potential uses for our cash. If we incur debt to fund any such acquisition, such debt may subject us to material restrictions in our ability to conduct our business, result in increased fixed obligations, and subject us to covenants or other restrictions that would decrease our operational flexibility and impede our ability to manage our operations. If we issue a significant amount of equity securities in connection with future acquisitions, existing stockholders’ ownership would be diluted.
We may need additional capital, and we cannot be sure that additional financing will be available.
Historically, we have financed our operations and capital expenditures primarily through sales of our capital stock and debt securities that are convertible into our capital stock. In the future, we may raise additional capital through additional debt or equity financings to support our business growth, to respond to business opportunities, challenges, or unforeseen circumstances, or for other reasons. On an ongoing basis, we are evaluating sources of financing and may raise additional capital in the future. Our ability to obtain additional capital will depend on our development efforts, business plans, investor demand, operating performance, the condition of the capital markets, and other factors. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences, or privileges senior to the rights of existing stockholders, and existing stockholders may experience dilution. Further, if we are unable to obtain additional capital when required, or are unable to obtain additional capital on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges, or unforeseen circumstances would be adversely affected.
Our operating activities may be restricted as a result of covenants related to the indebtedness under our loan and security agreement, and we may be required to repay the outstanding indebtedness in an event of default, which would have an adverse effect on our business.
In April 2020, we entered into a five-year loan and security agreement with Silicon Valley Bank. The agreement provides for a senior secured term loan facility, in an aggregate principal amount of up to $40.0 million, to be used for the construction of our new corporate headquarters. The loan and security agreement subjects us to various customary covenants, including requirements as to financial reporting and insurance and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to engage in transactions with affiliates, and to encumber our intellectual property. In addition, the loan and security agreement contains customary affirmative and negative covenants, including maintaining certain liquidity thresholds, and restrictions and limitations on our ability to incur additional indebtedness, dispose of assets, engage in certain merger or acquisition transactions, pay dividends or make distributions, and certain other restrictions on our activities. Our business may be adversely affected by these restrictions on our ability to operate our business.
Additionally, we may be required to repay the outstanding indebtedness under the loan facility if an event of default occurs under the loan and security agreement. Under the loan and security agreement, an event of default will occur if, among other things, we fail to make payments under the loan and security agreement; we breach certain of our covenants under the loan and security agreement, subject to specified cure periods with respect to certain breaches; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit Silicon Valley Bank to accelerate the maturity of such indebtedness or that could have a material adverse change on us. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. Silicon Valley Bank could also exercise its rights as collateral agent to take possession of, and to dispose of, the collateral securing the term loans, which collateral includes substantially all of our property (excluding intellectual property, which is subject to a negative pledge). Our business, financial condition, and results of operations could be materially adversely affected as a result of any of these events.
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the Securities and Exchange Commission, or the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.
A failure to establish and maintain an effective system of disclosure controls and internal control over financial reporting, could adversely affect our ability to produce timely and accurate financial statements or comply with applicable regulations.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. For example, as we have prepared to become a public company, we have worked to improve the controls around our key accounting processes and our quarterly close process, and we have hired additional accounting and finance personnel to help us implement these processes and controls. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and investments to strengthen our accounting systems. If any of these new or improved controls and systems do not perform as expected, we may experience material weaknesses in our controls. In addition to our results determined in accordance with GAAP, we believe certain non-GAAP measures may be useful in evaluating our operating performance. We present certain non-GAAP financial measures in this Quarterly Report on Form 10-Q and intend to continue to present certain non-GAAP financial measures in future filings with the SEC and other public statements. Any failure to accurately report and present our non-GAAP financial measures could cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K.
Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business, results of operations, and financial condition and could cause a decline in the trading price of our Class A common stock.
Changes in tax laws or regulations could be enacted or existing tax laws or regulations could be applied to us or our customers in a manner that could increase the costs of our platform and harm our business.
Income, sales, use, or other tax laws, statutes, rules, regulations, or ordinances could be enacted or amended at any time (possibly with retroactive effect), and could be applied solely or disproportionately to products and services provided over the internet. These enactments or amendments could reduce our sales activity due to the inherent cost increase the taxes would represent and ultimately harm our results of operations and cash flows.
The application of U.S. federal, state, local, and international tax laws to services provided electronically is unclear and continuously evolving. Existing tax laws, statutes, rules, regulations, or ordinances could be interpreted or applied adversely to us, possibly with retroactive effect, which could require us or our customers to pay additional tax amounts, as well as require us or our customers to pay fines or penalties, as well as interest for past amounts. If we are unsuccessful in collecting such taxes due from our customers, we would be held liable for such costs, thereby adversely affecting our results of operations and harming our business.
We may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. Although we have not been required to pay income taxes, other than in immaterial amounts in certain foreign jurisdictions to date, the amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws, or revised interpretations of existing tax laws and precedents, which could harm our liquidity and results of operations. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest, and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which would harm us and our results of operations.
Our business, results of operations, and financial condition may be harmed if we are required to collect sales or other related taxes for subscriptions to our platform in jurisdictions where we have not historically done so.
We collect sales tax in a number of jurisdictions. One or more states or countries may seek to impose incremental or new sales, use, or other tax collection obligations on us. A successful assertion by a state, country, or other jurisdiction that we should have been or should be collecting additional sales, use, or other taxes could, among other things, result in substantial tax payments, create significant administrative burdens for us, discourage potential customers from subscribing to our platform due to the incremental cost of any such sales or other related taxes, or otherwise harm our business, results of operations, and financial condition.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
We do not expect to become profitable in the near future, may never achieve profitability, and have incurred substantial net operating losses, or NOLs, during our history. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs or tax credits to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate change in stock ownership by one or more stockholders or groups of stockholders owning at least 5% of a corporation’s stock exceeds more than 50 percentage points over a three-year period. While we do not believe we have experienced ownership changes in the past, it is possible we have done so, and we may have experienced ownership changes in the future as a result of our listing on the NYSE, or may experience ownership changes in connection with subsequent shifts in our stock ownership (some of which shifts are outside our control). As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.
We may face exposure to foreign currency exchange rate fluctuations.
While we have historically transacted in U.S. dollars with the majority of our customers and vendors, we have transacted in some foreign currencies with such parties and for our payroll in those foreign jurisdictions where we have operations, and expect to continue to transact in more foreign currencies in the future. Accordingly, declines in the value of foreign currencies relative to the U.S. dollar can adversely affect our revenues and results of operations due to transactional and translational remeasurement that is reflected in our earnings. Also, fluctuations in the values of foreign currencies relative to the U.S. dollar could make it more difficult to detect underlying trends in our business and results of operations.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenues and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to the useful lives and carrying values of long-lived assets, the fair value of the convertible note, the fair value of common stock, stock-based compensation expense, the period of benefit for deferred contract acquisition costs, and income taxes. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.
Catastrophic events may disrupt our business.
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could harm our business. In particular, the ongoing COVID-19 pandemic, including the reactions of governments, markets, and the general public, may result in a number of adverse consequences for our business, operations, and results of operations, many of which are beyond our control. We have our headquarters and a large employee presence in San Francisco, California, and the west coast of the United States contains active earthquake zones. In the event of a major earthquake, hurricane, or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our platform development, lengthy interruptions in our platform, breaches of data security, and loss of critical data, all of which would harm our business, results of operations, and financial condition. Acts of terrorism would also cause disruptions to the internet or the economy as a whole. In addition, the insurance we maintain would likely not be adequate to cover our losses resulting from disasters or other business interruptions. Our disaster recovery plan may not be sufficient to address all aspects or any unanticipated consequence or incident, and our insurance may not be sufficient to compensate us for the losses that could occur.
We are an emerging growth company under the JOBS Act, and we are permitted to rely on exemptions from certain disclosure requirements. We cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.
We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, which could be as long as five years following the completion of our listing on the NYSE, we may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404, reduced PCAOB reporting requirements, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved, and extended transition periods for complying with new or revised accounting standards. We cannot predict if investors will find our Class A common stock less attractive because we may rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and the trading price of our Class A common stock may be more volatile.
Risks Related To Ownership of Our Class A Common Stock
The trading price of our Class A common stock may be volatile and could decline significantly and rapidly.
The trading price of our Class A common stock could be subject to wide fluctuations in response to numerous factors in addition to the ones described in the preceding Risk Factors, many of which are beyond our control, including:
•actual or anticipated fluctuations in our results of operations;
•the number of shares of our Class A common stock made available for trading;
•overall performance of the equity markets and the economy as a whole;
•changes in the financial projections we may provide to the public or our failure to meet these projections;
•failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•changes in pricing of subscription plans to our platform;
•actual or anticipated changes in our growth rate relative to that of our competitors;
•changes in the anticipated future size or growth rate of our addressable markets;
•announcements of new products, or of acquisitions, strategic partnerships, joint ventures, or capital-raising activities or commitments, by us or by our competitors;
•additions or departures of board members, management, or key personnel;
•rumors and market speculation involving us or other companies in our industry;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business, including those related to data privacy and cyber security in the United States or globally;
•lawsuits threatened or filed against us;
•other events or factors, including those resulting from war, incidents of terrorism, or responses to these events;

•health epidemics, such as the COVID-19 pandemic, influenza, and other highly communicable diseases or viruses; and
•sales or expectations with respect to sales of shares of our Class A common stock by us or our security holders.
In addition, stock markets with respect to newly public companies, particularly companies in the technology industry, have experienced significant price and volume fluctuations that have affected and continue to affect the stock prices of these companies. Stock prices of many companies, including technology companies, have fluctuated in a manner often unrelated to the operating performance of those companies. In the past, companies that have experienced volatility in the trading price for their stock have been subject to securities class action litigation. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business, results of operations, and financial condition.
Our largest stockholder will have the ability to influence the outcome of director elections and other matters requiring stockholder approval.
Dustin Moskovitz, our co-founder, President, Chief Executive Officer, Chair, and largest stockholder, beneficially owns a significant percentage of our outstanding Class A common stock and Class B common stock, together as a single class, representing a significant percentage of the voting power of our capital stock. Additionally, if the two 3.5% senior mandatory convertible promissory notes due 2025 convert into Class B common stock on or before its maturity date, the number of shares of our Class A common stock beneficially owned and the voting power held by Mr. Moskovitz will increase significantly. Mr. Moskovitz could exert substantial influence over matters requiring approval by our stockholders. This concentration of ownership may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the listing of our Class A common stock on the NYSE, including our founders, directors, executive officers, and their respective affiliates. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Our founders, directors, executive officers, and their affiliates hold in the aggregate a substantial percentage of the voting power of our capital stock. Because of the 10-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a significant percentage of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the date of automatic conversion described below, when all outstanding shares of Class B common stock and Class A common stock will convert automatically into shares of a single class of common stock. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon the date that is the earlier of (i) the date that is specified by the affirmative vote of the holders of two-thirds of the then-outstanding shares of Class B common stock, (ii) one year after the death or permanent disability of Mr. Moskovitz, or (iii) the later of the date that is (x) September 21, 2030 and (y) the date that Mr. Moskovitz no longer serves as our Chief Executive Officer or as a member of our board of directors. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares over the long term. As a result, it is possible that, in addition to Mr. Moskovitz, one or more of the persons or entities holding our Class B common stock could gain significant voting control as other holders of Class B common stock sell or otherwise convert their shares into Class A common stock.
We cannot predict the effect our dual class structure may have on the trading price of our Class A common stock.
We cannot predict whether our dual class structure will result in a lower or more volatile trading price of our Class A common stock, in adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it plans to require new constituents of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it will no longer admit companies with multiple-class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Also in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under such announced policies, the dual class structure of our common stock would make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices would not invest in our Class A common stock. These policies are relatively new and it is unclear what effect, if any, they will have on the valuations of publicly-traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. Because of the dual class structure of our common stock, we will likely be excluded from certain indices, and we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and would make our Class A common stock less attractive to other investors. As a result, the trading price of our Class A common stock could be adversely affected.
None of our stockholders are party to any contractual lock-up agreement or other contractual restrictions on transfer. Sales of substantial amounts of our Class A common stock in the public markets, or the perception that sales might occur, could cause the trading price of our Class A common stock to decline.
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our founders, directors, executive officers, and principal stockholders, or the perception that these sales might occur in large quantities, could cause the trading price of our Class A common stock to decline. None of our securityholders are subject to any contractual lock-up or other restriction on the transfer or sale of their shares.
In addition, certain of our stockholders have rights, subject to some conditions, to require us to file registration statements for the public resale of the Class A common stock or to include such shares in registration statements that we may file for us or other stockholders. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the trading price of our Class A common stock to decline or be volatile.
We may also issue our capital stock or securities convertible into our capital stock from time to time in connection with a financing, acquisition, investments, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our Class A common stock to decline.
Our business and financial performance may differ from any projections that we disclose or any information that may be attributed to us by third parties.
From time to time, we may provide guidance via public disclosures regarding our projected business or financial performance. However, any such projections involve risks, assumptions, and uncertainties, and our actual results could differ materially from such projections. Factors that could cause or contribute to such differences include, but are not limited to, those identified in these Risk Factors, some or all of which are not predictable or within our control. Other unknown or unpredictable factors also could adversely impact our performance, and we undertake no obligation to update or revise any projections, whether as a result of new information, future events, or otherwise. In addition, various news sources, bloggers, and other publishers often make statements regarding our historical or projected business or financial performance, and you should not rely on any such information even if it is attributed directly or indirectly to us.
Our trading price and trading volume could decline if securities or industry analysts do not publish research about our business, or if they publish unfavorable research.
We cannot assure you that any equity research analysts will adequately provide research coverage of our Class A common stock. A lack of adequate research coverage may harm the liquidity and trading price of our Class A common stock. To the extent equity research analysts do provide research coverage of our Class A common stock, we will not have any control over the content and opinions included in their reports. The trading price of our Class A common stock could decline if one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable commentary or research. If one or more of these analysts cease coverage of our company, or fail to regularly publish reports on us, the demand for our Class A common stock could decrease, which in turn could cause our trading price or trading volume to decline.
The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.
As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of the NYSE, and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources. Furthermore, several members of our management team do not have prior experience in running a public company. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations, and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
We also expect that being a public company that is subject to these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly members who can serve on our audit committee and compensation committee, and qualified executive officers.
As a result of the disclosure obligations required of a public company, our business and financial condition will become more visible, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, results of operations, and financial condition would be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, would divert the resources of our management and harm our business, results of operations, and financial condition.

We do not intend to pay dividends for the foreseeable future.
We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our capital stock will be at the discretion of our board of directors. In addition, our senior secured term loan facility contains restrictions on our ability to pay dividends. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
Additional stock issuances could result in significant dilution to our stockholders.
We may issue our capital stock or securities convertible into our capital stock from time to time in connection with a financing, acquisition, investments, or otherwise. Additional issuances of our stock will result in dilution to existing holders of our stock. Also, to the extent outstanding stock options to purchase our stock are exercised or RSUs settle, there will be further dilution. The amount of dilution could be substantial depending upon the size of the issuance or exercise. Additionally, in January and June 2020, we issued and sold to the Dustin Moskovitz Trust, an affiliated trust of Mr. Moskovitz, two 3.5% senior mandatory convertible promissory notes due 2025 for an aggregate principal amount of $450.0 million, which will convert into a number of shares of our Class B common stock between an aggregate of 17,012,822 and 27,220,504 shares on or prior to their maturity dates. Any such issuances could result in substantial dilution to our existing stockholders and cause the trading price of our Class A common stock to decline.
Certain provisions in our corporate charter documents and under Delaware law may prevent or hinder attempts by our stockholders to change our management or to acquire a controlling interest in us, and the trading price of our Class A common stock may be lower as a result.
There are provisions in our restated certificate of incorporation and restated bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control were considered favorable by our stockholders. These anti-takeover provisions include:
•a classified board of directors so that not all members of our board of directors are elected at one time;
•the ability of our board of directors to determine the number of directors and to fill any vacancies and newly created directorships;
•a requirement that our directors may only be removed for cause;
•a prohibition on cumulative voting for directors;
•the requirement of a super-majority to amend some provisions in our restated certificate of incorporation and restated bylaws;
•authorization of the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•provide for a dual class common stock structure in which holders of our Class B common stock, which has 10 votes per share, have the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the outstanding shares of our Class B and Class A common stock, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets;
•an inability of our stockholders to call special meetings of stockholders; and
•a prohibition on stockholder actions by written consent, thereby requiring that all stockholder actions be taken at a meeting of our stockholders.
Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibit a person who owns 15% or more of our outstanding voting stock from merging or combining with us for a three-year period beginning on the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. Any provision in our restated certificate of incorporation, our restated bylaws, or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock, and could also affect the price that some investors are willing to pay for our Class A common stock.
Our restated certificate of incorporation designates the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America as the exclusive forums for certain disputes between us and our stockholders, which will restrict our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.
Our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: any derivative action or proceeding brought on our behalf, any action asserting a breach of a fiduciary duty, any action asserting a claim against us or our stockholders arising pursuant to the Delaware General Corporation Law, our certificate of incorporation, or our bylaws, any action to interpret, apply, enforce, or determine the validity of our certificate of incorporation or bylaws, any action as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware, or any action asserting a claim governed by the internal affairs doctrine. The provisions would not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our restated certificate of incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.
These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring such a claim arising under the Securities Act against us, our directors, officers, or other employees in a venue other than in the federal district courts of the United States of America. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions, and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
From August 1, 2020 to September 22, 2020 (the date of the filing of our registration statement on Form S-8, File No. 333-248955), we issued to certain directors, officers, employees, consultants, and other service providers RSUs for an aggregate of 2,132,987 shares of our Class A common stock under our equity compensation plans.
The foregoing transactions did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act (or Regulation D or Regulation S promulgated thereunder) by virtue of Section 4(a)(2) of the Securities Act, because the issuance of securities to the recipient did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access, through their relationships with us or otherwise, to information about us. The issuances of these securities were made without any general solicitation or advertising.
Issuer Purchase of Equity Securities
The following table contains information relating to the repurchases of our common stock made by us in the three months ended October 31, 2020.

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share
August 1 - August 31, 2020	—	$—
September 1 - September 31, 2020	868	2.12
October 1 - October 30, 2020	—	—
Total	868	$2.12
__________________
1 Represents shares of unvested Class B common stock that were repurchased by us from former employees upon termination of employment in accordance with the terms of the employees’ stock option agreements. We purchased the shares from the former employees’ at the respective original exercise prices.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-39495	3.1	September 21, 2020
3.2	Restated Bylaws of the Registrant	8-K	001-39495	3.2	September 21, 2020
4.1	Omnibus Amendment to Financing Agreements	S-1	333-248303	4.3	August 24, 2020
10.1	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers	S-1	333-248303	10.1	August 24, 2020
10.2	2020 Equity Incentive Plan, and forms of agreement thereunder	S-1	333-248303	10.4	August 24, 2020
10.3	2020 Employee Stock Purchase Plan	S-1	333-248303	10.5	August 24, 2020
10.4	Non-Employee Director Compensation Policy	S-1	333-248303	10.6	August 24, 2020
10.5	Executive Severance and Change in Control Benefit Plan	S-1	333-248303	10.7	August 24, 2020
10.6	Offer Letter between Dustin Moskovitz and the Registrant, dated August 20, 2020	S-1	333-248303	10.8	August 24, 2020
10.7	Offer Letter between Eleanor Lacey and the Registrant, dated August 21, 2020	S-1	333-248303	10.9	August 24, 2020
10.8	Offer Letter between Tim Wan and the Registrant, dated August 20, 2020	S-1	333-248303	10.10	August 24, 2020
10.9	Offer Letter between Chris Farinacci and the Registrant, dated August 20, 2020	S-1	333-248303	10.11	August 24, 2020
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2020, has been formatted in Inline XBRL
________________
*    Filed herewith.
†    The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASANA, INC.

Date: December 10, 2020	By:	/s/ Dustin Moskovitz
Dustin Moskovitz
President, Chief Executive Officer, and Chair
(Principal Executive Officer)

Date: December 10, 2020	By:	/s/ Tim Wan
Tim Wan
Chief Financial Officer
(Principal Financial Officer)