Form 10-K
period 2021-01-31
Asana, Inc.
filed 2021-03-30
CIK 1477720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 31, 2021
Commission file number: 001-39495

ASANA, INC.
(Exact name of registrant as specified in its charter)

Delaware	7372	26-3912448
(State or other jurisdiction of incorporation or organization)	(Primary standard industrial code number)	(I.R.S. employer identification no.)

1550 Bryant Street, Suite 200
San Francisco, CA 94103
(Address of principal executive offices and Zip Code)
(415) 525-3888
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.00001 par value per share	ASAN	New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s shares of Class A common stock held by non-affiliates of the registrant as of January 31, 2021was approximately $2.0 billion, based on the closing price reported for such date on the New York Stock Exchange. The registrant has elected to use January 31, 2021 as the election date because on July 31, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant was a privately held company. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.

As of March 22, 2021, the number of shares of the registrant’s Class A common stock outstanding was 91,266,753 and the number of shares of the registrant’s Class B common stock outstanding was 71,785,101.
Documents incorporated by reference:
Portions of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended January 31, 2021.

______________________

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risk and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition; business strategy and plans; and objectives of management for future operations are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” or “would” or the negative of these words or other similar terms or expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about: our ability to grow or maintain our dollar-based net retention rate, expand usage of our platform within organizations, and sell subscriptions to our platform; our ability to convert individuals, teams, and organizations on our free and trial versions into paying customers; the timing and success of new features, integrations, capabilities, and enhancements by us, or by our competitors to their products, or any other changes in the competitive landscape of our market; our ability to achieve widespread acceptance and use of our platform; growth in the work management market; the amount and timing of operating expenses and capital expenditures, as well as entry into operating leases, that we may incur to maintain and expand our business and operations and to remain competitive; our focus on growth to drive long-term value; the timing of expenses and our expectations regarding our cost of revenues, gross margin, and operating expenses; the effect of uncertainties related to the global COVID-19 pandemic on our business, results of operations, and financial condition; expansion of our sales and marketing activities; our protections against security breaches, technical difficulties, or interruptions to our platform; our ability to successfully defend litigation brought against us, potential dispute-related settlement payments, or other litigation-related costs; our expectations about additional hiring; potential pricing pressure as a result of competition or otherwise; anticipated fluctuations in foreign currency exchange rates; potential costs and the anticipated timing of expenses related to the acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs; and general economic conditions in either domestic or international markets, including the societal and economic impact of the COVID-19 pandemic, including on the rate of global IT spending, and geopolitical uncertainty and instability.
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.
You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the Securities and Exchange Commission (the “SEC”) as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

Additional Information
Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” “our company,” and “Asana” refer to Asana, Inc. and its consolidated subsidiaries. The Asana design logo, “Asana,” and our other registered or common law trademarks, service marks, or trade names appearing in this Annual Report on Form 10-K are the property of Asana, Inc. Other trade names, trademarks, and service marks used in this Annual Report on Form 10-K are the property of their respective owners.
SUMMARY OF RISKS AFFECTING OUR BUSINESS
Investing in our common stock involves numerous risks, including the risks described in “Part I—Item 1A. Risk Factors” of this Annual Report on Form 10-K. Below are some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects.
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
•The COVID-19 pandemic has affected how we, our partners, and our customers operate and has adversely affected the global economy, and the duration and extent to which this will affect our business, future results of operations, and financial condition remains uncertain.
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
If we are unable to adequately address these and other risks we face, our business, results of operations, and financial condition may be harmed.

PART I
Item 1. Business
Overview
Our mission is to help humanity thrive by enabling the world’s teams to work together effortlessly.
Asana is a work management platform that helps teams orchestrate work, from daily tasks to cross-functional strategic initiatives. Over 93,000 paying customers use Asana to manage everything from product launches to marketing campaigns to organization-wide goal setting. Our platform adds structure to unstructured work, creating clarity, transparency, and accountability to everyone within an organization—individuals, team leads, and executives—so they understand exactly who is doing what, by when.
History
We started Asana because our co-founders experienced firsthand the growing problem of work about work. While at Facebook, they saw the coordination challenges the company faced as it scaled. Instead of spending time on work that generated results, they were spending time in status meetings and long email threads trying to figure out who was responsible for what. They recognized the pain of work about work was universal to teams that need to coordinate their work effectively to achieve their objectives. Yet there were no products in the market that adequately addressed this pain. As a result of that frustration, they were inspired to create Asana to solve this problem for the world’s teams.
Since our inception, over 30 million users have registered on Asana and millions of teams in virtually every country around the world have used Asana. With Asana, users experience higher productivity, which has led to rapid adoption across teams, departments, and organizations. As of January 31, 2021, we had over 1.5 million paid users.
Teams Spend Too Much Time on Work About Work
Work continues to get harder to manage as organizations try to move faster to accomplish ambitious goals and respond to changing market demands. Today, 60% of knowledge workers’ time is spent on work about work. Moreover, coordinating work within and across teams is chaotic. Without a system of record, teams move slowly, miss deadlines, and fail to live up to their full potential. At work, people face an overwhelming volume of communications from email and messaging applications, many of which are asking for status updates. These messages often provide limited clarity around what steps need to be taken, and by when, and limited accountability around who owns the action. As a result, requests go unanswered, and employees spend more time searching and responding to messages in an attempt to provide clarity and accountability to their teams. These emails and messages only give teams momentary clarity about specific deliverables or actions, and as such they do not provide a holistic, persistent, and referenceable plan of record that can be easily or quickly accessed.
To minimize work about work, reduce chaos, and give individuals time back to focus on the work that matters, teams need a purpose-built solution for coordination. Despite the growth in collaboration technology such as content tools and messaging apps, there has been little innovation in work management—systems that help teams to plan, manage, and execute their work.
How Asana Helps Teams
Asana is a system of record for work. This system collects and structures institutional knowledge about how past work was completed and provides a real-time plan and roadmap for current and future initiatives. Our platform is built on our proprietary, multi-dimensional data model, which we call the Asana Work Graph data model. The Asana Work Graph captures and associates:
•units of work—tasks, projects, milestones, portfolios, and goals;
•the people responsible for executing those units of work;

•the processes in which work gets done—rules and templates;
•information about that work—files, comments, status, and metadata; and
•relationships across and within this data.
Our data model provides individuals, team leads, and executives with dynamic views into the work that is most relevant to them—across multiple people and projects—all based on the same underlying data in the Asana Work Graph. Individuals can manage and prioritize their daily tasks and collaborate with team members on shared projects, gaining visibility into who is doing what, and when each piece of work is due. Team leads can plan work and optimize team workload across multiple projects, and executives can track progress towards company objectives in real time.
Asana is flexible and applicable to virtually any use case across departments and organizations of all sizes. We designed our platform to be easy to use and intuitive to all users, regardless of role or technical proficiency. Users can start a project within minutes and onboard team members seamlessly without external support. We allow users to work the way they want with the interface that is right for them, using tasks, lists, calendars, boards, timelines, reporting dashboards, and Workload.
Our Business Model
Our hybrid self-service and direct sales model allows us to efficiently reach teams everywhere and then rapidly expand the use of our platform within their organizations. A majority of our paying customers initially adopt our platform through self-service and free trials. Once adopted, customers can expand through self-service or with the assistance of our direct sales team, which is focused on promoting new use cases of Asana. As customers realize the productivity benefits we provide, our platform often becomes critical to managing their work and achieving their objectives, which drives further adoption and expansion opportunities. This is evidenced by our dollar-based net retention rate, which generally increases with greater organizational spend. As of January 31, 2021, our dollar-based net retention rate within organizations spending $5,000 or more with us on an annualized basis was 125%, consisting of 10,174 customers. Our dollar-based net retention rate within organizations spending $50,000 or more with us on an annualized basis was over 140%, consisting of 397 customers.
Our Company Culture
We believe that our company culture enables us to achieve our mission and is a core driver of our business success. We endeavor to make product, business, and people decisions that allow us to carry out our mission while staying true to our values. We are a mission-driven organization first and have designed our values, along with our programs and processes, to help us maximize the potential of every individual in our company. Our values and processes also give us credibility when we share best practices for teamwork in the market and allow us to build those practices into our solution.
Industry Background
Teams must be coordinated and move quickly to be successful
Teams today must navigate work that is increasingly cross-functional, matrixed, and distributed, while also moving quickly to meet the objectives of their organizations. With product lifecycles now shorter than ever, organizations cannot afford to be slowed down by inefficient processes. Individuals and teams need to be empowered to make autonomous decisions aligned with organizational goals to ensure business agility in rapidly changing markets.
Communication overload hurts productivity
Businesses have adopted a number of applications to improve communication such as Skype, WeChat, WhatsApp, Microsoft Teams, and Slack, among others. While these applications help teams communicate, they were not designed to provide a system of record to track and coordinate units of work or set up processes for rapid execution. The average knowledge worker receives 121 emails per day—70% of which are opened within six seconds. People have become prisoners to email and messaging applications, using their inboxes as makeshift to-do lists.
Teams spend more time coordinating work than actually doing work
Productivity gains can occur when individuals and teams have the opportunity to focus uninterrupted. However, employees spend less than half of their time during the day on the work that is critical to generating results. According to a survey conducted by McKinsey Global Institute of a broad set of knowledge workers:
•28% of time is spent answering email;
•19% of time is spent gathering information; and
•14% of time is spent on internal communication.
Teams need more effective tools to orchestrate work
The primary methods for managing work today—across any department, any sized team, and any project—consist of a combination of spreadsheets and email, in addition to handwritten notes, calls, and meetings. Over time, communication tools (like email and messaging) and content applications (such as file sharing and storage services) have been repurposed for coordinating work because they are familiar and accessible. However, these tools lack the purpose-built functionality required for teams to collaboratively plan, manage, and execute work.
Clarity drives employee engagement that improves business results
Employee engagement—the extent to which employees are invested in their job and contribute the effort needed to do their job well—is critical to high-performing businesses. Individuals are more engaged at work when they have clarity. Clarity helps individuals better understand how their work connects to the organization’s objectives so they know where to focus their energy for maximum impact and find their work more rewarding and engaging.
Organizations need new, purpose-built solutions for work management
Organizations need a work management solution that provides transparency, clarity, and accountability so that individuals and teams know—at any given time—what work needs to get done, by whom and by when. This solution needs to allow organizations to set goals and manage all the underlying portfolios, projects, and tasks needed to achieve them. The solution also needs to scale across every level of the organization so individuals, team leads, and executives can understand and take actions to move work forward in real time.
Our Solution
We provide a work management platform that enables individuals and teams to get work done faster while improving employee engagement by allowing everyone to see how their work—whether it is a task, process, project, objectives and key results (OKR), or portfolio of projects—connects to the broader mission of an organization.
With Asana:
•Individuals can manage and prioritize across each of their projects to maximize their effectiveness and reduce distractions. They can see their own tasks, how their dependencies owned by teammates are tracking, and how their work contributes to the overall team and organization-wide goals. Individuals can collaborate with teammates and have visibility into each team member’s responsibilities and progress. When teammates operate off a single, real-time plan of record, they do not need to check in with each other for updates or sit through status meetings. This clarity reduces work about work and helps individuals get work done faster.
•Team leads can manage work across a portfolio of projects or processes. Team leads see progress, bottlenecks, resource constraints, and milestones without having to create work for teams to come up with this information in spreadsheets, email, or via a status meeting. When surprises or disruptions occur, it is easy for team leads to adjust the plan, reallocate resources, and communicate updates in real time.

•Executives can communicate company-wide goals, monitor status, and oversee work across projects to gain real-time insights into which initiatives are on track or at risk. With this visibility, they can proactively ensure alignment, address inefficiencies, manage team workload, and reallocate work among teams or departments so that the company can stay on track to achieve its objectives.
As the system of record of past, current, and future work, Asana is powered by a proprietary, multi-dimensional data model called the Asana Work Graph. The Asana Work Graph captures and associates units of work (tasks, projects, milestones, goals, and portfolios), the people responsible for executing those units of work, the processes in which work gets done (rules and templates), information about that work (files, comments, status, and metadata), and the relationships across and within this data. The Asana Work Graph provides individuals, team leads, and executives with dynamic, up-to-date views into the work that is most relevant to them, across multiple people and projects.
The core tenet of our platform is to bring clarity, transparency, and accountability to the process of getting work done.
Clarity. Our platform adds structure to unstructured work so everyone on a team has clarity into exactly what needs to be done, by whom and by when. Our multi-dimensional data model provides different views so individuals can not only see the tasks they are working on, but also understand how their individual work contributes to a broader project goal.
Transparency. Our platform provides transparency into the work being done across a project or portfolio of projects so everyone can see progress to completion, manage deadlines, identify and resolve bottlenecks, and rebalance workloads in real time.
Accountability. Our platform enables teams to assign work to individuals with completion dates and requirements, eliminating ambiguity over responsibilities. Individuals can track their action items across projects and manage their time more effectively.
Benefits of Our Solution
Our platform provides the following benefits for our customers:
Teams get work done faster
Teams get work done faster using Asana. When structure is added to work, creating greater clarity, transparency, and accountability, teams are able to take action and be more efficient—regardless of whether their team members are in the office or working remotely.
Streamlined processes
Our horizontal application allows individuals to easily customize projects across a breadth of specific use cases. Once a process is defined, it can be templatized and scaled across an organization for consistent, repeatable process management. In October 2019, we launched Rules as part of our suite of automation features, which facilitates auto-assignment, triggers actions and notifications, and automatically populates due dates for templated projects. Since launching Rules, we have automated over 52 million steps for our users.
Increased employee engagement
Our users love Asana because they gain clarity into what they need to do and how their contribution is connected to broader organizational goals. This clarity is particularly important for distributed teams and remote employees. By eliminating much of the work about work, we give them back valuable hours in their day to focus on the work that matters, leading to higher productivity, higher engagement, and improved retention.

Improved confidence and execution
Using Asana, individuals reduce their anxiety about missing deadlines and having work fall through the cracks. As a system of record for work, Asana stores all task and project information on past and present initiatives so people have greater confidence in meeting deliverables. Individuals, team leads, and executives gain real-time visibility into all the work that is happening in their organization, enabling them to feel organized and in control.
Improved business continuity for distributed teams and remote work
Asana gives teams the clarity they need to stay organized and productive wherever they are. Distributed and remote teams can use Asana as a single, real-time plan of record, reducing the need for messaging threads and video calls to coordinate work. Asana is a secure, cloud-based service that is accessible via internet browsers and a mobile application so that team members can manage their work from home, office, cafe, or other workspace.
Our Culture
Our company culture is a core driver of our business success and enables us to work towards achieving our mission. A core tenet of our culture is a shared commitment to mindfulness, which informs our product, business, and people decisions and shapes how we interact with each other daily. By investing in diversity and inclusion programs, we help ensure that everyone can thrive and feel a sense of belonging, enabling us to better understand the needs of our diverse customer base and innovate in new and creative ways. We also use Asana ourselves, providing our employees with clarity into how their work contributes to our mission and enabling them to do their most impactful work.
On Glassdoor, we have a 4.9 out of 5.0 score, a 100% CEO approval rating, and a 99% "Recommend to a Friend" rating. In 2020, Great Place to Work and FORTUNE named us as a #1 workplace three times: #1 Best Workplaces in Technology (Small and Medium), #1 Best Workplaces for Millennials (Small and Medium), and the fourth consecutive year as #1 Best Workplace in the Bay Area (Small and Medium); as well as #2 Best Small & Medium Workplaces and #8 Best Workplaces for Women. We were also named a Great Place to Work Best

Workplace for Parents, #7 Ireland's Best Workplaces (Small), #14 on Glassdoor's Best Places to Work 2021, and an Inc. Best Workplaces for the third consecutive year.
Features of our Platform
Asana is a single unified platform that provides clarity at every level of an organization for individuals, team leads, and executives. Powered by a proprietary, multi-dimensional data model called the Asana Work Graph, which captures and associates units of work, Asana provides dynamic views—List, Calendar, Board, Timeline, Portfolio, Reports—so that individuals can see work data in whatever way makes most sense to them. Any changes made to underlying data through one view is automatically updated in real time to all other views.

INTEGRATIONS
salesforce
100+ more
MANAGE
Tasks
Conversations
Content
Proofing
Approvals
Forms
Reporting
PLAN
Dependencies
Milestones
Workload
Goals
VIEWS
Board
Timeline
List
Calendar
My Tasks
Portfolio
AUTOMATE
Custom Fields
Templates
Rules
TEAMS
Set company objectives
Launch brand campaign
Sell tile that lasts forever

Asana Work Graph Hierarchy
The Asana Work Graph represents units of work—tasks, projects, portfolios, and goals—to enable a complete, connected, and up-to-date map of work in an organization. Unlike other work management solutions, Asana powers clarity at every level of an organization, regardless of size, structure, and complexity. The Asana Work Graph provides:
•Individuals with dynamic views into the work that is most relevant to them, accelerating adoption and maximizing personal productivity.
•Teams with the ability to view and modify the same work data across different views so they can coordinate complex, cross-team work with ease.
•Executives with visibility into how daily work connects to higher-level goals and initiatives so they can understand real-time progress.

Tasks
Tasks are the atomic unit of work within the Asana Work Graph. Within tasks, users can assign owners, set due dates and times, attach documents, and define custom fields for information about the task so that everyone knows who is doing what by when and has the information needed to complete the work. Custom fields are metadata that help users plan, sort, and organize work. Collaboration including comments, sharing, @-mentions, and image markup are natively built into tasks, ensuring that relevant updates and context stay with the work at hand. Changes in task information made in one view are automatically updated across all views where the task is visible so that users don’t have to re-enter information.
Projects
A project consists of a set of tasks, which can be organized into sections and arranged into dependencies that give teams clarity on plan and process. Projects can be used to accomplish a specific goal, such as delivering a presentation or campaign, or can be used to intake and process requests, such as a help desk or creative production. If the project is a workflow the team normally follows, it can be converted into a template, making it easy to set up a repeatable workflow so that teams do not have to start from scratch or miss any steps.
Portfolios
Portfolio lets users organize projects into one centralized location, acting as the mission control so that team leads and executives have real-time visibility into how work is progressing across projects. Users can add or remove projects, check the status and progress of each project, view priorities, and assign relevant project owners. Individuals can click on any project to see a full summary overview of the project with the ability to edit due dates, view key milestones, link to the tasks and resources available, check or add status updates, and add comments for the team. They can also see all projects within the Portfolio on a Timeline to get a bird’s-eye view of when initiatives are kicking off and when they will be completed. Like many of the views in Asana, the layout of Portfolio can be customized based on individual preference. Portfolios can be made public or private, or can be shared only with specific individuals.
Goals
Goals gives users a centralized place to set goals and track the work needed to achieve them. Goals is a flexible system that supports OKR and other goal management methodologies. Users can set and view goals at the organization or team level and can create goal hierarchies to drive alignment across teams. Goals are connected to the underlying work (Portfolios, Projects, and Tasks) needed to achieve them, giving executives and team leads a single system to set goals and track progress. Goals can be made visible to the entire organization so all team members have clarity on the company’s priorities and see how their work contributes to the organization’s success.
Dynamic Views
My Tasks
My Tasks provides a single, clear view of every deliverable and due date assigned to individuals so that they start their day knowing exactly what they need to do, by when. Items can be organized and dragged and dropped into different categories so that individuals can prioritize their part of a project or any process-related tasks.
All individuals have their own My Tasks. Team members can view other team members’ tasks to see what they are working on. Individuals also have the option to create private tasks, which are only visible to themselves and the people they have explicitly added as collaborators.
Inbox
Inbox is the notification center for Asana. It displays updates on all projects that individuals are a member of and tasks that they follow or are assigned so that they can stay on top of the work that matters. Task and project updates—such as when a task is marked complete, a comment is added, or the status of a project is updated—

triggers a notification that appears in the Inbox of anyone who follows the task or belongs to the project. Individuals can filter their Inbox based on assigned tasks and @-mentions so they can focus on their top priorities.
List View
The List view of a project lets individuals sort, organize into sections, and filter a list of tasks. Tasks can be dragged and dropped, and filtered and sorted according to what matters most so project teams can see all the work needed to complete a project and easily drill down into details. Keyboard shortcuts can be used to move tasks up or down the list, and a project toolbar allows users to adjust their project view.
Calendar View
Calendar view displays tasks within the project on a calendar based on due date and, optionally, start and end dates, so that individuals can see how many tasks are due within a time period and stay on top of their deadlines. Individuals can contribute tasks to a team calendar, plan their work on a schedule, and then easily drag and drop tasks to make adjustments. Individuals can see their personal task list, all the tasks within a specific project, as well as all tasks across projects relevant to a team on a calendar.
Board View
Boards provide individuals with a kanban-style display. Individuals use boards to plan and organize their work as if they were organizing sticky notes in columns on a wall so that they can quickly visualize the current stage of each task within a workstream. Tasks in the project are represented as cards within the columns and individuals commonly use the columns to represent stages in a workflow. As a task makes its way through the workflow, it moves from the left to the right. The tasks display due dates, assignee, custom fields, and previews of the latest attached files.
Boards can be customized to what matters most to the user, with the ability to add custom fields, filter, and sort by task, assignee, or due date. Additionally, tasks appearing in one board can be added to other projects so that work stays connected and up to date across initiatives without team members having to re-enter information.
Timeline View
Timeline allows teams to create and visualize project plans over time so that individuals can identify bottlenecks and task dependencies and make real-time adjustments as needed. Our Timeline view is more powerful than a static Gantt chart because it is connected to the underlying work and updates dynamically as work progresses. When a deadline shifts, all subsequent deadlines can shift accordingly. Timeline helps ensure work stays on track and all team members have clear visibility over the steps involved and progress towards the end goal.
Timeline is particularly relevant for time-bounded initiatives which have timing and sequencing dependencies. Timeline gives executives and project stakeholders an at-a-glance view of project plans and progress.
Workload
Workload visualizes the work, capacity, and trendline of each team member so that team leads have accurate and up-to-date information into the workload of their team members. The trendline is generated by number of tasks or numerical custom field values such as estimated hours or effort. Team leads can set capacity and be notified when team members are overloaded. Individuals can reallocate work from one team member to another with a drag-and-drop interface.
Dashboards
Dashboards help customers visualize and communicate their team’s work in more meaningful ways. Dashboards provides customizable charts that auto-populate with real-time work insights like how many tasks have been completed and who on the team is overloaded – all with no coding or search queries required.

Automated Workflows
Processes
A process, or workflow, is the sequence of stages a piece of work passes through from initiation to completion. Asana provides pre-made templates for common processes around ongoing work within marketing, design, operations, sales, HR, product, engineering, and IT functions so that individuals and teams have a starting point for planning, managing, and executing their work.
Teams have the ability to create and save custom templates so that they can standardize and provide clarity on all the necessary steps of their unique workflows. Additionally, teams can implement rules to automate repetitive, manual tasks in a workflow, such as auto-assigning a task based on custom field status or moving a task from one column to another in Board view.
Rules
Rules help automate tedious and repetitive tasks so that teams can reduce manual work and spend more time on the work that matters. Individuals can select from suggested pre-built rules from the rules gallery or they can create a custom rule. A rule consists of one or more triggers and actions, enabling an individual to create logic and multiple actions around business scenarios. Actions in third-party applications that are integrated with Asana, such as Outlook, Gmail, and Slack, can also trigger rules, making it easy to automate manual work across applications.
Reporting
Asana provides reporting capabilities that automate and simplify the process of creating status reports and give individuals and teams a searchable history of their work data. Advanced Search allows individuals to specify search parameters to find data and conversations quickly and easily. The Asana Work Graph enables users to find work based on various attributes, including who is involved, what projects a task may belong to, and even the status of dependencies. Search criteria can be saved as reports, and results can be viewed in a list or calendar.
Integrations
The Asana platform integrates with over 100 third-party applications including:
•Microsoft apps such as Teams, Outlook, OneDrive, SharePoint, Power Automate, and Power Bi;
•G-suite apps such as Gmail, Calendar, Chrome, Sheets, and Drive;
•Functional tools such as Salesforce and Adobe Creative Cloud;
•Communication apps such as Slack and Zoom;
•File sharing apps such as Box and Dropbox;
•Development apps such as GitHub and Jira; and
•Reporting apps such as Tableau.
Integrations connect applications to Asana, which provides a central hub for managing work. Teams save time by eliminating the need to switch between various sites and tools. By providing this centralized hub, Asana ensures that work in other tools is tracked and completed.
Integrations with third-party applications are achieved through Asana Connect without sharing any usernames or passwords. Asana Connect enables seamless integration with third-party applications and gives users the ability to manage all of their work streams through a single platform. Asana Connect uses OAuth 2.0, an industry standard for authentication.
Our Technology
The architecture we have built to power Asana is secure and scalable, offering users a customized experience that is easy to navigate while handling complex data management behind the scenes. We designed our systems to allow flexible access to the Asana Work Graph, allowing us to build rich new functionality quickly and innovate in the work management space.
Extensible, Efficient Technology Platform
Our cloud-native platform includes proprietary software services built on top of infrastructure provided by our preferred cloud provider Amazon Web Services. We shard customer data in our distributed datastore to scale horizontally and provide high performance, and redundancy across multiple third-party data centers in several locations in the United States and Europe to protect against data loss and provide high availability. The distributed datastore allows flexible indexing across single or multiple attributes of the objects stored in it, thus efficiently supporting a wide variety of queries. Our platform services keep track of connected devices and data requests, automatically sending updates to devices as data is updated. This allows our client software to surface real-time information with minimal data transfer and round-trips to the servers, and provides a fast, responsive experience to our customers.
We provide our software as a service to customers, so the technology we build includes deployment tools to ensure we can publish software updates rapidly and safely, as well as monitoring and automation tools.
Commitment to Security and Privacy
Upholding the trust that we have established with our customers and gaining the trust of new customers remains a priority for us and as a result, we have implemented robust safeguards to protect the security of customer data. Our security program includes conducting risk assessments of all systems and networks that process customer data; monitoring for security events; maintaining incident response, disaster recovery, and business continuity plans that explicitly address and provide guidance to our personnel in furtherance of the security, confidentiality, integrity, and availability of customer data; and having a qualified third party perform security assessments on a periodic basis to test against widely recognized security standards and practices.
Our security program is aligned to the American Institute of Certified Public Accountants (“AICPA”) Trust Services Criteria for Security, Availability, and Confidentiality as well as the ISO 27001:2013 standards. We issue a SOC 2 Type II report on an annual basis and are certified against ISO 27001:2013. This means that independent third parties have both validated our processes and practices with respect to these standards, and confirmed our ability to maintain compliance with controls we have implemented.
We have built our platform with security features that are designed to be scalable as we develop and introduce new functionality, including but not limited to supporting encryption of user data in transit and at rest within our platform, and implementing strong access controls and multi-factor authentication to prevent unauthorized access to customer data. Additionally, our platform allows customers to implement their own granular access controls by giving them the ability to restrict access on a per task, per project and per team basis.
In addition to security, we are deeply committed to privacy and to protecting and honoring the privacy rights of our customers. We have established a comprehensive privacy compliance program, aligning our practices with regulations such as the General Data Protection Regulation and the California Consumer Privacy Act, including by delivering periodic training to our employees on privacy best practices, reviewing and mapping the data we collect, use, and share, and creating a customer rights program and response process to honor the requests of our customers exercising their privacy rights. Above all, we strive to be transparent about our privacy practices, independent of legal obligations.

Our Customers
We have customers of all sizes ranging from individuals to global organizations. We define a customer as a distinct account, which could include a team, company, educational or government institution, organization, or distinct business unit of a company, that is on a paid subscription plan, a free version, or a free trial of one of our paid subscription plans. A single organization may have multiple customers. We define a paying customer as a customer on a paid subscription plan. As of January 31, 2021, we had over 93,000 paying customers globally, representing an increase of over 18,000 paying customers from January 31, 2020 and an increase of approximately 35,000 from January 31, 2019. Of those paying customers, 10,174 spent $5,000 or more with us on an annualized basis, representing an increase of 3,619 paying customers from January 31, 2020. Additionally, 397 of those paying customers spent $50,000 or more with us on an annualized basis, representing an increase of 190 paying customers from January 31, 2020. As of January 31, 2020, we had over 75,000 paying customers globally. Of those paying customers, 207 spent $50,000 or more with us on an annualized basis, representing an increase of 148 paying customers from January 31, 2019.
Our current customer base spans numerous industry categories, including technology, retail, education, non-profit, government, healthcare, media, and financial services, and includes many category leaders across these diverse industries. No individual customer represented more than 1% of our revenues in the years ended January 31, 2021, 2020, or 2019.
Sales and Marketing
We employ a hybrid go-to-market approach, combining a self-service model with direct sales efforts. We are focused on landing teams worldwide and expanding across use cases, both within and between organizations, to ensure the success of our customers. This in turn creates positive word-of-mouth marketing, driving adoption, expansion and ultimately our business results.
Self-Service Model
A majority of our paying customers initially adopt our platform through self-service and free trials. To demonstrate the value of our platform to potential paying customers, we provide free trials of our paid Asana Premium and Business offerings in addition to our free Basic offering for teams of up to 15 people. As individuals, teams and their guests realize the productivity benefits we provide, Asana becomes an increasingly integral part of their day-to-day work and critical to helping them achieve their objectives.
Direct Sales
In conjunction with our self-service model, we have a targeted direct sales team focused on promoting new use cases and expanding our footprint within our existing customer base. Our direct sales force has a global presence, and consists primarily of sales teams focused primarily on strategic accounts with expansion opportunities including department-specific and organization-wide use cases such as employee onboarding and goal setting.
Marketing and Customer Success
We market our platform through owned properties, such as our website and social media channels, media coverage, paid acquisition, and word of mouth to promote discovery and adoption. Every month millions of people visit asana.com, and hundreds of thousands of people register for the product. Our customers also have the ability to invite external parties to collaborate on specific Asana projects, which supports viral adoption of our platform.
We offer on-demand education available in-product and online, and via live learning courses as well as robust customer support available in six languages. We also offer our customers the option to partner with a list of managed service providers, consulting firms, and system integrators to help customize their account, onboard teams and run onsite training.
Our global community of customers and experts, Asana Together, connects customers, both online and offline, and creates champions. Through Asana Together, customers have access to our community Forum to ask questions and connect with peers. We also certify and support Asana Ambassadors (go-to enthusiasts who assist with and promote adoption within their networks) and Certified Pros (independent third-party Asana consultants who offer their services for a discretionary fee to help teams make the most of their experience on our platform). Through Asana Together, we have hosted multiple in-person events on five different continents.
Effects of Inflation
We believe inflation in the regions where most of our sales occur has not had a significant effect on our net revenues or profitability.
Research and Development
Key to our success is the time, attention and investment we place on continued innovation in our platform. We will continue to invest in expanding our product offerings and enhancing the features and functionality of our platform, particularly in the areas of integrations, automation, functional workflows, security, and organization-wide use cases. We leverage the breadth of our customer base, and the diverse ways in which they use our platform, to recognize their needs quickly and guide future innovation. Further, we ourselves are users—all of our employees are committed to using Asana internally, every single day—ensuring our entire organization is in touch with the platform’s capabilities and can rapidly identify or suggest improvements. Our research and development team is responsible for the design, development, testing, and delivery of solutions for our platform.
Our Competition
The market for work management platforms is increasingly competitive, fragmented and subject to rapidly changing technology, shifting user and customer needs, new market entrants, and frequent introductions of new products and services. We compete with companies that range in size, from large and diversified with significant spending resources to smaller companies. The work management solutions market is rapidly evolving and highly competitive, with relatively low barriers to entry, and in the future there will likely be an increasing number of similar solutions offered by additional competitors. Our competition addresses the project management and work management categories, including, but not limited to, solutions around email, messaging, and spreadsheets. Our competitors fall into the following groups: companies specifically offering work management solutions; companies offering productivity suites; and companies specializing in vertical solutions.
We believe we compete favorably based on the following competitive factors:
•adaptability to a broad range of use cases;
•features and functionality of platform capabilities;
•developments and enhancements of work management solutions;
•customer service and support efforts;
•efficient hybrid go-to-market model;
•ease of use, performance, price, and reliability of solutions;
•scalability and security;
•brand strength; and
•ability to create easy to use integrations for, and robust, effective partnerships with, other larger enterprise software solutions and tools.
Intellectual Property
Our intellectual property is an important aspect of our business. To establish and protect our proprietary rights, we rely upon a combination of patent, copyright, trade secret and trademark laws, and contractual restrictions such as confidentiality agreements, licenses, and intellectual property assignment agreements. We maintain a policy requiring our employees, contractors, consultants, and other third parties to enter into confidentiality and proprietary rights agreements to control access to our proprietary information. These laws, procedures, and restrictions provide only limited protection, and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed, or misappropriated. Furthermore, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States, and we therefore may be unable to protect our proprietary technology in certain jurisdictions. Moreover, our platform incorporates software components licensed to the general public under open source software licenses. We obtain many components from software developed and released by contributors to independent open source components of our platform. Open source licenses grant licensees broad permissions to use, copy, modify, and redistribute our platform. As a result, open source development and licensing practices can limit the value of our software copyright assets.
As of January 31, 2021, we had been granted 13 U.S. patents, had 33 U.S. patent applications pending, and five notices of allowance. Our issued patents expire between January 2031 and November 2040. We have not applied for patents in foreign jurisdictions. We continually review our development efforts to assess the existence and patentability of new intellectual property. We pursue the registration of our domain names, trademarks, and service marks in the United States and in certain locations outside the United States.
Government Regulation
Our business activities are subject to various federal, state, local, and foreign laws, rules, and regulations. Compliance with these laws, rules, and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations and competitive position as compared to prior periods. Nevertheless, compliance with existing or future governmental regulations, including, but not limited to, those pertaining to global trade, business acquisitions, consumer and data protection, and taxes, could have a material impact on our business in subsequent periods. For more information on the potential impacts of government regulations affecting our business, see “Item 1A - Risk Factors.”
Human Capital Management
As of January 31, 2021, we had 1,080 employees, representing growth of 54% since January 31, 2020.
We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We provide our employees with competitive cash compensation, opportunities for equity ownership at all levels of the organization, development programs that enable continued learning and growth (including access to 1:1 coaching for every employee) and a robust employment package that promotes well-being across all aspects of their lives, including health care, retirement savings vehicles, and paid time off. Our compensation programs are designed to align employee interests’ with the long-term success of the company and to foster cross-business collaboration. As part of our promotion and retention efforts, we invest in ongoing leadership development through programs such as our Conscious Leadership training program and Outstanding Manager Bootcamp curriculum. In addition, we regularly conduct an employee survey to gauge employee engagement and identify areas of focus.
As a global company, we are steadfast in our commitment to diversity and inclusion. We value diversity at all levels and continue to focus on extending our diversity and inclusion initiatives across our entire workforce, from working with managers to develop strategies for building diverse teams to promoting the advancement of leaders from different backgrounds. Additional information regarding our commitment to diversity and inclusion can be found on our website at https://asana.com/diversity-and-inclusion. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K.
Corporate Information
We were incorporated under the laws of the state of Delaware in December 2008. Our principal executive offices are located at 1550 Bryant Street, Suite 200, San Francisco, CA 94103. Our telephone number is (415) 525-3888. Our website address is https://asana.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K. The Asana design logo, “Asana,” and our other registered or common law trademarks, service marks or trade names appearing in this Annual Report on Form 10-K are the property of Asana, Inc. Other trade names, trademarks, and service marks used in this Annual Report on Form 10-K are the property of their respective owners.
Available Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information that we file with the SEC electronically. Copies of our reports on Form 10-K, Forms 10-Q, Forms 8-K, and amendments to those reports may also be obtained, free of charge, electronically through our investor relations website located at investors.asana.com as soon as reasonably practical after we file such material with, or furnish it to, the SEC.
We announce material information to the public using SEC filings, press releases, public conference calls, and on the investor relations page of our website at https://investors.asana.com. We use these channels, as well as social media, including our Twitter account (@asana), our blog (blog.asana.com), our LinkedIn page (www.linkedin.com/company/asana), our Instagram account (@asana), and our Facebook page (www.facebook.com/asana/), to communicate with investors and the public about our company, our products and services and other matters. Therefore, we encourage investors, the media and others interested in our company to review the information we make public in these locations, as such information could be deemed to be material information. Information on or that can be accessed through our websites or these social media channels is not part of this Annual Report on Form 10-K, and the inclusion of our website addresses and social media channels are inactive textual references only.
Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks described below, together with the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes before deciding whether to invest in our Class A common stock. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also impair our business, financial condition, results of operations, and growth prospects.
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
We have incurred net losses in each fiscal year since our founding. We generated net losses of $211.7 million and $118.6 million for the fiscal years ended January 31, 2021 and January 31, 2020, respectively. As of January 31, 2021, we had an accumulated deficit of $541.4 million. We do not expect to be profitable in the near future, and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. These losses reflect, among other things, the significant investments we made to develop and commercialize our platform, serve our existing customers, and broaden our customer base.
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
A significant part of our business strategy and culture is to focus on long-term growth and customer success over short-term financial results. For example, in the fiscal year ended January 31, 2021, we increased our operating expenses to $373.8 million as compared to $242.4 million in the fiscal year ended January 31, 2020. In the fiscal year ended January 31, 2021, our net loss increased to $211.7 million from $118.6 million in the fiscal year ended January 31, 2020. As a result, in the near and medium term, we may continue to operate at a loss, or our near- and medium-term profitability may be lower than it would be if our strategy were to maximize near- and medium-term profitability. We expect to continue making significant expenditures on sales and marketing efforts, and expenditures to grow our platform and develop new features, integrations, capabilities, and enhancements to our platform. Such expenditures may not result in improved business results or profitability over the long term. If we are ultimately unable to achieve or improve profitability at the level or during the time frame anticipated by securities or industry analysts and our stockholders, the trading price of our Class A common stock may decline.
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
In December 2019, COVID-19 was first reported to the World Health Organization, or WHO. In January 2020, the WHO declared the outbreak to be a public health emergency, and in March 2020, the WHO characterized COVID-19 as a pandemic. Since then, the COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods, and services worldwide. As a result, we have closed our headquarters and most of our other offices, required our employees and contractors to work remotely, implemented travel restrictions, and shifted company events and meetings to virtual-only experiences, all of which continued throughout 2020 and into 2021. These measures represent a significant disruption in how we operate our business, and we currently do not have visibility on when we may return to normal operations. The operations of our partners, vendors, and customers have likewise been disrupted.
While the duration of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment and mitigation actions, and the availability and widespread use of effective vaccines, it has already had an adverse effect on the global economy, and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the conditions caused by this pandemic may affect the rate of global IT spending, which could adversely affect demand for our platform. Further, the COVID-19 pandemic has caused us to experience, in some cases, longer sales cycles and an increase in certain prospective and current customers seeking lower prices or other more favorable contract terms, and has limited the ability of our direct sales force to travel to customers and potential customers. In addition, the COVID-19 pandemic could reduce the value or duration of subscriptions, negatively impact collections of accounts receivable, reduce expected spending from our paying customers, cause some of our paying customers to go out of business, and affect contraction or attrition rates of our paying customers, all of which could adversely affect our business, results of operations, and financial condition. Additionally, concerns over the ongoing economic impact of COVID-19 have caused volatility in financial and other capital markets, which may adversely affect our stock price and our ability to access capital markets in the future.
While we have developed and continue to develop plans to help mitigate the negative impact of COVID-19 on our business and operations, these efforts may not be effective, and any protracted economic downturn will likely limit the effectiveness of our efforts. Accordingly, it is not possible for us to predict the duration and extent to which this will affect our business, future results of operations, and financial condition at this time.
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
The market for work management solutions is increasingly competitive, fragmented, and subject to rapidly changing technology, shifting user and customer needs, new market entrants, and frequent introductions of new products and services. We compete with companies that range in size from large and diversified with significant spending resources to smaller companies. Our competition addresses the project management and work management categories, including, but not limited to, solutions relating to email, messaging, and spreadsheets. Our competitors generally fall into the following groups: companies specifically offering work management solutions, companies offering productivity suites, and companies specializing in vertical solutions that address a portion of our market.
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
Breaches of our security measures or those of our third-party service providers or cyber security incidents would result in unauthorized access to our sites, networks, systems, and accounts; unauthorized access to, and misappropriation of, individuals’ personal information or other confidential or proprietary information of ourselves, our customers, or other third parties; viruses, worms, spyware, or other malware being served from our platform, mobile application, networks, or systems; deletion or modification of content or the display of unauthorized content on our platform; interruption, disruption, or malfunction of operations; costs relating to breach remediation, deployment of additional personnel and protection technologies, and response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; or litigation, regulatory action, and other potential liabilities. If any of these breaches of security should occur, we cannot guarantee that recovery protocols and backup systems will be sufficient to prevent data loss. Additionally, if any of these breaches occur, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches, and we could be exposed to risk of loss, litigation or regulatory action, and other potential liability. Actual or anticipated security breaches or attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Additionally, there is an increased risk that we may experience cybersecurity-related events such as the reported cybersecurity attack on SolarWinds and a large number of its customers and other security challenges as a result of most of our employees and our service providers working remotely from non-corporate-managed networks during the ongoing COVID-19 pandemic and potentially beyond.
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
We believe that the brand identity that we have developed has significantly contributed to the success of our business. We also believe that maintaining and enhancing the “Asana” brand is critical to expanding our customer base and establishing and maintaining relationships with partners. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to ensure that our platform remains high-

quality, reliable, and useful at competitive prices, as well as with respect to our free and trial versions. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not be successful. If we fail to promote and maintain the “Asana” brand, or if we incur excessive expenses in this effort, our business, results of operations, and financial condition would be adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become more difficult and expensive.
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
We rely on third parties maintaining open marketplaces, including the Apple App Store and Google Play, which make our mobile application available for download. We cannot assure you that the marketplaces through which we distribute our mobile application will maintain their current structures or that such marketplaces will not charge us fees to list our application for download. We are also dependent on these third-party marketplaces to enable us and our users to timely update our mobile application, and to incorporate new features, integrations, and capabilities. We are subject to requirements imposed by marketplaces such as Apple and Google, who may change their technical requirements or policies in a manner that adversely impacts the way in which we or our partners collect, use and share data from users through our mobile application. If we do not comply with these requirements, we could lose access to the mobile application marketplace and users, and our business, results of operations, and financial condition may be harmed.
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
We receive, process, store, and use business and personal information belonging to our users and customers. There are numerous federal, state, local, and foreign laws and regulations regarding data protection and the storing, sharing, use, processing, disclosure, and protection of business and personal information. These laws continue to evolve in scope and are subject to differing interpretations, and may contain inconsistencies or pose conflicts with other legal requirements. We seek to comply with applicable laws, regulations, policies, legal obligations, and industry standards and have developed privacy policies, data processing addenda, and internal privacy procedures to reflect such compliance. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Failure or perceived failure by us to comply with our privacy policies, privacy-related obligations to users, customers, or other third parties, or our privacy-related legal obligations, or any data compromise that results in the unauthorized release, misuse, or transfer of business or personal information or other user or customer data, may result in domestic or foreign governmental enforcement actions, fines, litigation, or public statements against us by our users, customers, consumers, regulators, consumer advocacy groups, or others, which would have an adverse effect on our reputation and business. We could also incur significant costs investigating and defending such claims and, if we are found liable, significant damages.
Data protection regulation is an area of increased focus and changing requirements. Any significant change in applicable laws, regulations, or industry practices regarding the use or disclosure of our users’ or customers’ data, or regarding the manner in which the express or implied consent of users or customers for the use and disclosure of such data is obtained, could require us to modify our platform, possibly in a material manner, and may limit our ability to develop new services and features that make use of the data that our users and customers voluntarily share. For example, the General Data Protection Regulation 2016/679, or GDPR, which came into effect in the European Union, or E.U., in May 2018 and superseded prior E.U. data protection legislation, imposes more stringent data protection requirements and provides for greater penalties for noncompliance. The GDPR enhances data protection obligations for processors and controllers of personal information, including, for example, expanded disclosures of requirements, limitations on retention of personal information, mandatory data breach notification requirements, and additional obligations. Non-compliance with the GDPR can trigger fines of up to the greater of €20 million or 4% of our global revenues and restrictions or prohibitions on data processing. While we instituted a GDPR compliance strategy and program that we continue to evaluate and improve as our platform changes and expands, we still do not know how E.U. regulators will interpret or enforce many aspects of the GDPR, and some regulators may do so in an inconsistent manner.
Further, the United Kingdom’s (“U.K.”) exit from the European Union, often referred to as Brexit, requires us to comply with a separate set of data protection laws in the U.K. and exposes us to the potential for divergent enforcement actions.
Pursuant to a post-Brexit trade deal between the U.K. and the E.U., transfers of personal information from the European Economic Area (“EEA”) to the U.K. are not considered restricted transfers under the GDPR for a period of up to six months from January 1, 2021. However, unless the E.U. Commission makes an adequacy finding with respect to the U.K. before the end of that period, the U.K. will be considered a “third country” under the GDPR and transfers of European personal information to the U.K. will require an adequacy mechanism to render such transfers lawful under the GDPR. Additionally, although the U.K. enacted the Data Protection Act in May 2018 that is designed to be consistent with the GDPR, uncertainty remains regarding how data transfers to and from the U.K. will be regulated notwithstanding Brexit. The effects of Brexit have been and are expected to continue to be far-reaching. Brexit and the perceptions as to its impact may adversely affect business activity and economic conditions globally, and could continue to contribute to instability in global financial markets. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the U.K. and the E.U. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. The full effects of Brexit are uncertain and will remain so until the U.K and European Union reach a definitive resolution with regards to outstanding trade and legal matters. Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, the full extent to which our business, results of operations, and financial condition could be adversely affected by Brexit is uncertain.
In addition, the European Court of Justice issued an opinion in the “Schrems II” case that invalidated the transfer of personal data from the European Union to the United States under the EU-US Privacy Shield and questioned whether transfers using other data transfer mechanisms may continue without additional safeguards.
Similarly, the Swiss Federal Data Protection and Information Commissioner announced that the Swiss-U.S. Privacy Shield Framework is inadequate for personal information transfers from Switzerland to the United States, and also raised questions about the viability of the Standard Contractual Clauses (“SCCs”). At present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield, Swiss-U.S. Privacy Shield, and the SCCs, all of which are mechanisms on which we have relied for personal information transfers from Europe to the United States and other countries. Authorities in the U.K. may similarly invalidate use of the EU-U.S. Privacy Shield and raise questions on the viability of the SCCs as mechanisms for lawful personal information transfers to the United States and other countries. In November 2020, E.U. regulators proposed a new set of SCCs. The new SCCs impose additional obligations and requirements with respect to the transfer of E.U. personal data to other jurisdictions, which may increase the legal risks and liabilities under the GDPR and local E.U. laws associated with cross-border data transfers, and result in material increased compliance and operational costs. If we are unable to implement a valid solution for personal information transfers from Europe, we will face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe, and we may be required to increase our data processing capabilities in Europe at significant expense. Inability to import personal information from Europe to the United States or other countries may decrease demand for our products and services as our customers that are subject to the GDPR may seek alternatives that do not involve personal information transfers out of Europe. Our inability to import personal information to the United States and other countries may decrease the functionality or effectiveness of our products and services and adversely impact our marketing efforts, plans and activities. We expect E.U. regulators to aggressively enforce E.U. laws prohibiting data transfers to the United States and other countries without a legally sound transfer mechanism, and it possible that E.U. regulators could prevent us from transferring any personal information out of the European Union to certain countries like the United States.
Furthermore, rules regarding the use of online cookies and similar online trackers in the European Union are becoming more stringent in terms of the advance consent companies must obtain from data subjects before such trackers can be placed on browsers. These developments may impact our analytics and advertising activities and our ability to analyze how users interact with our services.
In addition to the European Union, a growing number of other global jurisdictions are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our platform, particularly as we expand our operations internationally. Some of these laws, such as the General Data Protection Law in Brazil, or the Act on the Protection of Personal Information in Japan, impose similar obligations as those under the GDPR. Others, such as those in Russia, India, and China, would potentially impose more stringent obligations, including data localization requirements. If we are unable to develop and offer products that meet legal requirements or help our users and customers meet their obligations under the laws or regulations relating to privacy, data protection, or information security, or if we violate or are perceived to violate any laws, regulations, or other obligations relating to privacy, data protection, or information security, we may experience reduced demand for our platform, harm to our reputation, and become subject to investigations, claims, and other remedies, which would expose us to significant fines, penalties, and other damages, all of which would harm our business. Further, given the breadth and depth of changes in global data protection obligations, compliance has caused us to expend significant resources, and such expenditures are likely to continue into the future as we continue our compliance efforts and respond to new interpretations and enforcement actions.
Data protection legislation is also becoming increasingly common in the United States at both the federal and state level. For example, the California Consumer Privacy Act of 2018, or the CCPA, came into effect on January 1, 2020 and final CCPA regulations were issued in August 2020. The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use, and sharing practices, allows consumers to opt out of certain data sharing with third parties and exercise certain individual rights regarding their personal information, provides a new cause of action for data breaches, and provides for penalties for noncompliance of up to $7,500 per violation. While we have implemented a CCPA compliance program that we continue to evaluate and improve upon, we still do not know how the California Attorney General will interpret or enforce many aspects of the CCPA. Additionally, the California Privacy Rights Act (“CPRA”) was approved by voters in California in November 2020, and beginning in January 2023 will impose additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It will also create a new California data protection agency to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. Aspects of the CCPA and CPRA and their interpretation and enforcement remain uncertain. The potential effects of the CCPA and CRPA are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Similar laws have been proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging.
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

While we have implemented controls designed to promote and achieve compliance with applicable Trade Controls, in the past we may have inadvertently provided certain services to some customers in apparent violation of U.S. sanctions laws and exported software and source code prior to submitting required filings and obtaining authorization from BIS regarding exports of our software. As a result, we submitted voluntary self-disclosures concerning these activities to OFAC and BIS. On June 29, 2020, BIS determined not to pursue a civil monetary penalty against us and issued a warning letter to resolve our voluntary self-disclosure regarding past apparent inadvertent violations of the U.S. Export Administration Regulations. On February 25, 2021, OFAC determined not to pursue a civil monetary penalty against us or take other enforcement action and issued a cautionary letter to resolve our voluntary self-disclosure regarding past apparent inadvertent violations of the Iranian Transactions and Sanctions Regulations, the Syrian Sanctions Regulations, the Cuban Assets Control Regulations, and the Sudanese Sanctions Regulations. While the letters from BIS and OFAC represent final enforcement responses in each case, they do not preclude either BIS or OFAC from taking future enforcement actions under their respective authorities.
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
For the fiscal year ended January 31, 2021, 42% of our revenues were generated from customers outside the United States. We have operations in Dublin, London, Munich, Paris, Reykjavik, Singapore, Sydney, Tokyo, and Vancouver, in addition to New York and San Francisco. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. In addition, we will face risks in doing business internationally that could adversely affect our business and results of operations, including:
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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. For example, as we have prepared to become a public company, we have worked to improve the controls around our key accounting processes and our quarterly close process, and we have hired additional accounting and finance personnel to help us implement these processes and controls. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and investments to strengthen our accounting systems. If any of these new or improved controls and systems do not perform as expected, we may experience material weaknesses in our controls. In addition to our results determined in accordance with GAAP, we believe certain non-GAAP measures may be useful in evaluating our operating performance. We present certain non-GAAP financial measures in this report and intend to continue to present certain non-GAAP financial measures in future filings with the SEC and other public statements. Any failure to accurately report and present our non-GAAP financial measures could cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock.
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our next annual report on Form 10-K.
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
Our business, results of operations, and financial condition may be harmed if we are required to collect sales, value added, or other related taxes for subscriptions to our platform in jurisdictions where we have not historically done so.
We collect sales tax in a number of jurisdictions. One or more states or countries may seek to impose incremental or new sales, use, value added, or other tax collection obligations on us. A successful assertion by a state, country, or other jurisdiction that we should have been or should be collecting additional sales, use, value added, or other taxes could, among other things, result in substantial tax payments, create significant administrative burdens for us, discourage potential customers from subscribing to our platform due to the incremental cost of any such sales, value added, or other related taxes, or otherwise harm our business, results of operations, and financial condition.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
We do not expect to become profitable in the near future, may never achieve profitability, and have incurred substantial net operating losses, or NOLs, during our history. In general, under Sections 382 and 383 of the Internal

Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs or tax credits to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate change in stock ownership by one or more stockholders or groups of stockholders owning at least 5% of a corporation’s stock exceeds more than 50 percentage points over a three-year period. We have experienced ownership changes since inception and our utilization of net operating loss carryforwards will be subject to annual limitations. However, it is not expected that the annual limitations will result in the expiration of tax attribute carryforwards prior to utilization. We may experience additional ownership changes in connection with subsequent shifts in our stock ownership (some of which shifts are outside our control). As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.
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
The trading price of our Class A common stock on the NYSE could be subject to wide fluctuations in response to numerous factors in addition to the ones described in the preceding Risk Factors, many of which are beyond our control, including:
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
•health epidemics, such as the COVID-19 pandemic, influenza, and other highly communicable diseases or viruses; and

•sales or expectations with respect to sales of shares of our Class A common stock by us or our security holders, particularly sales by our founders, directors, executive officers, and principal stockholders, none of whom are subject to any contractual lock-up agreement or other contractual restrictions on transfer.
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
Dustin Moskovitz, our co-founder, President, Chief Executive Officer, Chair, and largest stockholder, beneficially owns a significant percentage of our outstanding Class A common stock and Class B common stock, together, representing a majority of the voting power of our capital stock as of January 31, 2021. Mr. Moskovitz could exert substantial influence over matters requiring approval by our stockholders. This concentration of ownership may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders. Additionally, if our two 3.5% senior mandatory convertible promissory notes due 2025 convert into Class B common stock on or before the maturity dates, the voting power held by Mr. Moskovitz will further increase.
The dual class structure of our common stock has the effect of concentrating voting control with our founders, directors, executive officers, and their respective affiliates. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has 10 votes per share, and our Class A common stock, which is the stock listed on the NYSE has one vote per share. Our founders, directors, executive officers, and their affiliates hold a majority of the voting power of our capital stock. Because of the 10-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a significant percentage of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the date of automatic conversion described below, when all outstanding shares of Class B common stock and Class A common stock will convert automatically into shares of a single class of common stock. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
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
We cannot predict whether our dual class structure will result in a lower or more volatile trading price of our Class A common stock on the NYSE, in adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it plans to require new constituents of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it will no longer admit companies with multiple-class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Also in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under such announced policies, the dual class structure of our common stock would make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices would not invest in our Class A common stock. These policies are relatively new and it is unclear what effect, if any, they will have on the valuations of publicly-traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. Because of the dual class structure of our common stock, we will likely be excluded from certain indices, and we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and would make our Class A common stock less attractive to other investors. As a result, the trading price of our Class A common stock could be adversely affected.
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
In addition, certain of our securityholders have rights, subject to some conditions, to require us to file registration statements for the public resale of the Class A common stock or to include such shares in registration statements that we may file for us or other stockholders. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the trading price of our Class A common stock to decline or be volatile.
We may also issue our capital stock or securities convertible into our capital stock from time to time in connection with a financing, acquisition, investments, or otherwise. Any such issuance could result in significant dilution to our existing stockholders and cause the trading price of our Class A common stock to decline.
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
We cannot assure you that any equity research analysts will adequately provide research coverage about our company and of our Class A common stock. A lack of adequate research coverage may harm the liquidity and trading price of our Class A common stock. To the extent equity research analysts do provide research coverage of our company and our Class A common stock, we will not have any control over the content and opinions included in their reports. The trading price of our Class A common stock could decline if one or more of the analysts who c downgrade our stock or publish inaccurate or unfavorable commentary or research. If one or more of these analysts cease coverage of our company, or fail to regularly publish reports on us, the demand for our Class A common stock could decrease, which in turn could cause our trading price or trading volume to decline.
The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.
As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of the NYSE, and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources. Furthermore, several members of our management team do not have prior experience in running a public company. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations, and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. Being a public company that is subject to these new rules and regulations has made and will continue to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly members who can serve on our audit committee and compensation committee, and qualified executive officers. As a result of the disclosure obligations required of a public company, our business and financial condition will become more visible, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, results of operations, and financial condition would be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, would divert the resources of our management and harm our business, results of operations, and financial condition.

We do not intend to pay dividends for the foreseeable future.
We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our capital stock will be at the discretion of our board of directors. In addition, our senior secured term loan facility contains restrictions on our ability to pay dividends. Accordingly, investors must rely on sales of their Class A common stock as the only way to realize any future gains, if any, on their investments.
Additional stock issuances could result in significant dilution to our stockholders.
We may issue our capital stock or securities convertible into our capital stock from time to time in connection with a financing, acquisition, investments, or otherwise. Additional issuances of our stock will result in dilution to existing holders of our stock. Also, the exercise of stock options to purchase our stock and the settlement of RSUs will result in further dilution. The amount of dilution could be substantial depending upon the size of the issuance or exercise. Additionally, in January and June 2020, we issued and sold to the Dustin Moskovitz Trust, an affiliated trust of Mr. Moskovitz, two 3.5% senior mandatory convertible promissory notes due 2025 for an aggregate principal amount of $450.0 million, that, if converted prior to their maturity, will convert into a number of shares of our Class B common stock between an aggregate of 17,012,822 and 27,220,504 shares. Any such issuances could result in substantial dilution to our existing stockholders and cause the trading price of our Class A common stock to decline.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in San Francisco, California, where we lease approximately 88,000 square feet of office space pursuant to a lease that is set to expire in October 2021. In February 2019, we entered into a lease agreement, pursuant to which we lease office space located in San Francisco, California consisting of 265,890 square feet for an initial term of 160 months which commenced in May 2020. This office building will house our new corporate headquarters, which we expect to begin occupying in the second quarter of fiscal 2022.
In addition, we maintain additional offices in the United States and internationally, including in Dublin, London, Munich, New York, Reykjavik, Singapore, Sydney, Tokyo, and Vancouver.

We intend to procure additional space in the future as we continue to add employees and expand geographically. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Item 3. Legal Proceedings
From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Security
Market Information for Our Class A Common Stock
Our Class A common stock has been listed on the NYSE under the symbol “ASAN” since September 30, 2020. Prior to that date, there was no public trading market for our Class A common stock.
Holders of Record
As of March 15, 2021, we had 96 holders of record of our Class A common stock and 17 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held in street name by brokers and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these holders of record.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our board of directors may deem relevant.
Securities Authorized for Issuance under Equity Compensation Plans
See the section titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.
The following graph compares (i) the cumulative total stockholder return on our Class A common stock from September 30, 2020 (the date our Class A common stock commenced trading on the NYSE) through January 31, 2021 with (ii) the cumulative total return of the Standard & Poor's (S&P) 500 Index and the Standard & Poor’s Information Technology Index over the same period, assuming the investment of $100 in our Class A common stock and in both of the other indices on September 30, 2020 and the reinvestment of dividends. The graph uses the closing market price on September 30, 2020 of $28.80 per share as the initial value of our Class A common stock. As discussed above, we have never declared or paid a cash dividend on our Class A common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

Stock Performance Graph
130.00
120.00
110.00
100.00
90.00
80.00
70.00
09/30/20
10/31/20
01/31/21
Asana, Inc.
S&P 500 Index
S&P 500 Information Technology Index

Unregistered Sales of Equity Securities
From February 1, 2020 through September 22, 2020 (the date of the filing of our registration statement on Form S-8, File No. 333-248955), we issued to certain directors, officers, employees, consultants, and other service providers options for an aggregate of 16,713 shares of our Class A common stock under our equity compensation plans at an exercise price of $13.04 per share.
From February 1, 2020 through September 22, 2020 (the date of the filing of our registration statement on Form S-8, File No. 333-248955), we issued and sold to certain directors, officers, employees, consultants, and other service providers an aggregate of 4,304,888 shares of our Class A common stock upon exercise of options granted under our equity compensation plans, with purchase prices ranging from $0.14 to $13.04, for an aggregate purchase price of $8,392,913.
From February 1, 2020 through September 22, 2020 (the date of the filing of our registration statement on Form S-8, File No. 333-248955), we issued to certain directors, officers, employees, consultants, and other service providers RSUs for an aggregate of 5,637,148 shares of our Class A common stock under our equity compensation plans.
From February 1, 2020 through September 22, 2020 (the date of the filing of our registration statement on Form S-8, File No. 333-248955), we issued 41,390 shares of our Class A common stock to certain directors, officers, employees, consultants, and other service providers upon settlement of RSUs granted under our equity compensation plans.
In June 2020, we issued a 3.5% senior mandatory convertible promissory note due June 26, 2025 in the principal amount of $150.0 million to the Dustin Moskovitz Trust.
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
Issuer Purchase of Equity Securities
The following table contains information relating to the repurchases of our common stock made by us in the three months ended January 31, 2021.

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share
November 1 - November 30, 2020	625	$3.70
December 1 - December 31, 2020	14,624	$1.78
January 1 - January 31, 2021	770	$3.70
Total	16,019	$1.95
__________________
1 Represents shares of unvested Class A common stock that were repurchased by us from former employees upon termination of employment in accordance with the terms of the employees’ stock option agreements. We purchased the shares from the former employees at the respective original exercise prices.

Item 6. Selected Financial Data
The selected financial data previously required by Item 301 of Regulation S-K has been omitted in reliance on SEC Release No. 33-10890.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the section titled “Selected Consolidated Financial Data” and the consolidated financial statements and related notes included elsewhere in this report. As described in the section titled “Special Note Regarding Forward-Looking Statements,” this discussion contains forward‑looking statements based upon current expectations that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included above in this report. Our fiscal year ends on January 31.
Overview
Asana is a work management platform that helps teams orchestrate work, from daily tasks to cross-functional strategic initiatives. Over 93,000 paying customers use Asana to manage everything from product launches to marketing campaigns to organization-wide goal setting. Our platform adds structure to unstructured work, creating clarity, transparency, and accountability to everyone within an organization—individuals, team leads, and executives—so they understand exactly who is doing what, by when.
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
We have experienced rapid growth in recent periods. Our revenues were $227.0 million, $142.6 million, and $76.8 million for fiscal 2021, fiscal 2020, and fiscal 2019, respectively, representing growth of 59% and 86% for fiscal 2021 and fiscal 2020, respectively. As of January 31, 2021, we had 1,080 employees, representing growth of 54% since January 31, 2020. We had a net loss of $211.7 million, $118.6 million, and $50.9 million for fiscal 2021, fiscal 2020, and fiscal 2019, respectively.
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
As of January 31, 2021, we had over 93,000 paying customers, compared to over 75,000 as of January 31, 2020. We define a customer as a distinct account, which could include a team, company, educational or government institution, organization, or distinct business unit of a company, that is on a paid subscription plan, a free version, or a free trial of one of our paid subscription plans. A single organization may have multiple customers. We define a paying customer as a customer on a paid subscription plan. No single customer accounts for more than 1% of our revenues, and our top 100 customers accounted for approximately 11% and 9% of our revenues for the fiscal years ended January 31, 2021 and 2020, respectively.
Customers Spending Over $5,000 and $50,000
We focus on growing the number of customers spending over $5,000 and $50,000 on an annualized basis as a measure of our ability to scale within organizations. We define customers spending over $5,000 and $50,000 as those organizations on a paid subscription plan that contributed to $5,000 or more or $50,000 or more in annualized

GAAP revenues in a given quarter, respectively, inclusive of discounts. As customers realize the productivity benefits we provide, our platform often becomes critical to managing their work and achieving their objectives, which drives further adoption and expansion opportunities, and results in higher annualized contract values. We believe that our ability to increase the number of these customers is an important indicator of the components of our business, including: the continued acquisition of new customers, retaining and expanding our user base within existing customers, our continued investment in product development and functionality required by larger organizations, and the growth of our direct sales force.
As of January 31, 2021, we had 10,174 customers spending over $5,000 on an annualized basis contributing approximately 58% of revenues for the fiscal year then ended. As of January 31, 2020, we had 6,555 customers spending over $5,000 on an annualized basis contributing approximately 50% of revenue for the fiscal year then ended.
As of January 31, 2021 and 2020, we had 397 and 207 customers, respectively, spending over $50,000 on an annualized basis.
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
As of January 31, 2021 and 2020, our dollar-based net retention rate was over 115% and over 120%, respectively. Our dollar-based net retention rate has declined year over year as a result of the COVID-19 pandemic, which had a disproportionate impact on smaller businesses and industries that were particularly affected by the pandemic.
As of January 31, 2021 and 2020, our dollar-based net retention rate for customers spending over $5,000 with us on an annualized basis was 125% and over 125%, respectively. Our dollar-based net retention rate for customers spending over $50,000 with us on an annualized basis for the same periods was over 140%.
Impact of COVID-19
As a result of the COVID-19 pandemic, we temporarily closed our headquarters and other physical offices, required our employees and contractors to work remotely, and implemented travel restrictions, all of which represent a significant disruption in how we operate our business. The operations of our partners and customers have likewise been disrupted, with a disproportionate impact on smaller businesses that were particularly affected by the pandemic. This impact is most evident in the decline of our overall dollar-based net retention rate for the year ended January 31, 2021 over the same period last year, while our dollar-based net retention rates remained steady for customers who spent over $50,000. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions and the development of a vaccine, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the conditions caused by this pandemic could affect the rate of global IT spending and could adversely affect demand for our platform, lengthen our sales cycles, reduce the value or duration of subscriptions, negatively impact collections of accounts receivable, reduce expected spending from new customers, cause some of our paying customers to go out of business, limit the ability of our direct sales force to travel to customers and potential customers, and affect contraction or attrition rates of our customers, all of which could adversely affect our business, results of operations, and financial condition during future periods.
Non-GAAP Financial Measures
The following tables present certain non-GAAP financial measures for each period presented below. In addition to our results determined in accordance with GAAP, we believe these non-GAAP financial measures are useful in evaluating our operating performance. See below for a description of the non-GAAP financial measures and their limitations as an analytical tool.

	Year Ended January 31,
	2021	2020	2019
	(in thousands)
Non-GAAP loss from operations	$(123,184)	$(69,333)	$(43,466)
Non-GAAP net loss	$(123,289)	$(68,213)	$(42,381)
Free cash flow	$(75,958)	$(44,605)	$(33,587)
Non-GAAP Loss From Operations and Non-GAAP Net Loss
We define non-GAAP loss from operations as loss from operations plus stock-based compensation expense and the related employer payroll tax associated with RSUs as well as non-recurring costs, such as direct listing expenses. The amount of employer payroll tax-related items on employee stock transactions is dependent on our stock price and other factors that are beyond our control and that do not correlate to the operation of the business. When evaluating the performance of our business and making operating plans, we do not consider these items (for example, when considering the impact of equity award grants, we place a greater emphasis on overall stockholder dilution rather than the accounting charges associated with such grants). We believe it is useful to exclude these expenses in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies and over multiple periods.
We define non-GAAP net loss as net loss plus stock-based compensation expense and the related employer payroll tax associated with RSUs, amortization of discount and non-cash contractual interest expense related to our senior mandatory convertible promissory note, and non-recurring costs such as direct listing expenses.
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
The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.
Non-GAAP Loss From Operations

	Year Ended January 31,
	2021	2020	2019
	(in thousands)
Loss from operations	$(175,567)	$(119,631)	$(52,013)
Add:
Stock-based compensation and related employer payroll tax associated with RSUs	34,431	48,386	8,547
Direct listing expenses	17,952	1,912	—
Non-GAAP loss from operations	$(123,184)	$(69,333)	$(43,466)
Non-GAAP Net Loss

	Year Ended January 31,
	2021	2020	2019
	(in thousands)
Net loss	$(211,710)	$(118,589)	$(50,928)
Add:
Stock-based compensation and related employer payroll tax associated with RSUs	34,431	48,386	8,547
Amortization of discount on convertible notes	22,357	49	—
Interest expense on convertible notes	13,681	29	—
Direct listing expenses	17,952	1,912	—
Non-GAAP net loss	$(123,289)	$(68,213)	$(42,381)

Free Cash Flow

	Year Ended January 31,
	2021	2020	2019
	(in thousands)
Net cash provided by (used in) investing activities	$(158,937)	$12,655	$(44,662)
Net cash provided by financing activities	$201,005	$311,597	$55,293

Net cash used in operating activities	$(92,870)	$(40,136)	$(30,180)
Less:
Purchases of property and equipment	(57,344)	(6,878)	(2,850)
Capitalized internal-use software	(962)	(384)	(557)
Add:
Purchases of property and equipment for build-out of corporate headquarters	55,791	2,626	—
Direct listing expenses paid	19,427	167	—
Free cash flow	$(75,958)	$(44,605)	$(33,587)

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
In the fiscal years ended January 31, 2020 and 2019, our personnel-related expenses have been significantly impacted by stock-based compensation expense associated with tender offers.
In April 2018, our board of directors approved a plan for a private trust whose sole trustee and grantor is our co-founder, President, Chief Executive Officer, or CEO, and Chair to purchase shares of our Class A and Class B common stock from certain current and former employees. A total of approximately 1.5 million shares were tendered in the offer. The tender offer closed in May 2018, at which time we recorded $3.8 million in stock-based compensation expense related to the excess of the selling price per share paid to our employees and former employees over the fair value of each tendered share.
In October 2019, certain of our stockholders conducted a tender offer for shares of our outstanding Class A and Class B common stock and purchased an aggregate of 4,647,127 shares of our outstanding Class A and Class B common stock from certain other stockholders at a purchase price of $15.82 per share, for an aggregate purchase price of $73.5 million, resulting in stock-based compensation expense of $38.7 million for the excess of the selling price per share over the fair value of the tendered shares.

Research and Development
Research and development expenses consist primarily of personnel-related expenses. These expenses also include product design costs, third-party services and consulting expenses, software subscriptions and expensed computer equipment used in research and development activities, and allocated overhead costs. A substantial portion of our research and development efforts are focused on enhancing our software architecture and adding new features and functionality to our platform. We anticipate continuing to invest in innovation and technology development, and as a result, we expect research and development expenses to continue to increase in dollar amount but to decrease as a percentage of revenues over time.
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
We continue to make investments in our sales and marketing organization, and we expect sales and marketing expenses to remain our largest operating expense in dollar amount. We expect our sales and marketing expenses to continue to increase in dollar amount but to decrease as a percentage of revenues over time, although the percentage may fluctuate from quarter to quarter depending on the extent and timing of our marketing initiatives.
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
We have recognized and will continue to recognize certain expenses as part of our transition to a publicly traded company, consisting of professional fees and other expenses. In the quarters leading up to the listing of our Class A common stock on the NYSE, we incurred professional fees and expenses, and in the quarter of our listing we incurred fees paid to our financial advisors in addition to other professional fees and expenses related to such listing. We expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations of the NYSE and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC. In addition, as a public company, we expect to continue to incur additional costs associated with accounting, compliance, insurance, and investor relations. As a result, we expect our general and administrative expenses to continue to increase in dollar amount for the foreseeable future but to generally decrease as a percentage of our revenues over the longer term, although the percentage may fluctuate from period to period depending on the timing and amount of our general and administrative expenses.
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

	Year Ended January 31,
	2021	2020	2019
	(in thousands)
Revenues	$227,004	$142,606	$76,770
Cost of revenues (1)	28,741	19,881	13,832
Gross profit	198,263	122,725	62,938
Operating expenses:
Research and development (1)	121,139	89,675	42,585
Sales and marketing (1)	176,479	105,836	52,106
General and administrative (1)	76,212	46,845	20,260
Total operating expenses	373,830	242,356	114,951
Loss from operations	(175,567)	(119,631)	(52,013)
Interest income and other income (expense), net	1,568	1,365	1,113
Interest expense	(36,178)	(78)	—
Loss before provision for income taxes	(210,177)	(118,344)	(50,900)
Provision for income taxes	1,533	245	28
Net loss	$(211,710)	$(118,589)	$(50,928)
__________________
(1)Amounts include stock-based compensation expense as follows:

	Year Ended January 31,
	2021	2020	2019
	(in thousands)
Cost of revenues	305	103	37
Research and development	18,606	24,869	5,160
Sales and marketing	9,387	10,177	2,108
General and administrative	5,927	13,237	1,242
Total stock-based compensation expense	$34,225	$48,386	$8,547
Stock-based compensation expense for fiscal 2020 and fiscal 2019 includes $38.7 million and $3.8 million, respectively, of compensation expense related to tender offers described above and in Note 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The following table sets forth the components of our statements of operations data, for each of the periods presented, as a percentage of revenues.

	Year Ended January 31,
	2021	2020	2019
	(percent of revenues)
Revenues	100%	100%	100%
Cost of revenues	13	14	18
Gross margin	87	86	82
Operating expenses:
Research and development	53	63	55
Sales and marketing	78	74	68
General and administrative	34	33	26
Total operating expenses	165	170	150
Loss from operations	(77)	(84)	(68)
Interest income and other income (expense), net	1	1	1
Interest expense	(16)	*	—
Loss before provision for income taxes	(93)	(83)	(66)
Provision for income taxes	*	*	*
Net loss	(93)%	(83)%	(66)%
________________
* Less than 1%
Note: Certain figures may not sum due to rounding.
Comparison of the Fiscal Years Ended January 31, 2021 and 2020
Revenues

	Year Ended January 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Revenues	$227,004	$142,606	$84,398	59%
Revenues increased $84.4 million, or 59%, during fiscal 2021 compared to fiscal 2020. The increase in revenues was primarily due to the addition of new paying customers, a continued shift in our sales mix toward our higher priced subscription plans, such as Enterprise and Business plans, and revenues generated from our existing paying customers expanding their use of our solution as reflected by our dollar-based net retention rate of over 115% as of January 31, 2021.
Cost of Revenues and Gross Margin

	Year Ended January 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Cost of revenues	$28,741	$19,881	$8,860	45%
Gross margin	87%	86%
Cost of revenues increased $8.9 million, or 45%, during fiscal 2021 compared to fiscal 2020. The increase was primarily due to an increase of $2.8 million in personnel-related costs due to increased headcount, $2.3 million in third-party hosting costs as we increased capacity to support customer usage and growth of our customer base,

$1.8 million in credit card processing fees and $1.3 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure.
Operating Expenses

	Year Ended January 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Research and development	$121,139	$89,675	$31,464	35%
Sales and marketing	176,479	105,836	70,643	67
General and administrative	76,212	46,845	29,367	63
Total operating expenses	$373,830	$242,356	$131,474	54%
Research and Development
Research and development expenses increased $31.5 million, or 35%, during fiscal 2021 compared to fiscal 2020. The increase was primarily due to an increase of $40.8 million in personnel-related expenses driven by higher headcount, an increase of $7.8 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure, partially offset by a decrease of $19.3 million in stock-based compensation expense related to a tender offer in October 2019.
Sales and Marketing
Sales and marketing expenses increased $70.6 million, or 67%, during fiscal 2021 compared to fiscal 2020. The increase was primarily due to an increase of $36.2 million in personnel-related expenses as a result of higher headcount, an increase of $27.4 million in third-party advertising expenses for our marketing programs, an increase of $9.0 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure, and an increase of $3.4 million in fees to marketing vendors, partially offset by a decrease of $7.7 million in stock-based compensation expense related to a tender offer in October 2019.
General and Administrative
General and administrative expenses increased $29.4 million, or 63%, during fiscal 2021 compared to fiscal 2020. The increase was primarily due to an increase of $18.1 million in fees for professional services associated with preparing to be a public company, including direct listing expenses, an increase of $15.2 million in personnel-related expenses driven by higher headcount to support our continued growth, an increase of $3.7 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure, an increase of $2.1 million related to increased premiums for director and officer insurance incurred as a result of becoming a public company, partially offset by a decrease of $11.4 million in stock-based compensation expense related to a tender offer in October 2019.
Interest Income, Interest Expense, and Other Income (Expense), Net

	Year Ended January 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Interest income and other income (expense), net	$1,568	$1,365	$203	15%
Interest expense	(36,178)	(78)	$(36,100)	46,282%
Interest expense increased $36.1 million during fiscal 2021 compared to fiscal 2020 primarily due to the issuance of the senior mandatory convertible promissory notes to a trust affiliated with our CEO in January 2020 and June 2020. Other income (expense), net increased $0.2 million during fiscal 2021 compared to fiscal 2020 due primarily to an increase in gains on foreign currency transactions.

Comparison of the Fiscal Years Ended January, 31, 2020 and 2019
Revenues

	Year Ended January 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Revenues	$142,606	$76,770	$65,836	86%
Revenues increased $65.8 million, or 86%, for fiscal 2020 compared to fiscal 2019. The increase in revenues was primarily due to a shift in our sales mix toward our higher priced subscription plans, such as Enterprise and Business plans, the addition of new paying customers, and revenues generated from our existing paying customers as reflected by our dollar-based net retention rate of over 120% as of January 31, 2020.
Cost of Revenues and Gross Margin

	Year Ended January 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Cost of revenues	$19,881	$13,832	$6,049	44%
Gross margin	86%	82%
Cost of revenues increased $6.0 million, or 44%, for fiscal 2020 compared to fiscal 2019. The increase was primarily due to an increase of $3.6 million in third-party hosting costs as we increased capacity to support customer usage and growth of our customer base, $1.6 million in personnel-related costs due to increased headcount, and $1.5 million in credit card processing fees, partially offset by a $0.7 million decrease in amortization of capitalized internal-use software costs.
Our gross margin increased for fiscal 2020 compared to fiscal 2019 as we increased our revenues and more efficiently managed third-party hosting costs, realized benefits due to economies of scale resulting from increased efficiency with our technology and infrastructure, and experienced a decrease in amortization of capitalized internal-use software costs.
Operating Expenses

	Year Ended January 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Research and development	$89,675	$42,585	$47,090	111%
Sales and marketing	105,836	52,106	53,730	103
General and administrative	46,845	20,260	26,585	131
Total operating expenses	$242,356	$114,951	$127,405	111%
Research and Development
Research and development expenses increased $47.1 million, or 111%, for fiscal 2020 compared to fiscal 2019. The increase was primarily due to an increase of $40.5 million in personnel-related expenses driven by higher headcount and $16.6 million in higher tender offer-related stock-based compensation expense, an increase of $3.9 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure, and an increase of $1.5 million related to software subscriptions and expensed computer equipment used in research and development activities.

Sales and Marketing
Sales and marketing expenses increased $53.7 million, or 103%, for fiscal 2020 compared to fiscal 2019. The increase was primarily due to an increase of $26.1 million in personnel-related expenses as a result of higher headcount and sales commissions for our sales personnel and $7.0 million in higher tender offer-related stock-based compensation expense, an increase of $13.7 million in advertising expenses for our marketing programs, an increase of $7.2 million in fees to marketing vendors, and an increase of $3.6 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure.
General and Administrative
General and administrative expenses increased $26.6 million, or 131%, for fiscal 2020 compared to fiscal 2019. The increase was primarily due to an increase of $17.6 million in personnel-related expenses driven by higher headcount to support our continued growth and $11.2 million in higher tender offer-related stock-based compensation expense, an increase of $2.8 million in fees for professional services associated with preparing to be a public company, including direct listing expenses, an increase of $1.6 million in fees paid to external consultants, and an increase of $1.3 million in software subscriptions and expensed computer equipment to support the growth of our business and related infrastructure.
Interest Income, Interest Expense, and Other Income (Expense), Net

	Year Ended January 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Interest income and other income (expense), net	$1,365	$1,113	$252	23%
Interest expense	(78)	—	(78)	100
Interest income and other income (expense), net increased $0.3 million, or 23%, for fiscal 2020 compared to fiscal 2019 primarily due to increased income from our investments in marketable securities as a result of our higher investment balances in fiscal 2020 compared to fiscal 2019. Interest expense increased $0.1 million for fiscal 2020 compared to fiscal 2019 due to the issuance of the senior mandatory convertible promissory note to a trust affiliated with our CEO.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock and common stock, the issuance of senior mandatory convertible promissory notes in January and June 2020 to a trust affiliated with our CEO, and cash generated from the sale of subscriptions to our platform. We have generated losses from our operations as reflected in our accumulated deficit of $541.4 million as of January 31, 2021 and negative cash flows from operating activities for fiscal 2021, fiscal 2020, and fiscal 2019. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer usage and growth in our customer base, increased research and development expenses to support the growth of our business and related infrastructure, and increased general and administrative expenses to support being a publicly traded company.
As of January 31, 2021, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $386.3 million.
In April 2020, we entered into a five-year $40.0 million term loan agreement with Silicon Valley Bank. The agreement provides for a senior secured term loan facility, in an aggregate principal amount of up to $40.0 million, to be used for the construction of our new corporate headquarters. Interest will accrue on any outstanding balance at a floating rate per annum equal to the prime rate (as publicly announced from time to time by the Wall Street Journal) plus an applicable margin equal to either (a) 0% if our unrestricted cash at the lender is equal to or less than $80.0 million, or (b) (0.5)% if our unrestricted cash at the lender is between $80.0 million and $100.0 million, or (c)

(1.0)% if our unrestricted cash balance at the lender is equal to or greater than $100.0 million. Interest shall be payable monthly. As of January 31, 2021, $31.0 million was drawn and outstanding under this term loan.
A substantial source of our cash provided by operating activities is our deferred revenue, which is included on our consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenues over the term of the subscription agreement. As of January 31, 2021 and January 31, 2020, we had $105.9 million and $64.1 million, respectively, of deferred revenue of which $103.9 million and $62.7 million, respectively, were recorded as a current liability. This deferred revenue will be recognized as revenues when all of the revenue recognition criteria are met.
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
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Year Ended January 31,
	2021	2020	2019
	(in thousands)
Net cash used in operating activities	$(92,870)	$(40,136)	$(30,180)
Net cash provided by (used in) investing activities	(158,937)	12,655	(44,662)
Net cash provided by financing activities	201,005	311,597	55,293
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
Net cash used in operating activities of $92.9 million for fiscal 2021 reflects our net loss of $211.7 million, adjusted by non-cash items such as stock-based compensation expense of $34.2 million, amortization of discount on convertible notes and term loan issuance costs of $22.4 million, non-cash lease expense of $16.4 million, non-cash interest expense of $13.7 million, amortization of deferred contract acquisition costs of $4.1 million, depreciation and amortization of $3.5 million, provision for doubtful accounts of $0.9 million, and net cash inflows of $23.3 million from changes in our operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities primarily consisted of a $41.8 million increase in deferred revenue resulting from increased billings for subscriptions, a $17.9 million increase in accrued liabilities and other liabilities primarily from an increase in accrued advertising, and a $7.3 million increase in operating lease liabilities. These amounts were partially offset by a $20.5 million increase in accounts receivable due to higher customer billings, a $17.2 million increase in prepaid expenses and other current assets related to an increase in deferred contract acquisition costs, a $3.4 million increase in other assets, and a $2.9 million decrease in accounts payable not related to the purchases of property and equipment.
Net cash used in operating activities of $40.1 million for fiscal 2020 reflects our net loss of $118.6 million, adjusted by non-cash items such as stock-based compensation expense of $48.4 million, non-cash lease expense of $8.2 million, depreciation and amortization of $2.2 million, amortization of deferred contract acquisition costs of $1.6 million, and net accretion of discount on marketable securities of $1.0 million, and net cash inflows of $18.2 million from changes in our operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities primarily consisted of a $32.2 million increase in deferred revenue, resulting from increased billings for subscriptions, and an $8.3 million increase in accrued expenses and other current liabilities, resulting primarily from increases in accrued professional services, marketing, accrued payroll, and benefits, and a $3.5 million increase in accounts payable. These amounts were partially offset by an $8.7 million increase in prepaid expenses and other current assets related to an increase in prepayments made in advance for future services and an increase in deferred contract acquisition costs, a $7.7 million increase in accounts receivable due to higher customer billings, and a $7.6 million decrease in operating lease liabilities.
Net cash used in operating activities of $30.2 million for fiscal 2019 reflects our net loss of $50.9 million, offset by non-cash items such as stock-based compensation expense of $8.5 million and depreciation and amortization of $4.2 million, and net cash inflows of $8.3 million from changes in our operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities primarily consisted of a $15.1 million increase in deferred revenue, resulting from increased billings for subscriptions, and a $4.0 million increase in accrued expenses and other current liabilities, resulting primarily from increases in accrued payroll related to commissions and bonuses. These amounts were partially offset by a $4.5 million increase in prepaid expenses and other current assets related to prepayments made in advance for future services, a $3.7 million increase in other assets related to deferred contract acquisition costs resulting from the adoption of Accounting Standards Codification Topic 606, Revenue From Contracts With Customers, or ASC 606, and a $3.4 million increase in accounts receivable due to higher customer billings.
Investing Activities
Net cash used in investing activities of $158.9 million for fiscal 2021 consisted of $191.6 million in purchases marketable securities, $57.3 million in purchases of property and equipment from an increase in construction in progress and $1.0 million in capitalized internal-use software costs, partially offset by $53.8 million in maturities of marketable securities and $37.1 million in sales of marketable securities.
Net cash provided by investing activities of $12.7 million for fiscal 2020 consisted of $19.9 million in net purchases, sales, and maturities of marketable securities, partially offset by $6.9 million in purchases of property and equipment from an increase in construction in progress and leasehold improvements, and $0.4 million in capitalized internal-use software costs.
Net cash used in investing activities of $44.7 million for fiscal 2019 consisted of $41.3 million in net purchases and maturities of marketable securities, $2.9 million in purchases of property and equipment from an increase in leasehold improvements and furniture and fixtures associated with supporting higher headcount, and $0.6 million in capitalized internal-use software costs.
Financing Activities
Net cash provided by financing activities of $201.0 million for fiscal 2021 consisted of $150.0 million of proceeds from the issuance of a senior mandatory convertible promissory note in June 2020 to a trust affiliated with our CEO, $30.9 million in net proceeds from our term loan, and $20.5 million in proceeds from the exercise of stock options, partially offset by $0.4 million in taxes paid related to the net share settlement of equity awards.
Net cash provided by financing activities of $311.6 million for fiscal 2020 consisted of $300.0 million of proceeds from the issuance of a senior mandatory convertible promissory note in January 2020 to a trust affiliated with our CEO and $11.7 million in proceeds from the exercise of stock options, partially offset by $0.1 million in repurchases of common stock.
Net cash provided by financing activities of $55.3 million for fiscal 2019 consisted of $51.0 million in net proceeds from the sale and issuance of Series E preferred stock and $4.3 million in proceeds from the exercise of stock options.
Contractual Obligations and Commitments
The contractual commitment amounts in the table below are associated with agreements that are enforceable and legally binding. Purchase orders issued in the ordinary course of business are not included in the table below, as our purchase orders represent authorizations to purchase rather than binding agreements.

The following table summarizes our contractual obligations as of January 31, 2021:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 years	3 - 5 years	More than 5 Years
	(in thousands)
Operating lease commitments(1)	$376,316	$10,174	57,038	$56,347	$252,757
Purchase commitments(2)(3)	135,791	50,291	61,500	24,000	—
Total contractual obligations	$512,107	$60,465	$118,538	$80,347	$252,757
________________
(1)Consists of future non-cancelable minimum rental payments under operating leases for our offices.
(2)In January 2021, we entered into a 60-month contract with Amazon Web Services for hosting-related services. Pursuant to the terms of the contract, we are required to spend a minimum of $103.5 million over the term of the agreement, including $18.0 million within the first year. As of January 31, 2021, we had $103.5 million remaining on the commitment.
(3)During the year ended January 31, 2021, we entered into multiple agreements with a construction company related to the build-out of our new corporate headquarters (see Note 9 to our consolidated financial statements). The cumulative contract value is $71.1 million, and as of January 31, 2021, $32.3 million remains unpaid under these agreements, of which $9.5 million has been recorded on our consolidated balance sheets within accounts payable or accrued expenses and other liabilities.

In February 2019, we entered into a new lease agreement for office space in San Francisco, which commenced in May 2020 and expires in October 2033. As part of the agreement, we were required to issue a $17.0 million letter of credit upon access to the office space, which occurred in the year ended January 31, 2021. We participated in the construction of the office space and have incurred construction costs to prepare the office space for our use, which will be partially reimbursed by the landlord. During the year ended January 31, 2021, all three phases of this lease commenced, and as a result, we recognized total ROU assets of $175.5 million, with corresponding operating lease liabilities of $173.4 million, on the consolidated balance sheet as of the respective commencement dates of the three phases. We expect to incur a total of approximately $404.1 million of future minimum payments and capital commitments, net of tenant improvement receivables as of January 31, 2021, inclusive of $363.7 million of net lease payments and the remaining capital commitments related to the build-out of the Company’s new corporate headquarters referenced above. Our CEO acts as a personal guarantor to the lease for the full rent payments over the entire term of the lease should we default on our obligations.
Additionally, in April 2020, we amended the lease arrangement to include a fee for access to additional shared space, for which future payments total $3.9 million.
For further information on our commitments and contingencies, refer to Note 8 in the condensed consolidated financial statements contained within this Annual Report on Form 10-K.
In January and June 2020, we issued two unsecured senior mandatory convertible promissory notes for an aggregate principal amount of $450.0 million, or the 2020 Notes, to a trust affiliated with our CEO. The 2020 Notes are senior, unsecured obligations of the Company. The 2020 Notes bear interest at a fixed rate of 3.5% per annum that will be compounded annually and payable in-kind, resulting in an aggregate $534.5 million being due upon settlement. The 2020 Notes consist of a note that matures on January 30, 2025 and a note that matures on June 26, 2025. The 2020 Notes mature, and would be converted into shares of our Class B common stock, on the applicable maturity date, unless earlier converted into shares of our Class B common stock or redeemed in connection with our bankruptcy, insolvency, or other similar events. The holder of the 2020 Notes is not entitled to convert the 2020 Notes at any time. The 2020 Notes are only convertible into shares of our Class B common stock at our option under certain scenarios, as discussed in Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Off-Balance Sheet Arrangements
For all periods presented, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
The critical accounting estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are described below.
Revenue Recognition
We derive our revenues from monthly and annual subscription fees earned from paying customers accessing the platform. Our policy is to exclude sales and other indirect taxes when measuring the transaction price of our subscription agreements. We account for revenue contracts with customers by applying the requirements of ASC 606, which includes the following steps:
•identification of the contract, or contracts, with the customer;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of the revenues when, or as, we satisfy a performance obligation.
Our subscription agreements generally have monthly or annual contractual terms. We recognize revenues ratably over the related contractual term beginning on the date that the platform is made available to a customer, as the customer receives and consumes the benefits of the platform throughout the contractual period. Access to the platform represents a series of distinct services that comprise a single performance obligation that is satisfied over time. Our contracts are generally non-cancelable and do not provide for refunds to paying customers in the event of cancellations.
Deferred Contract Acquisition Costs
Deferred contract acquisition costs represent gross deferred contract acquisition costs less accumulated amortization. Sales commissions earned by our sales force and bonuses earned by executives, as well as related payroll taxes, are considered to be incremental and recoverable costs of obtaining a contract with a customer. As a result, these amounts have been capitalized as deferred contract acquisition costs within prepaid and other current assets and other assets on the consolidated balance sheets.
We amortize deferred contract acquisition costs over a period of benefit of three years. We estimated the period of benefit by considering factors such as historical customer attrition rates, the useful life of our technology, and the impact of competition in the software-as-a-service industry.
Stock-Based Compensation Expense
We record stock-based compensation expense for all stock-based awards made to employees, non-employees, and directors based on estimated fair values recognized over the requisite service period. We estimate the fair value of options granted to employees for purposes of calculating stock-based compensation expense on the grant date using the Black-Scholes pricing model. The Black-Scholes pricing model requires us to make assumptions and judgments about the inputs used in the calculation, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the volatility of our common stock, risk-free interest rate, and expected dividend yield. The expected term represents the period that we expect our stock-based awards to be outstanding. We determine the expected term assumptions based on the vesting terms, exercise terms, and contractual lives of the options. The volatility is based on an average of the historical volatilities of the common stock of comparable public companies with characteristics similar to ours. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. Our expected dividend yield input is zero as we have not historically paid, nor do we expect in the future to pay, cash dividends.
We measure stock-based compensation expense related to our restricted stock units, or RSUs, based on the fair value of the underlying shares on the date of grant. RSUs are subject to time-based vesting, which generally occurs over a period of four years.
We recognize stock-based compensation expense over the requisite service period, which is generally the vesting period of the respective award. We use the straight-line method for expense attribution. We account for forfeitures as they occur.
The assumptions are based on the following for each of the years presented:
•Fair value of common stock— Prior to our direct listing, we estimated the fair value of common stock; see “Common Stock Valuations” below.
•Expected volatility—Expected volatility is a measure of the amount by which the stock price is expected to fluctuate. Since we do not have sufficient trading history of our common stock, we estimate the expected volatility of our stock options at the grant date by taking the average historical volatility of a group of comparable publicly traded companies over a period equal to the expected life of the options.
•Expected term—Expected term represents the period that our stock-based awards are expected to be outstanding. The expected term assumptions are determined based on the vesting terms, exercise terms, and contractual lives of the options.
•Risk-free rate—We use the U.S. Treasury yield for our risk-free interest rate that corresponds with the expected term.
•Dividend yield—We utilize a dividend yield of zero, as we do not currently issue dividends, nor do we expect to do so in the future.
Common Stock Valuations
Prior to our direct listing, the fair value of our common stock underlying our stock-based awards was historically determined by our board of directors, in accordance with the guidelines outlined in the American Institute of Certified Public Accountants, Valuation of Privately-Held-Company Equity Securities Issued as Compensation guide. Each fair value estimate was based on a variety of factors, which included the following:

•contemporaneous valuations performed by an unrelated third-party valuation firm;
•the prices, rights, preferences, and privileges of our preferred stock relative to those of our common stock;
•the lack of marketability of our common stock;
•our operating and financial performance;
•current business conditions and outlook;
•hiring of key personnel and the experience of our management;
•our history and the timing of the introduction of new applications and capabilities;
•our stage of development;
•the likelihood of achieving a liquidity event, such as an initial public offering or a merger or acquisition of our business given prevailing market conditions;
•the market performance of comparable publicly traded companies; and
•U.S. and global capital market conditions.
In valuing our common stock, our board of directors determined the equity value of our business using valuation methods they deemed appropriate under the circumstances applicable at the valuation date.
One method, the market approach, estimates value based on a comparison of our company to comparable public companies in a similar line of business. To determine our peer group of companies, we considered public enterprise cloud-based application providers and selected those that are similar to us in size, economic drivers, and operating characteristics. From the comparable companies, a representative market value multiple was determined, which was applied to our operating results to estimate the enterprise value of our company. When applicable, we also used the option pricing model to backsolve the value of the security from our most recent round of financing, which implies a total equity value as well as a per share common stock value.
For valuations prior to January 31, 2020, once the enterprise value was determined under the market approach, we used the option pricing model to allocate that value among the various classes of securities to arrive at the fair value of the common stock.
For valuations as of and subsequent to January 31, 2020 and before our direct listing, we used a hybrid method utilizing a combination of the option pricing model and the probability-weighted expected return method, or the PWERM, in estimating the fair value of our common stock. Using the PWERM, the value of our common stock is estimated based upon a probability-weighted analysis of varying values for our common stock assuming possible future events for our company, including a scenario assuming we become a publicly traded company and a scenario assuming we continue as a privately held company.
In addition, we also considered any secondary transactions involving our capital stock. In our evaluation of those transactions, we considered the facts and circumstances of each transaction to determine the extent to which they represented a fair value exchange. Factors considered include transaction volume, timing, whether the transactions occurred among willing and unrelated parties, and whether the transactions involved investors with access to our financial information.
For valuations after our direct listing, our board of directors determined the fair value of each share of underlying Class A common stock based on the closing price of our Class A common stock as reported on the date of grant.

Lease Obligations
We determine if an arrangement is a lease at inception by determining if the contract conveys the right to control the issue of an identified asset for a period of time in exchange for consideration and other facts and circumstances. Right-of-use (“ROU”) assets and lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, we consider only payments that are fixed and determinable at the time of commencement. As our leases do not provide an implicit rate, we use the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is a hypothetical rate based on our understanding of what its credit rating would be. The ROU assets also include any lease payments made prior to commencement and are recorded net of any lease incentives received. The lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. The lease agreements may contain variable costs such as common area maintenance, insurance, real estate taxes or other costs. Variable lease costs are expensed as incurred on the consolidated statements of operations. Our lease agreements generally do not contain any residual value guarantees, restrictions, or covenants.
We have lease agreements with lease and non-lease components. We have elected to combine lease and non-lease components as a single lease component for all classes of underlying assets. We have also elected to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of operations on a straight-line basis over the lease term.
Operating leases are included in operating lease ROU assets, operating lease liabilities, current, and operating lease liabilities, noncurrent on the consolidated balance sheets.
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding recent accounting pronouncements.
JOBS Act Accounting Election
We are an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of our business.
Interest Rate Risk
Our cash, cash equivalents, and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds and U.S. government securities. As of January 31, 2021 and January 31, 2020, we had cash and cash equivalents of $259.9 million and $306.0 million, respectively, and marketable securities of $145.5 million and $45.3 million, respectively. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. However, due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

In January and June 2020, we issued the 2020 Notes for an aggregate principal amount of $450 million to a trust affiliated with our CEO. The 2020 Notes bear interest at a fixed rate of 3.5% per annum that will be compounded annually and payable in-kind. As the 2020 Notes have a fixed annual interest rate, we have no financial exposure associated with changes in interest rates. However, the fair values of the 2020 Notes are subject to interest rate risk, market risk, and other factors, as the fair values of the 2020 Notes will fluctuate when there are changes to the interest rate or the price of our common stock. The interest and common stock value changes affect the fair values of the 2020 Notes, but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligation.
Foreign Currency Risk
The majority of our subscription agreements are denominated in U.S. dollars, with a small number of subscription agreements denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies, and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, Canadian Dollar, Australian Dollar, Japanese Yen, Icelandic Krona, and Singapore Dollar. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

Item 8. Financial Statements and Supplementary Data

ASANA, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Asana, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Asana, Inc. and its subsidiaries (the “Company”) as of January 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders’ deficit, and of cash flows for each of the three years in the period ended January 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2021 in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases as of February 1, 2019.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
March 30, 2021

We have served as the Company's auditor since 2011.

ASANA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	As of January 31,
	2021	2020

Assets
Current assets
Cash and cash equivalents	$259,878	$306,020
Marketable securities	126,396	45,288
Accounts receivable, net	32,194	12,659
Prepaid expenses and other current assets	27,295	16,667
Total current assets	445,763	380,634
Property and equipment, net	74,436	10,100
Restricted cash, noncurrent	—	4,657
Operating lease right-of-use assets	182,924	20,818
Investments, noncurrent	19,125	—
Other assets	8,871	5,483
Total assets	$731,119	$421,692
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Deficit
Current liabilities
Accounts payable	$9,599	$7,549
Accrued expenses and other current liabilities	41,616	18,241
Deferred revenue	103,875	62,725
Operating lease liabilities, current	8,386	11,613
Total current liabilities	163,476	100,128

Term loan, net	29,508	—
Convertible notes, net—related party	351,161	203,097
Operating lease liabilities, noncurrent	196,802	10,472
Other liabilities	2,961	2,729
Total liabilities	743,908	316,426
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock, $0.00001 par value; 0 and 151,101 shares authorized as of January 31, 2021 and January 31, 2020, respectively; 0 and 73,577 shares issued and outstanding as of January 31, 2021 and January 31, 2020, respectively; liquidation preference of $250,999 as of January 31, 2020	—	250,581
Stockholders' (deficit) equity
Common stock, $0.00001 par value; 1,500,000 and 540,000 shares authorized as of January 31, 2021 and January 31, 2020, respectively; 161,480 and 76,688 shares issued and outstanding as of January 31, 2021 and January 31, 2020, respectively;	2	1
Additional paid-in capital	528,616	184,522
Accumulated other comprehensive income (loss)	39	(102)
Accumulated deficit	(541,446)	(329,736)
Total stockholders’ deficit	(12,789)	(145,315)
Total liabilities, redeemable convertible preferred stock, and stockholders’ deficit	$731,119	$421,692
See accompanying Notes to Consolidated Financial Statements.

ASANA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended January 31,
	2021	2020	2019

Revenues	$227,004	$142,606	$76,770
Cost of revenues	28,741	19,881	13,832
Gross profit	198,263	122,725	62,938
Operating expenses:
Research and development	121,139	89,675	42,585
Sales and marketing	176,479	105,836	52,106
General and administrative	76,212	46,845	20,260
Total operating expenses	373,830	242,356	114,951
Loss from operations	(175,567)	(119,631)	(52,013)
Interest income and other income (expense), net	1,568	1,365	1,113
Interest expense	(36,178)	(78)	—
Loss before provision for income taxes	(210,177)	(118,344)	(50,900)
Provision for income taxes	$1,533	245	28
Net loss	$(211,710)	$(118,589)	$(50,928)
Net loss per share:
Basic and diluted	$(1.99)	$(1.69)	$(0.78)
Weighted-average shares used in calculating net loss per share:
Basic and diluted	106,344	70,335	65,214
See accompanying Notes to Consolidated Financial Statements.

ASANA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended January 31,
	2021	2020	2019

Net loss	$(211,710)	$(118,589)	$(50,928)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	(4)	7	23
Change in foreign currency translation adjustments	145	(29)	(18)
Comprehensive loss	$(211,569)	$(118,611)	$(50,923)
See accompanying Notes to Consolidated Financial Statements.

ASANA, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances at February 1, 2018	67,317	$199,364	63,660	$1	$18,101	$(85)	$(160,219)	$(142,202)
Issuance of Series E redeemable convertible preferred stock, net of issuance costs	6,230	51,006	—	—	—	—	—	—
Issuance of common stock upon the exercise of options	—	—	4,607	—	2,930	—	—	2,930
Vesting of early exercised stock options	—	—	—	—	613	—	—	613
Repurchases of common stock	—	—	(11)	—	(14)	—	—	(14)
Stock-based compensation expense	—	—	—	—	8,585	—	—	8,585
Net unrealized gain on marketable securities	—	—	—	—	—	23	—	23
Foreign currency translation adjustments	—	—	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	—	—	(50,928)	(50,928)
Balances at January 31, 2019	73,547	250,370	68,256	1	30,215	(80)	(211,147)	(181,011)
Issuance of common stock upon the exercise of options	—	—	8,456	—	7,576	—	—	7,576
Issuance of redeemable convertible preferred stock upon net exercise of warrants	30	211	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	1,402	—	—	1,402
Repurchases of common stock	—	—	(24)	—	(77)	—	—	(77)
Stock-based compensation expense	—	—	—	—	48,425	—	—	48,425
Net unrealized gain on marketable securities	—	—	—	—	—	7	—	7
Deemed capital contribution on issuance of convertible note—related party	—	—	—	—	96,981	—	—	96,981
Foreign currency translation adjustments	—	—	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	—	—	(118,589)	(118,589)
Balances at January 31, 2020	73,577	$250,581	76,688	$1	$184,522	(102)	$(329,736)	$(145,315)

See accompanying Notes to Consolidated Financial Statements.

ASANA, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT- CONTINUED
(in thousands)

	Redeemable Convertible Preferred Stock			Common Stock		Additional Paid-In	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares		Amount	Shares	Amount
Balances at January 31, 2020	73,577		$250,581	76,688	$1	$184,522	(102)	$(329,736)	(145,315)
Issuance of common stock upon the exercise of options	—		—	11,012	$—	18,057	—	—	18,057
Vesting of early exercised stock options	—		—	—	$—	3,443	—	—	3,443
Repurchases of common stock	—		—	(17)	$—	—	—	—	—
Issuance of common stock upon the vesting and settlement of restricted stock units, net of shares withheld for taxes	—		—	220	$—	(378)	—	—	(378)
Conversion of redeemable convertible preferred stock to common stock in connection with direct listing	(73,577)	—	(250,581)	73,577	$1	250,580	—	—	250,581
Stock-based compensation expense	—		—	—	$—	34,419	—	—	34,419
Net unrealized loss on marketable securities	—		—	—	$—	—	(4)	—	(4)
Foreign currency translation adjustments	—		—	—	$—	—	145	—	145
Deemed capital contribution on issuance of convertible note—related party	—		—	—	$—	37,973	—	—	37,973
Net loss	—		—	—	$—	—	—	(211,710)	(211,710)
Balance at January 31, 2021	—		$—	161,480	$2	$528,616	$39	$(541,446)	$(12,789)
See accompanying Notes to Consolidated Financial Statements.

ASANA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended January 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(211,710)	$(118,589)	$(50,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	924	653	95
Depreciation and amortization	3,486	2,233	4,231
Gain on sale of property and equipment	(12)	—	—
Amortization of deferred contract acquisition costs	4,079	1,607	322
Stock-based compensation expense	34,225	48,386	8,547
Net accretion of discount of marketable securities	406	(1,016)	(820)
Change in fair value of redeemable convertible preferred stock warrant liability	—	117	35
Non-cash lease expense	16,389	8,228	—
Amortization of discount on convertible notes and term loan issuance costs	22,369	49	—
Non-cash interest expense	13,681	29	—
Changes in operating assets and liabilities:
Accounts receivable	(20,458)	(7,718)	(3,427)
Prepaid expenses and other current assets	(17,184)	(8,688)	(4,534)
Other assets	(3,390)	(1,791)	(3,690)
Accounts payable	(2,877)	3,472	362
Accrued expenses and other current liabilities	17,888	8,321	4,023
Deferred revenue	41,779	32,189	15,089
Operating lease liabilities	7,300	(7,618)	—
Other liabilities	235	—	515
Net cash used in operating activities	(92,870)	(40,136)	(30,180)
Cash flows from investing activities
Purchases of marketable securities	(191,576)	(77,759)	(103,205)
Sales of marketable securities	37,091	4,282	—
Maturities of marketable securities	53,842	93,394	61,950
Purchases of property and equipment	(57,344)	(6,878)	(2,850)
Sales of property and equipment	12	—	—
Capitalized internal-use software	(962)	(384)	(557)
Net cash provided by (used in) investing activities	(158,937)	12,655	(44,662)
Cash flows from financing activities
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	51,006
Proceeds from term loan, net of issuance costs	30,915	—	—
Proceeds from issuance of convertible notes — related party	150,000	300,000	—
Taxes paid related to net share settlement of equity awards	(378)	—	—
Repurchases of common stock	(33)	(77)	(14)
Proceeds from exercise of stock options	20,501	11,674	4,301
Net cash provided by financing activities	201,005	311,597	55,293
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	3	(19)	4
Net increase (decrease) in cash, cash equivalents, and restricted cash	(50,799)	284,097	(19,545)
See accompanying Notes to Consolidated Financial Statements.

ASANA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS- CONTINUED
(in thousands)

	Year Ended January 31,
	2021	2020	2019
Cash, cash equivalents, and restricted cash
Beginning of period	310,677	26,580	46,125
End of period	$259,878	$310,677	$26,580
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$259,878	$306,020	$23,778
Restricted cash	—	4,657	2,802
Total cash, cash equivalents, and restricted cash	$259,878	$310,677	$26,580

Supplemental cash flow data
Purchase of property and equipment in accounts payable and accrued liabilities	$10,094	$914	$24
Vesting of early exercised stock options	3,443	1,402	613
Conversion of redeemable convertible preferred stock warrant liability to redeemable convertible preferred stock as a result of warrant exercise	—	211	—
See accompanying Notes to Consolidated Financial Statements.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Note 2.    Basis of Presentation and Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the accounts of the Company’s wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated on consolidation.
Fiscal Year
The Company’s fiscal year ends on January 31. For example, references to fiscal 2021, 2020 and 2019 refer to the fiscal year ended January 31, 2021, January 31, 2020 and January 31, 2019, respectively.
Reclassification of Class A and Class B Common Stock
On March 23, 2020, the Company amended and restated its certificate of incorporation to effect a reclassification of the Company’s Class A common stock to Class B common stock, and vice versa. There were no changes to the rights, preferences, and privileges of each class of common stock at this time. All references to Class A common stock have been recast to Class B common stock, and all references to Class B common stock have been recast to Class A common stock, in these consolidated financial statements to give retrospective effect to the reclassification for all periods presented.
Direct Listing
On September 30, 2020, the Company completed a direct listing of its Class A common stock (the “Direct Listing”) on the NYSE. The Company incurred fees related to financial advisory service, audit, and legal expenses in connection with the Direct Listing and recorded general and administrative expenses of $18.0 million for the year ended January 31, 2021. Prior to the Direct Listing, all 73,577,455 outstanding shares of redeemable convertible preferred stock were converted into an equivalent number of shares of Class B common stock.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Estimates and assumptions reflected in the consolidated financial statements include, but are not limited to, revenue recognition, the useful lives and carrying values of long-lived assets, the fair value of the Convertible Notes (as defined below), the fair value of common stock, stock-based compensation expense, the period of benefit for deferred contract acquisition costs, and income taxes. Actual results could differ from those estimates.
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

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Revenue Recognition
The Company derives its revenues from monthly and annual subscription fees earned from customers accessing the platform. The Company’s policy is to exclude sales and other indirect taxes when measuring the transaction price of its subscription agreements. The Company accounts for revenue contracts with customers by applying the requirements of ASC 606, Revenue from Contracts with Customers, which includes the following steps:
•identification of the contract, or contracts, with the customer;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of the revenues when, or as, the Company satisfies a performance obligation.
The Company’s subscription agreements generally have monthly or annual contractual terms and are billed in advance. Revenues are recognized ratably over the related contractual term beginning on the date that the platform is made available to a customer. The Company recognizes revenues ratably because the customer receives and consumes the benefits of the platform throughout the contractual period. Access to the platform represents a series of distinct services that comprise a single performance obligation that is satisfied over time. The Company’s contracts are generally non-cancelable and do not provide for refunds to customers in the event of cancellations.
A majority of the Company’s contracts give a right to bill for additional usage, which is deemed variable consideration. The variable consideration is allocated as the services are completed. An estimate of variable consideration is included in the transaction price if it is probable that a significant reversal of cumulative revenue recognized will not occur.
Research and Development
Research and development expenses consist primarily of personnel-related expenses such as salaries and related benefits for the Company’s product development employees. Also included are non-personnel costs such as product design costs, third-party services and consulting expenses, depreciation expense related to equipment used in research and development activities, and allocation of the Company’s general overhead expenses.
Advertising Expenses
Advertising expenses are charged to sales and marketing expense in the consolidated statements of operations as incurred. Advertising expenses were $68.0 million, $39.0 million, and $19.9 million for the years ended January 31, 2021, 2020, and 2019, respectively.
Stock‑Based Compensation Expense
The Company records stock-based compensation expense for all stock-based awards, including stock options, purchase rights issued under the 2019 Employee Stock Purchase Plan (“ESPP”), and restricted stock units (“RSUs”),

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
made to employees, non-employees, and directors based on estimated fair values recognized over the requisite service period. The fair value of stock options granted and purchase rights issued under the ESPP for purposes of calculating stock-based compensation expense is estimated on the grant date using the Black-Scholes pricing model. The Black-Scholes pricing model requires the Company to make assumptions and judgments about the inputs used in the calculation, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, risk-free interest rate, and expected dividend yield. The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The expected term assumptions are determined based on the vesting terms, exercise terms, and contractual lives of the options. The volatility is based on an average of the historical volatilities of the common stock of comparable public companies with characteristics similar to those of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company’s expected dividend yield input is zero as it has not historically paid, nor does it expect in the future to pay, cash dividends on its common stock. Stock-based compensation expense for RSUs is measured based on the fair value of the underlying shares on the date of grant.
Stock-based compensation expense is recognized as expense over the requisite service period, which is generally the vesting period of the respective award. The Company uses the straight-line method for expense attribution. The Company accounts for forfeitures as they occur.
Foreign Currency Translation and Transactions
The functional currency of each of the Company’s wholly owned subsidiaries is the applicable local currency or the U.S. dollar. The translation of foreign currencies into U.S. dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the balance sheet date and for revenues and expense accounts using average foreign currency exchange rates during the period. Capital accounts are translated at historical foreign currency exchange rates. Translation gains and losses are included in stockholders’ deficit as a component of accumulated other comprehensive income (loss). Adjustments that arise from foreign currency exchange rate changes on transactions denominated in a currency other than the functional currency are included in other income (expense), net on the consolidated statements of operations and were not material for the years ended January 31, 2021, 2020, and 2019.
Segment Information
The Company’s chief operating decision-maker is its Chief Executive Officer (“CEO”), who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. The Company manages its operations and allocates resources as a single operating segment. For information regarding the Company’s revenues and long-lived assets by geographic area, see Note 15, “Geographic Information.”
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value.
Under various facilities operating lease agreements, the Company was required to maintain a restricted cash deposit as collateral. The Company had no restricted cash as of January 31, 2021 and $4.7 million of restricted cash for use as security deposits for standby letters of credit issued to landlords as of January 31, 2020.
Cash, cash equivalents, and restricted cash as reported in the Company’s consolidated statements of cash flows includes the aggregate amounts of cash, cash equivalents, and restricted cash as shown on the consolidated balance

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
sheets. Cash, cash equivalents, and restricted cash as reported in the Company’s consolidated statements of cash flows consist of the following (in thousands):

	As of January 31,
	2021	2020	2019
Cash and cash equivalents	$259,878	$306,020	$23,778
Restricted cash	—	4,657	2,802
Cash, cash equivalents, and restricted cash	$259,878	$310,677	$26,580
Marketable Securities and Investments
Marketable securities are partially comprised of U.S. government securities, commercial paper, and corporate bonds with an original contractual maturity or a remaining maturity at the time of purchase of greater than three months and no more than 37 months. Marketable securities with a remaining maturity at the time of purchase in excess of 12 months are presented as investments, non-current on the consolidated balance sheets. These marketable securities are classified as available-for-sale securities and are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ deficit. Interest receivable on these securities is presented in prepaid expenses and other current assets on the consolidated balance sheets. Realized gains and losses and other-than-temporary impairments, if any, on available-for-sale securities are recognized upon sale and are included in other income (expense), net in the consolidated statements of operations. The cost of securities sold is based on the specific identification method. Marketable securities are reviewed periodically to identify possible other-than-temporary impairments. No impairment loss has been recorded on the Company’s marketable securities during the years ended January 31, 2021, 2020, or 2019.
Accounts Receivable
Accounts receivable are stated at realizable value, net of allowance for doubtful accounts. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. The Company’s allowance for doubtful accounts was $0.6 million and $0.1 million as of January 31, 2021 and 2020, respectively.
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
A large portion of the Company’s customers authorize the Company to bill their credit card accounts through the Company’s third-party payment processing partners, presenting additional credit risk. For the years ended January 31, 2021, 2020, and 2019, there were no individual customers that accounted for 10% or more of the Company’s revenues. The Company had one customer that accounted for approximately 13% of accounts receivable at January 31, 2021. The Company had no customers that accounted for more than 10% of accounts receivable as of January 31, 2020.
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

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the Company utilizes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
Level 1    Observable inputs such as quoted prices in active markets.
Level 2    Inputs other than the quoted prices in active markets that are observable either directly or indirectly.
Level 3    Unobservable inputs in which there is little or no market data and that are significant to the fair value of the assets or liabilities.
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.
Lease Obligations
The Company determines if an arrangement is a lease at inception by determining if the contract conveys the right to control the issue of an identified asset for a period of time in exchange for consideration and other facts and circumstances. Right-of-use (“ROU”) assets and lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As the Company’s leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is a hypothetical rate based on the Company’s understanding of what its credit rating would be. The ROU assets also include any lease payments made prior to commencement and are recorded net of any lease incentives received. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The lease agreements may contain variable costs such as common area maintenance, insurance, real estate taxes or other costs. Variable lease costs are expensed as incurred on the consolidated statements of operations. The Company’s lease agreements generally do not contain any residual value guarantees, restrictions, or covenants.
The Company has lease agreements with lease and non-lease components. The Company elects to combine lease and non-lease components as a single lease component for all classes of underlying assets. The Company elects to not record leases with an initial term of 12 months on the balance sheet and the associated lease payments are recognized in the consolidated statements of operations on a straight-line basis over the lease term.
Operating leases are included in operating lease ROU assets, operating lease liabilities, current, and operating lease liabilities, noncurrent on the consolidated balance sheets.
Property and Equipment, Net
The Company records its property and equipment at cost. Depreciation is computed on the straight-line method over the estimated useful lives of two to three years. Leasehold improvements are amortized over the remaining period of the lease, or the estimated useful life of the improvement, whichever is shorter. Repair and maintenance expenditures, which are not considered improvements and do not extend the useful life of an asset, are expensed as incurred.

Asset Type	Life (Years)
Desktop and other computer equipment	2-3
Furniture and fixtures	3
Leasehold improvements	Shorter of lease term or estimated useful life
Capitalized internal-use software	3

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Capitalized Internal-Use Software
The Company capitalizes certain internal software development costs, consisting primarily of direct labor associated with creating the internally developed software. Capitalized costs are amortized using the straight-line method over the estimated useful life of the software once it is ready for its intended use. The Company believes the straight-line recognition method best approximates the manner in which the expected benefit will be derived.
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset groups may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses were recorded during the years ended January 31, 2021, 2020 and 2019.
Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires that deferred income taxes be provided for temporary differences between the tax basis of the Company’s assets and liabilities and their financial statement reported amounts. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating loss carryforwards and research and development credit carryforwards.
A valuation allowance is provided against deferred tax assets unless it is more likely than not that they will be realized. If there is significant negative evidence that the near-term realization of certain assets are deemed unlikely, the Company would record a valuation allowance against the deferred tax assets. The Company regularly assesses the continuing need for a valuation allowance against its deferred tax assets. Significant judgment is required to determine whether a valuation allowance continues to be necessary and the amount of such valuation allowance, if appropriate. The Company considers all available evidence, both positive and negative, to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the continued need for a valuation allowance, the Company considers, among other things, the nature, frequency, and severity of current and cumulative losses, forecasts of future profitability, and the duration of statutory carryforward periods.
The Company performs a comprehensive review of potential uncertain tax positions in each jurisdiction in which the Company operates. The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision that an entity takes or expects to take in a tax return.
The Company’s policy is to include penalties and interest related to income tax matters within the Company’s benefit from (provision for) income taxes.
Redeemable Convertible Preferred Stock Warrants
The Company had redeemable convertible preferred stock warrants exercisable for its Series B redeemable convertible preferred stock, which were classified as liabilities on the Company’s balance sheets. The redeemable convertible preferred stock warrants were subject to remeasurement at each balance sheet date, and any change in fair value was recognized as a component of other income (expense), net. In November 2019, all of the Company’s outstanding redeemable convertible preferred stock warrants were net exercised for 30,606 shares of Series B redeemable convertible preferred stock. See Note 11. “Stockholders’ Deficit” for further discussion.
Net Loss Per Share
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. All series of the Company’s redeemable convertible preferred stock and early exercised stock options are considered to be participating securities because all holders are

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
entitled to receive a non-cumulative dividend on a pari passu basis in the event that a dividend is paid on the common stock. The holders of the redeemable convertible preferred stock do not have a contractual obligation to share in the Company’s losses. As such, the Company’s net losses for the years ended January 31, 2021, 2020 and 2019 were not allocated to these participating securities.
The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock are identical, except with respect to voting. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis and the resulting net loss per share attributed to common stockholders will, therefore, be the same for both Class A and Class B common stock on an individual or combined basis.
Under the two-class method, basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.
Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of redeemable convertible preferred stock warrants, stock options, RSUs, and redeemable convertible preferred stock. As the Company has reported losses for all periods presented, all potentially dilutive securities are anti-dilutive, and accordingly, basic net loss per share equaled diluted net loss per share.
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in more timely recognition of credit losses. The Company expects to adopt ASU 2016-13 as of February 1, 2021 and is currently evaluating the impact of adoption.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. Under existing GAAP, there is diversity in practice in accounting for the costs of implementing cloud computing arrangements that are service contracts. The amendments in ASU No. 2018-15 amend the definition of a hosting arrangement and requires a customer in a hosting arrangement that is a service contract to capitalize certain costs as if the arrangement were an internal-use software project. The Company expects to adopt ASU 2018-15 as of February 1, 2021 and is currently evaluating the impact of adoption.
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
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The amendments in the updated guidance simplify the accounting for income taxes by removing certain exceptions and improving consistent application of other areas of the topic by clarifying the guidance. The Company has adopted this standard as of February 1, 2020. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements for the year ended January 31, 2021 or for any of the interim periods therein.
On February 1, 2019, the Company adopted Accounting Standards Update No. 2016-02, Leases (“Topic 842” or “ASC 842”) (ASU 2016-02) on a modified basis using the optional transition method, and accordingly, has not

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
restated comparative periods. Balances and related disclosures for fiscal 2019 continue to be presented in accordance with ASC 840, Leases. Results and disclosures for fiscal 2020 are presented under ASC 842.
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
Upon adoption, the Company recognized total ROU assets of $16.5 million, with corresponding operating lease liabilities of $18.3 million on the consolidated balance sheet. The ROU assets include adjustments for prepayments and accrued lease incentive liabilities. The adoption did not impact beginning accumulated deficit or the prior year consolidated statement of operations and statement of cash flows.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which amends disclosure requirements for fair value measurements by requiring new disclosures, modifying existing requirements, and eliminating others. On February 1, 2020, the Company adopted ASU 2018-13. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.
Note 3.    Revenue
Deferred Revenue and Remaining Performance Obligations
Total deferred revenue was $105.9 million and $64.1 million as of January 31, 2021 and January 31, 2020, respectively, of which $2.0 million and $1.4 million, respectively, is presented within other liabilities, as a noncurrent liability, in the consolidated balance sheets as of January 31, 2021 and January 31, 2020, respectively.
The Company recognized $62.7 million and $31.8 million of revenues during the years ended January 31, 2021 and 2020, respectively, that were included in the deferred revenue balance at the beginning of the respective period.
As of January 31, 2021, the Company's remaining performance obligations from subscription contracts were $122.3 million, of which the Company expects to recognize approximately 89% as revenue over the next 12 months and the remainder thereafter.
Deferred Contract Acquisition Costs
Deferred contract acquisition costs represent gross deferred contract acquisition costs less accumulated amortization. Sales commissions earned by the Company’s sales force, as well as related payroll taxes, are considered to be incremental and recoverable costs of obtaining a contract with a customer. As a result, these amounts have been capitalized as deferred contract acquisition costs within prepaid and other current assets and other assets on the consolidated balance sheets.
Deferred contract acquisition costs are amortized over a period of benefit of three years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in the software-as-a-service industry.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Year Ended January 31,
	2021	2020

Beginning balance	$6,107	$2,071
Capitalization of contract acquisition costs	10,065	5,643
Amortization of deferred contract acquisition costs	(4,079)	(1,607)
Ending balance	$12,093	$6,107

Deferred contract acquisition costs, current	$5,742	$2,692
Deferred contract acquisition costs, noncurrent	6,351	3,415
Total deferred contract acquisition costs	$12,093	$6,107
Note 4.    Fair Value Measurements
The following table summarizes, for assets and liabilities measured at fair value, the respective fair value and classification by level of input within the fair value hierarchy (in thousands):

	As of January 31, 2021
	Level 1	Level 2	Level 3	Total
Current Assets
Cash equivalents
Money market funds	$207,187	$—	$—	$207,187
Commercial paper	—	2,230	—	2,230
Certificates of deposit	—	1,050	—	1,050
Total cash equivalents	$207,187	$3,280	$—	$210,467
Marketable securities
Commercial paper	$—	$43,159	$—	$43,159
U.S. treasury bonds	40,245	—	—	40,245
Corporate bonds	—	40,286	—	40,286
Certificate of deposit	—	2,706	—	2,706
Total marketable securities	$40,245	$86,151	$—	$126,396

Non-current Assets
Corporate bonds	—	19,125	—	19,125
Total assets	$247,432	$108,556	$—	$355,988

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of January 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$610	$—	$—	$610
Total cash equivalents	$610	$—	$—	$610
Marketable securities
Commercial paper	$—	$16,452	$—	$16,452
U.S. treasury bonds	17,590	—	—	17,590
Corporate bonds	—	11,246	—	11,246
Total marketable securities	17,590	27,698	—	45,288
Total assets	$18,200	$27,698	$—	$45,898
There were no transfers of financial assets or liabilities into or out of Level 3 during the years ended January 31, 2021 and 2020.
The following table summarizes the change in the redeemable convertible preferred stock warrant liability (in thousands):

Amount
Balance as of January 31, 2019	$94
Adjustment resulting from change in fair value recognized in the consolidated statement of operations	117
Exercise of redeemable convertible preferred stock warrants	(211)
Balance as of January 31, 2020	$—
The following table summarizes the Company's investments in marketable securities on the consolidated balance sheets (in thousands):

	As of January 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current Assets
Commercial paper	$43,158	$2	$(1)	$43,159
U.S. treasury bonds	40,236	9	—	40,245
Corporate bonds	40,278	9	(1)	40,286
Certificates of deposit	2,705	1	—	2,706
Total marketable securities	$126,377	$21	$(2)	$126,396

Non-current Assets
Corporate bonds	19,120	8	(3)	19,125
Total assets	$145,497	$29	$(5)	$145,521

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of January 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$16,452	$—	$—	$16,452
U.S. treasury bonds	17,571	19	—	17,590
Corporate bonds	11,237	9	—	11,246
Total marketable securities	$45,260	$28	$—	$45,288
In January 2020 and June 2020, the Company issued convertible notes to a trust affiliated with the Company’s CEO. The fair values of the convertible notes at issuance on January 30, 2020 and June 26, 2020 were $203.0 million and $112.0 million, respectively. There were no significant changes in fair value between January 30, 2020 and January 31, 2020. At January 31, 2021, the fair value of the convertible notes issued in January 2020 and in June 2020 were $399.1 million and $202.7 million, respectively. The Company considers the fair values of the convertible notes to be Level 3 measurements as the fair value is estimated using significant unobservable inputs. The fair values of the convertible notes were measured using a binomial lattice model. Inputs used to determine the estimated fair values of the convertible notes include equity volatility of comparable companies, risk-free interest rate, and estimated fair value of the Company’s common stock. Certain unobservable inputs used in the fair value measurements of the convertible notes include assumptions related to future liquidity events. See Note 6, “Convertible Notes—Related Party,” for further discussion.
Note 5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	As of January 31,
	2021	2020

Desktop and other computer equipment	$2,229	$2,530
Furniture and fixtures	2,012	1,857
Leasehold improvements	13,686	12,047
Capitalized internal-use software	10,498	9,341
Construction in progress	68,409	3,871
Total gross property and equipment	96,834	29,646
Less: Accumulated depreciation and amortization	(22,398)	(19,546)
Total property and equipment, net	$74,436	$10,100
Depreciation and amortization expense for the years ended January 31, 2021, 2020, and 2019 was $3.5 million, $2.2 million, and $4.2 million, respectively.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The changes in the carrying value of capitalized internal-use software costs for the periods presented below are as follows (in thousands):

Amount
Balance as of February 1, 2019	$1,041
Capitalization of internal-use software costs	423
Amortization of internal-use software costs	(653)
Balance as of January 31, 2020	811
Capitalization of internal-use software costs	1,157
Amortization of internal-use software costs	(612)
Balance as of January 31, 2021	$1,356
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of January 31,
	2021	2020
Prepaid expenses	$16,696	$10,479
Deferred contract acquisition costs, current	5,742	2,692
Other current assets	4,857	3,496
Total prepaid expenses and other current assets	$27,295	$16,667
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,
	2021	2020
Accrued payroll liabilities	10,607	$3,479
Accrued taxes for fringe benefits	2,963	3,312
Accrued advertising expenses	7,020	1,627
Accrued property and equipment	4,715	484
Accrued consulting expenses	2,393	246
Other liabilities	13,918	9,093
Total accrued expenses and other current liabilities	$41,616	$18,241
Note 6.    Convertible Notes—Related Party
In January 2020 and June 2020, the Company issued convertible promissory notes (collectively, “Convertible Notes”), as discussed below.
January 2020 Note
In January 2020, the Company issued a 3.5% unsecured senior mandatory convertible promissory note due in 2025 (“January 2020 Convertible Note”) in a private placement to an entity affiliated with the Company’s CEO. The January 2020 Convertible Note with a principal amount of $300 million is a senior, unsecured obligation of the Company. The January 2020 Convertible Note does not contain any financial covenants or place any dividend restrictions on the Company. The January 2020 Convertible Note matures, and would be converted, on January 30, 2025 (“January 2020 Convertible Note Maturity Date”) unless earlier converted as discussed below or redeemed in

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
connection with the Company’s bankruptcy, insolvency, or other similar events. The January 2020 Convertible Note bears interest at a fixed rate of 3.5% per annum that will be compounded annually and payable in-kind, resulting in an aggregate $356.3 million being due on settlement (the “January 2020 Convertible Note Settlement Amount”).
The initial conversion rate is 31.6649 shares of the Company’s Class B common stock per $1,000 of the January 2020 Convertible Note Settlement Amount, which equates to a conversion price of $31.58 of the January 2020 Convertible Note Settlement Amount per share. The initial conversion rate is subject to standard anti-dilution adjustments. The holder of the January 2020 Convertible Note is not entitled to convert the January 2020 Convertible Note at any time. The January 2020 Convertible Note is convertible at the option of the Company at any time until the close of business on the second scheduled trading day prior to the January 2020 Convertible Note Maturity Date during any calendar quarter beginning after the date of a public listing of the Company’s Class A common stock on any national securities exchange under the following circumstances:
•if the closing price of the Company’s Class A common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter equals or exceeds the conversion price (initially $31.58); or
•upon the occurrence of specified corporate events as described in the January 2020 Convertible Note.
If the January 2020 Convertible Note is outstanding as of the January 2020 Convertible Note Maturity Date, it will automatically convert into an number of shares of Class A common stock of the Company at a conversion rate equal to the greater of (i) the initial conversion rate per $1,000 of the January 2020 Convertible Note Settlement Amount, subject to standard anti-dilution adjustments, and (ii) the lesser of (a) $1,000 divided by the volume-weighted average price of the Company’s Class A common stock for the 20 trading days ending on the last trading day immediately preceding the January 2020 Convertible Note Maturity Date and (b) 50.6638 shares per each $1,000 of the January 2020 Convertible Note Settlement Amount, subject to standard anti-dilution adjustments. In the event that a public listing of the Company’s common stock has not occurred by the close of business on the second day prior to the January 2020 Convertible Note Maturity Date, the January 2020 Convertible Note shall convert into shares of the capital stock of the Company’s most recent equity financing, at the lesser of (i) 50.6638 shares per each $1,000 of the January 2020 Convertible Note Settlement Amount, subject to standard anti-dilution adjustments, and (ii) $1,000 divided by the price per share at which such capital stock was sold in the most recent equity financing per each $1,000 of the January 2020 Convertible Note Settlement Amount of the January 2020 Convertible Note.
The January 2020 Convertible Note was initially measured and recorded at fair value based on a binomial lattice model, including assumptions associated with the probability of future liquidity events. The excess $97.0 million of the proceeds received from the issuance of the January 2020 Convertible Note over the fair value of the January 2020 Convertible Note was recorded as a capital contribution in additional paid-in capital. The difference between the par value of the January 2020 Convertible Note and the carrying amount represents the debt discount that is amortized to interest expense at an effective interest rate over the term of the January 2020 Convertible Note. Debt issuance costs for the January 2020 Convertible Note were not material.
June 2020 Note
In June 2020, the Company issued a 3.5% unsecured senior mandatory convertible promissory note due in 2025 (“June 2020 Convertible Note”) in a private placement to an entity affiliated with the Company’s CEO. The June 2020 Convertible Note with a principal amount of $150 million is a senior, unsecured obligation of the Company. The June 2020 Convertible Note does not contain any financial covenants or place any dividend restrictions on the Company. The June 2020 Convertible Note matures, and would be converted, on June 26, 2025 (“June 2020 Convertible Note Maturity Date”) unless earlier converted as discussed below or redeemed in connection with the Company’s bankruptcy, insolvency, or other similar events. The June 2020 Convertible Note bears interest at a fixed rate of 3.5% per annum that will be compounded annually and payable in-kind, resulting in an aggregate $178.2 million being due on settlement (the “June 2020 Convertible Note Settlement Amount”).
The initial conversion rate is 32.1658 shares of the Company’s Class B common stock per $1,000 of the June 2020 Convertible Note Settlement Amount, which equates to a conversion price of $31.09 of the June 2020

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Convertible Note Settlement Amount per share. The initial conversion rate is subject to standard anti-dilution adjustments. The holder of the June 2020 Convertible Note is not entitled to convert the June 2020 Convertible Note at any time. The June 2020 Convertible Note is convertible at the option of the Company at any time until the close of business on the second scheduled trading day prior to the June 2020 Convertible Note Maturity Date during any calendar quarter beginning after the date of a public listing of the Company’s Class A common stock on any national securities exchange under the following circumstances:
•if the closing price of the Company’s Class A common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter equals or exceeds the conversion price (initially $31.09); or
•upon the occurrence of specified corporate events as described in the June 2020 Convertible Note.
If the June 2020 Convertible Note is outstanding as of the June 2020 Convertible Note Maturity Date, it will automatically convert into an number of shares of Class A common stock of the Company at a conversion rate equal to the greater of (i) the initial conversion rate per $1,000 of the June 2020 Convertible Note Settlement Amount, subject to standard anti-dilution adjustments, and (ii) the lesser of (a) $1,000 divided by the volume-weighted average price of the Company’s Class A common stock for the 20 trading days ending on the last trading day immediately preceding the June 2020 Convertible Note Maturity Date and (b) 51.4653 shares per each $1,000 of the June 2020 Convertible Note Settlement Amount, subject to standard anti-dilution adjustments. In the event that a public listing of the Company’s common stock has not occurred by the close of business on the second day prior to the June 2020 Convertible Note Maturity Date, the June 2020 Convertible Note shall convert into shares of the capital stock of the Company’s most recent equity financing, at the lesser of (i) 51.4653 shares per each $1,000 of the June 2020 Convertible Note Settlement Amount, subject to standard anti-dilution adjustments, and (ii) $1,000 divided by the price per share at which such capital stock was sold in the most recent equity financing per each $1,000 of the June 2020 Convertible Note Settlement Amount of the June 2020 Convertible Note.
The June 2020 Convertible Note was initially measured and recorded at fair value based on a binomial lattice model, including assumptions associated with the probability of future liquidity events. The excess $38.0 million of the proceeds received from the issuance of the June 2020 Convertible Note over the fair value of the June 2020 Convertible Note was recorded as a capital contribution in additional paid-in capital. The difference between the par value of the June 2020 Convertible Note and the carrying amount represents the debt discount that is amortized to interest expense at an effective interest rate over the term of the June 2020 Convertible Note. Debt issuance costs for the June 2020 Convertible Note were not material.
The net carrying amount of the Convertible Notes was as follows (in thousands):

	As of January 31, 2021	As of January 31, 2020
Principal	450,000	$300,000
Unamortized discount	(112,548)	(96,932)
Accrued interest expense	13,709	29
Net carrying amount	$351,161	$203,097

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
__________________
1 Subject to customary anti-dilution and other adjustments.

Interest expense related to the Convertible Notes was as follows (in thousands):

	Year Ended January 31,
	2021	2020	2019
Amortization of debt discount	$22,357	$49	$—
Contractual interest expense	13,681	29	—
Total interest expense	$36,038	$78	$—
Note 7. Debt
In April 2020, the Company entered into a five-year $40.0 million term loan agreement with Silicon Valley Bank. The agreement provides for a senior secured term loan facility, in an aggregate principal amount of up to $40.0 million to be used for the construction of the Company’s new corporate headquarters. Interest will accrue on any outstanding balance at a floating rate per annum equal to the prime rate (per the Wall Street Journal) plus an applicable margin equal to either (a) 0% if the Company’s unrestricted cash at the lender is equal to or less than $80.0 million, or (b) (0.5)% if the Company’s unrestricted cash at the lender is between $80.0 million and $100.0 million, or (c) (1.0)% if the Company’s unrestricted cash balance at the lender is equal to or greater than $100.0 million. Interest shall be payable monthly.
The Credit Agreement contains certain customary affirmative and negative covenants, including maintaining Remaining Month Liquidity (“RML”) of at least six at all times, with an unrestricted cash bank of $60 million. RML is defined as the ratio of (i) unrestricted cash at Silicon Valley Bank, plus (ii) the aggregate amount of unrestricted cash held by the Company in deposit accounts in which Silicon Valley Bank obtains control, divided by (iii) the average monthly burn on a trailing six-month basis. Other negative covenants include a limit on the Company's ability to incur additional indebtedness, dispose of assets, engage in certain merger or acquisition transactions, pay dividends or make distributions, and certain other restrictions on the Company's activities each defined specifically in the agreement.
As of January 31, 2021, $31.0 million was drawn and outstanding under this term loan. As of January 31, 2021, the Company was in compliance with all financial covenants related to the term loan.
The net carrying amount of the term loan was as follows (in thousands):

Principal	$31,000
Accrued Interest	44
Unamortized loan issuance costs	(71)
Net carrying amount	$30,973

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Term loan, current	$1,465
Term loan, noncurrent	$29,508
Note 8.    Commitments and Contingencies
Standby Letters of Credit
As of January 31, 2021 and 2020, the Company had several letters of credit outstanding related to its operating leases totaling $21.7 million and $4.7 million, respectively. The letters of credit expire at various dates between 2021 and 2034 as of January 31, 2021 and between 2021 to 2023 as of January 31, 2020. None and $4.7 million of the standby letters of credit are included in restricted cash, noncurrent as of January 31, 2021 and 2020, respectively.
Purchase Commitments
In January 2021, the Company entered into a 60-month contract with Amazon Web Services for hosting-related services. Pursuant to the terms of the contract, the Company is required to spend a minimum of $103.5 million over the term of the agreement, including $18.0 million within the first year. As of January 31, 2021, the Company had $103.5 million remaining on the commitment.
Capital Commitments
During the year ended January 31, 2021, the Company entered into multiple agreements with a construction company related to the build-out of the Company’s new corporate headquarters (see Note 9, “Leases”). The cumulative contract value is $71.1 million, and as of January 31, 2021, $32.3 million remains unpaid under these agreements, of which $9.5 million has been recorded on the Company’s consolidated balance sheet within accounts payable or accrued expenses and other liabilities.
Indemnification Agreements
The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against any liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual.
Additionally, in the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which it agrees to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. For the years ended January 31, 2021 and 2020, no demands have been made upon the Company to provide indemnification under such agreements, and there are no claims that the Company is aware of that could have a material adverse effect on its financial position, results of operations, or cash flows.
Contingencies
From time to time in the normal course of business, the Company may be subject to various claims and other legal matters arising in the ordinary course of business. As of January 31, 2021 and 2020, the Company believes that none of its current legal proceedings would have a material adverse effect on its financial position, results of operations, or cash flows.
Note 9.    Leases
The Company leases real estate facilities under non-cancelable operating leases with various expiration dates through fiscal 2034. The Company has no lease agreements that are classified as finance leases.
Rent expense, net of sublease income under ASC 840 was $5.8 million for the year ended January 31, 2019.
The components of lease costs, lease term, and discount rate for operating leases are as follows:

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended January 31,
	2021	2020
Operating lease costs (in thousands)	$25,192	$8,306
Short-term lease costs (in thousands)	3,464	1,979
Variable lease costs (in thousands)	1,553	122
Total lease costs	$30,209	$10,407

Weighted-average remaining lease term (in years)	12.1	2.2
Weighted-average discount rate	9.5%	3.4%
Supplemental cash flow information related to operating leases are as follows (in thousands):

	Year Ended January 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$12,337	$8,203
Right-of-use assets obtained in exchange for new operating lease liabilities	$177,716	$11,739
Future minimum lease payments (net of tenant improvement receivables) under non-cancelable operating leases with initial lease terms in excess of one year included in the Company’s lease liabilities as of January 31, 2021, are as follows (in thousands):

Year Ending January 31:	Operating Lease Payments
2022	$10,174
2023	29,331
2024	27,707
2025	27,757
2026 and thereafter	281,347
Total undiscounted operating lease payments	376,316
Less: imputed interest	(171,128)
Total operating lease liabilities	$205,188
The Company has an operating lease arrangement for office space in San Francisco, which commenced in May 2020 and expires in October 2033. As part of the agreement, the Company was required to issue a $17.0 million letter of credit upon access to the office space, which occurred in the year ended January 31, 2021. The Company participated in the construction of the office space and has incurred construction costs to prepare the office space for its use, which will be partially reimbursed by the landlord. During the year ended January 31, 2021, all three phases of this lease commenced, and as a result, the Company recognized total ROU assets of $175.5 million, with corresponding operating lease liabilities of $173.4 million, on the consolidated balance sheet as of the respective commencement dates of the three phases. The Company expects to incur a total of approximately $404.1 million of future minimum payments and capital commitments, net of tenant improvement receivables as of January 31, 2021, inclusive of $363.7 million of net lease payments included in the future minimum lease payments table above and the remaining capital commitments related to the build-out of the Company’s new corporate headquarters referenced in Note 8. “Commitments and Contingencies”.
Additionally, in April 2020, the Company amended the lease arrangement to include a fee for access to additional shared space, for which future payments total $3.9 million.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Net Loss per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended January 31,
	2021	2020	2019
Numerator:
Net loss	$(211,710)	$(118,589)	$(50,928)
Denominator:
Weighted-average shares used in calculating net loss per share, basic and diluted	106,344	70,335	65,214
Net loss per share, basic and diluted	$(1.99)	$(1.69)	$(0.78)
The potential shares of common stock that were excluded from the computation of diluted net loss per share for the period presented because including them would have been anti-dilutive are as follows (in thousands):

	Year Ended January 31,
	2021	2020	2019

Redeemable convertible preferred stock	—	73,577	73,547
Stock options	22,340	34,517	33,878
Restricted stock units	8,199	91	—
Early exercised stock options	714	1,393	781
Shares issuable pursuant to the 2020 Employee Stock Purchase Plan	185	—	—
Redeemable convertible preferred stock warrants	—	—	37
Total	31,438	109,578	108,243
Additionally, 17,012,822, 18,051,810, and zero shares of the Company’s Class B common stock underlying the conversion option in the Convertible Notes are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive for the years ended January 31, 2021, 2020 and 2019.
Note 11. Stockholders’ Deficit
Common Stock
There are two classes of common stock that total 1,500,000,000 authorized shares: 1,000,000,000 authorized shares of Class A common stock and 500,000,000 authorized shares of Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 10 votes per share and is convertible into one share of Class A common stock. There are 82,688,655 shares of Class A common stock and 78,791,452 shares of class B common stock issued and outstanding as of January 31, 2021. There are 15,498,109 shares of Class A common stock and 61,189,400 shares of Class B common stock issued and outstanding as of January 31, 2020.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Redeemable Convertible Preferred Stock
Prior to the completion of the Direct Listing in September 2020, all shares of redeemable convertible preferred stock then outstanding were converted into 73,577,455 shares of Class B common stock.
The following table summarizes the Company’s redeemable convertible preferred stock as of January 31, 2020 (in thousands, except per share amounts):

	Shares Authorized	Shares issued and Outstanding	Per Share Price at Issuance	Carrying Value	Liquidation Preference
Series 1	1,560	1,560	$—	$5	$—
Series A	20,771	20,771	0.51	10,416	10,512
Series A-1	20,771	—		—	—
Series B	11,000	10,478	2.71	28,404	28,375
Series B-1	11,000	—		—	—
Series C	21,000	20,186	4.27	85,980	86,112
Series C-1	21,000	—		—	—
Series D	15,000	14,353	5.23	74,845	75,000
Series D-1	15,000	—		—	—
Series E	7,000	6,230	8.19	50,931	51,000
Series E-1	7,000	—		—	—
	151,101	73,577		$250,581	$250,999
__________________
Note: Certain figures may not sum due to rounding.
Series B Redeemable Convertible Preferred Stock Warrants
In connection with the revision and extension of the Company’s corporate headquarters office lease agreement in November 2012, the Company issued fully exercisable redeemable convertible preferred stock warrants to purchase 36,928 shares of the Company’s Series B redeemable convertible preferred stock at a price of $2.71. The change in fair value of the redeemable convertible preferred stock warrant liability was less than $0.1 million for both years ended January 31, 2020 and 2019.
In November 2019, the redeemable convertible preferred stock warrants were net exercised, under which the number of issuable shares was reduced by the number of shares with an aggregate fair value equal to the exercise price of the warrant, resulting in 6,322 shares surrendered and 30,606 shares of Series B redeemable convertible preferred stock issued. There were no redeemable convertible preferred stock warrants outstanding as of January 31, 2021 or 2020.
Stock Plans
The Company has a 2009 Stock Plan (the “2009 Plan”), a 2012 Stock Plan (the “2012 Plan”), and a 2020 Equity Incentive Plan (“the 2020 Plan”). Each plan was initially established to grant equity awards to employees and consultants of the Company to assist in attracting, retaining, and motivating employees and consultants and to provide incentives to promote the success of the Company’s business.
Options granted under each of the plans may be either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees and consultants. Options under the 2012 Plan and 2020 Plan may be granted for periods of up to 10 years. The exercise price of an ISO and NSO shall not be less than

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
100% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors. Options granted generally vest over four years and vest at a rate of 25% upon the first anniversary of the vesting commencement date and 1/48 per month thereafter.
The Company has also issued RSUs pursuant to the 2012 Plan and 2020 Plan. RSUs granted vest over four years, and generally vest at either at a predefined rate of 25% upon the first anniversary of the vesting commencement date and continued vesting quarterly thereafter, or even on a quarterly basis over the service period.
Shares of common stock purchased under each of the plans are subject to certain restrictions and repurchase rights, including the right of first refusal by the Company for sale or transfer of shares to outside parties.
Stock Options
Option activity under the Company’s combined stock plans is set forth below (in thousands, except years and per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual (in years)	Aggregate Intrinsic Value
Balances at January 31, 2020	34,517	2.55	7.4	$362,046
Options granted	17	13.04
Options exercised	(11,012)	1.86
Options cancelled	(1,182)	3.48
Balance as of January 31, 2021	22,340	$2.85	6.9	$726,455
Vested and exercisable at January 31, 2021	12,235	$2.03	6.1	$407,889
Vested and expected to vest at January 31, 2021	23,054	$2.89	7.0	$748,786
The weighted-average grant-date fair value of options granted and the total intrinsic value of options exercised during the periods presented were as follows:

	Year Ended January 31,
	2021	2020	2019

Weighted-average grant-date fair value per share	$6.77	$3.24	$1.23
Aggregate intrinsic value of options exercised (in thousands)	$238,165	$41,270	$6,113
Early Exercise of Employee Options
The 2009 Plan and 2012 Plan allow for the early exercise of stock options. The consideration received for an early exercise of an option is considered to be a deposit of the exercise price, and the related dollar amount is recorded as a liability and reflected in accrued expenses and other current liabilities and other liabilities in the consolidated balance sheets. This liability is reclassified to additional paid-in capital as the awards vest. If a stock option is early exercised, the unvested shares may be repurchased by the Company in case of employment termination at the price paid by the purchaser for such shares. Shares that were subject to repurchase totaled 714,355 and 1,393,024 as of January 31, 2021 and 2020, respectively.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Determination of Fair Values
The assumptions used in the Black-Scholes pricing model for stock-based compensation for options granted in the periods below were as follows:

	Year Ended January 31,
	2021	2020	2019
Risk-free interest rate	1.2%	1.8% -2.6%	2.8% - 3.1%
Expected term	8 years	8 years	8 years
Dividend yield	—%	—%	—%
Expected volatility	44.6%	44.8% - 46.3%	41.6% - 46.6%
Restricted Stock Units
The Company’s RSU activity is set forth below (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested RSUs at January 31, 2020	91	$10.10	$1,186
RSUs granted	8,771	18.83
RSU vested	(402)	15.64
RSU cancelled/forfeited	(261)	15.18
Unvested RSU at January 31, 2021	8,199	19.01	$289,987
RSUs vested, not yet released	157	13.43
Stock-Based Compensation Expense
Stock-based compensation for stock-based awards to employees and non-employees in the Company’s consolidated statements of operations for the periods below were as follows (in thousands):

	Year Ended January 31,
	2021	2020	2019

Cost of revenues	$305	$103	$37
Research and development	18,606	24,869	5,160
Sales and marketing	9,387	10,177	2,108
General and administrative	5,927	13,237	1,242
Total stock-based compensation expense	$34,225	$48,386	$8,547
The stock-based compensation expense related to options granted to non-employees for the years ended January 31, 2021 and 2020 was not material.
Total unrecognized compensation costs related to unvested awards not yet recognized under all equity compensation plans was as follows:

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of January 31, 2021
	Unrecognized Expense (in thousands)	Weighted-Average Expected Recognition Period (in years)
Stock options	$24,881	2.3
RSUs	144,622	3.6
Total unrecognized stock-based compensation expense	$169,503	3.4

	As of January 31, 2020
	Unrecognized Expense (in thousands)	Weighted-Average Expected Recognition Period (in years)
Stock options	$39,945	3.0
RSUs	884	3.9
Total unrecognized stock-based compensation expense	$40,829	3.0
Fiscal 2019 Tender Offer
In April 2018, the Board of Directors approved a plan for a private trust, whose sole trustee and grantor is the Company’s founder and CEO, to purchase shares of the Company’s Class A and Class B common stock from certain current and former employees of the Company. The tender offer closed in May 2018, at which time the Company recorded $3.8 million as compensation expense related to the excess of the selling price per share of common stock paid to the Company’s employees and former employees over the fair value of the tendered shares. This amount is included in the total stock-based compensation expense shown in the table above for the year ended January 31, 2019. A total of 1,500,814 shares were tendered in the offer for an aggregate purchase price of $7.1 million.
Fiscal 2020 Tender Offer
In October 2019, certain of the Company’s stockholders conducted a tender offer for shares of the Company’s outstanding Class A and Class B common stock and purchased an aggregate of 4,647,127 shares of the Company’s outstanding Class A and Class B common stock from certain other stockholders at a purchase price of $15.82 per share, for an aggregate purchase price of $73.5 million, resulting in stock-based compensation expense of $38.7 million for the excess of the selling price per share of common stock over the fair value of the tendered shares. This amount is included in the total stock-based compensation expense shown in the table above for the year ended January 31, 2020.
2020 Employee Stock Purchase Plan
In September 2020, the Board of Directors adopted and approved the ESPP, which became effective on the effective date of the Company's registration statement on Form S-1 filed with the SEC in connection with the Direct Listing. The ESPP initially reserved and authorized the issuance of up to a total of 2,000,000 shares of Class A common stock to participating employees.
The initial offering period began September 30, 2020 and will end on September 15, 2022, with purchase dates of March 15, 2021, September 15, 2021, March 15, 2022, and September 15, 2022. The ESPP provides for 24-month offering periods beginning September 16 and March 16 of each year, with each offering period consisting of four six-month purchase periods, except for the initial offering period which began on September 30, 2020 and will end on September 15, 2022. The purchase price of shares of Class A common stock under an offering will be the lesser of: (i) 85% of the fair market value of such shares of Class A common stock on the offering date, and (ii) 85% of the fair market value of such shares of Class A common stock on the applicable purchase date.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Current employees who purchase shares under the ESPP may not sell such shares prior to the first anniversary of such purchase date and such shares will be designated with an applicable resale restriction. As of January 31, 2021, no shares have been purchased under the ESPP.
During the year ended January 31, 2021, the Company recognized $4.2 million of stock-based compensation expense related to ESPP and withheld $4.5 million in contributions from employees. As of January 31, 2021, total unrecognized compensation costs related to the 2020 ESPP was $7.0 million, which will be amortized over a weighted average period of 1.06 years.
The following assumptions were used to calculate the fair value of shares to be granted under the ESPP during the period:

Year Ended January 31,
2021
Risk-free interest rate	0.1%
Expected term	0.5 - 2.0 years
Dividend yield	—%
Expected volatility	50.8% - 55.3%
Note 12.    Employee Benefit Plans
In January 2011, the Company adopted a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees within the United States who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company’s contributions to the plan may be made at the discretion of the Board of Directors. There have been no contributions to the plan by the Company since the inception of the plan as of January 31, 2021. Additionally, the Company engages in required pension plans of respective countries in which operations exist.
Note 13.    Interest Income and Other Income (Expense), Net
Interest income and other income (expense), net consist of the following (in thousands):

	Year Ended January 31,
	2021	2020	2019
Interest income	$956	$1,755	$1,290
Unrealized gains (losses) on foreign currency transactions	642	(112)	(2)
Other non-operating expense	(30)	(278)	(175)
	$1,568	$1,365	$1,113

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 14.    Income Taxes
The components of the provision for income taxes were as follows (in thousands):

	Year Ended January 31,
	2021	2020	2019
Current:
United States	$—	$—	$—
State	73	—	—
Foreign	1,226	245	28
Total current:	$1,299	$245	$28
Deferred:
United States	$—	$—	$—
State	—	—	—
Foreign	234	—	—
Total deferred	234	—	—
Total provision for income taxes	$1,533	$245	$28
The components of income/(loss) before income taxes were as follows (in thousands):

	Year Ended January 31,
	2021	2020	2019
United States	$(214,540)	$(119,302)	$(51,102)
Foreign	4,363	958	202
Total	$(210,177)	$(118,344)	$(50,900)
The reconciliation between the statutory federal income tax and the Company’s effective tax rates as a percentage of loss before income taxes were as follows:

	Year Ended January 31,
	2021	2020	2019
Federal tax rate	21.0%	21.0%	21.0%
Stock-based compensation expense	16.3	3.8	(0.7)
Change in valuation allowance	(34.0)	(27.6)	(22.8)
Transaction costs	(1.8)	—	—
Research and development credits	1.9	3.1	3.1
Convertible debt interest	(3.6)	—	—
Other	(0.5)	(0.5)	(0.5)
Effective income tax rate	(0.7)%	(0.2)%	0.1%

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The major components of deferred tax assets (liabilities) were as follows (in thousands):

	As of January 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$152,514	$78,498
Research and development tax credits	21,704	15,112
Depreciation and amortization	—	1,206
Stock-based compensation	4,622	905
Reserves and accrued expenses	1,181	59
Operating lease liabilities	49,757	4,213
Total deferred tax assets	229,778	99,993
Valuation allowance	(182,573)	(96,149)
Net deferred tax assets	47,205	3,844
Deferred tax liabilities:
Right of use asset	(44,225)	(3,844)
Deferred commissions	(1,970)	—
Depreciation and amortization	(1,245)	—
Total deferred tax liabilities	(47,440)	(3,844)
Net deferred tax liabilities	$(235)	$—
The valuation allowance increased by $86.4 million, $39.0 million, and $13.7 million during the years ended January 31, 2021, 2020, and 2019, respectively. The increase in the valuation allowance during the years ended January 31, 2021, 2020, and 2019 was primarily driven by losses and tax credits generated in the United States. As of January 31, 2021, 2020, and 2019, the Company believes it is not more likely than not that the deferred tax assets will be fully realizable and continues to maintain a full valuation allowance against its net deferred tax assets.
As of January 31, 2021, the Company had federal and state net operating loss carryforwards of $622.7 million and $328.8 million, respectively. The federal and state net operating losses, if not used, will begin to expire in 2029. Federal net operating losses generated after January 31, 2018 will carry forward indefinitely.
As of January 31, 2021, the Company has federal and California research and development tax credit carryforwards of $17.5 million and $14.0 million, respectively, to offset future taxable income. The federal research and development tax credits, if not used, will begin to expire in 2030, while the state tax credit carryforwards may be carried forward indefinitely.
The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. Under Section 382 of the Internal Revenue Code of 1986, as amended, the Company’s ability to utilize net operating loss carryforwards or other tax attributes in any taxable year may be limited if the Company has experienced an “ownership change.” Generally, a Section 382 “ownership change” occurs if one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Similar rules may apply under state tax laws. The Company has completed a Section 382 study of transactions in its stock. The study concluded that the Company has experienced ownership changes since inception and that its utilization of net operating loss carryforwards will be subject to annual limitations. However, it is not expected that the annual limitations will result in the expiration of tax attribute carryforwards prior to utilization.
Foreign withholding taxes have not been provided for the cumulative undistributed earnings of the Company’s foreign subsidiaries as of January 31, 2021 due to the Company’s intention to permanently reinvest such earnings.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
No liability related to uncertain tax positions is recorded in the financial statements due to the fact the liabilities have been netted against deferred attribute carryovers.
A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits was as follows (in thousands):

	As of January 31,
	2021	2020
Balance at the beginning of the year	$5,438	$3,261
Increases - current period tax positions	2,795	2,177
Decreases - prior period tax positions	(370)	—
Balance at the end of the year	$7,863	$5,438
The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for income taxes. The Company had no accrued interest and penalties related to unrecognized tax benefits as of January 31, 2021 or January 31, 2020. As of January 31, 2021, there are no unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate. The Company does not expect that its uncertain tax positions will materially change in the next 12 months.
The Company files federal and state tax returns in the United States and in various foreign jurisdictions. The Company’s tax years since inception are open to examination by federal and state taxing authorities, and the tax years 2014 and forward remain open in various foreign jurisdictions.
Note 15.    Geographic Information
The following tables set forth revenues and long-lived assets, including operating lease ROU assets, by geographic area for the periods presented below (in thousands):
Revenues

	Year Ended January 31,
	2021	2020	2019
United States	$131,534	$84,029	$46,221
International	95,470	58,577	30,549
	$227,004	$142,606	$76,770
Revenues by geography are based on the billing address of the customer.
Long-Lived Assets

	As of January 31,
	2021	2020
United States	$252,521	$23,913
International	4,839	7,005
	$257,360	$30,918
Note 16.    Related Party Transactions
In January 2018, the Company entered into a convertible note purchase agreement with an entity affiliated with its CEO. Pursuant to the original terms of this convertible note purchase agreement, the Company had the right to sell convertible promissory notes of the Company having an aggregate principal amount of up to $75 million from time to time until January 19, 2023. In May 2019, the Company amended the convertible note purchase agreement by increasing the available aggregate principal amount to $125 million. The Company has not issued any convertible promissory notes pursuant to this convertible note purchase agreement. Subsequently, in connection with the

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
issuance of the January 2020 Convertible Note described in Note 6, “Convertible Notes—Related Party,” this note agreement was terminated.
In January and June 2020, the Company issued Convertible Notes to a trust affiliated with the Company’s CEO. See Note 6, “Convertible Notes—Related Party” for further details.
During the year ended January 31, 2020, the Company began leasing certain office facilities from a company affiliated with a Board member of the Company. Rent payments made under these leases totaled $2.2 million and $0.7 million for the years ended January 31, 2021 and 2020, respectively. The affiliated company is also a customer of the Company, and the Company had outstanding receivables from the affiliated company of $0.1 million as of January 31, 2021. The Company did not have an outstanding receivable balance from the affiliated company as of January 31, 2020.
The Company has entered into an advertising agreement with a company affiliated with a Board member of the Company. Payments under this agreement totaled of $0.3 million and less than $0.1 million for the years ended January 31, 2021 and 2020, respectively.
The Company has entered into various recurring subscription agreements with a company affiliated with a Board member of the Company. The Company recognized revenue of $0.2 million and $0.1 million under these subscription agreements for the years ended January 31, 2021 and 2020, respectively, and had outstanding receivables of $0.4 million and less than $0.1 million as of January 31, 2021 and 2020, respectively.
The Company has entered into recurring subscription agreements with a total contract value of $1.2 million for the year ended January 31, 2020, with a company affiliated with a Board member of the Company. The Company recognized revenues of $0.4 million during the year ended January 31, 2020. Subsequent to January 31, 2020, the Board member of the Company was no longer affiliated with this company.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended January 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Disclosure Controls and Procedures
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute,

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Item 9B. Other Information
Not applicable.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
We maintain a code of business conduct and ethics that incorporates our code of ethics applicable to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of business conduct and ethics is available under the Corporate Governance section of our Investor Relations website at investors.asana.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of our code of business conduct and ethics by posting such information on the website address and location specified above.
The remaining information required by this item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2021.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2021.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2021.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2021.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) The following documents are filed as a part of this Annual Report on Form 10-K:
(1) Consolidated Financial Statements:
Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.
(2) Financial Statement Schedules:
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.
(3) Exhibits
The documents listed in the following Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Exhibit Title	Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-39495	3.1	September 21, 2020
3.2	Restated Bylaws of the Registrant	8-K	001-39495	3.2	September 21, 2020
4.2	Omnibus Amendment to Financing Agreements	S-1	333-248303	4.3	September 9, 2020
4.3*	Description of Securities
10.1	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers	S-1	333-248303	10.1	August 24, 2020
10.2	2009 Stock Plan, as amended, and forms of agreement thereunder	S-1	333-248303	10.2	August 24, 2020
10.3	Amended and Restated 2012 Stock Plan, and forms of agreement thereunder	S-1	333-248303	10.3	August 24, 2020
10.4	2020 Equity Incentive Plan, and forms of agreement thereunder	S-1	333-248303	10.4	August 24, 2020
10.5*	2020 Equity Incentive Plan - Form of RSU Grant Notice and Award Agreement (No Holding Period) (Hybrid)
10.6*	2020 Equity Incentive Plan - Form of RSU Grant Notice and Award Agreement (One- or Two-Year Holding Period) (Hybrid)
10.7	2020 Employee Stock Purchase Plan	S-1	333-248303	10.5	August 24, 2020
10.8*#	Non-Employee Director Compensation Policy
10.9*	Directors Deferred Compensation Plan
10.10*	Asana France SAS Equity Sub-Plan and Form of RSU Grant Notice and Award Agreement
10.11#	Executive Severance and Change in Control Benefit Plan	S-1	333-248303	10.7	August 24, 2020
10.12#	Offer Letter between Dustin Moskovitz and the Registrant, dated August 20, 2020	S-1	333-248303	10.8	August 24, 2020
10.13#	Offer Letter between Eleanor Lacey and the Registrant, dated August 21, 2020	S-1	333-248303	10.9	August 24, 2020
10.14#	Offer Letter between Tim Wan and the Registrant, dated August 20, 2020	S-1	333-248303	10.10	August 24, 2020

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.15#	Offer Letter between Chris Farinacci and the Registrant, dated August 20, 2020	S-1	333-248303	10.11	August 24, 2020
21.1*	List of subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included in the signature pages attached to this Annual Report on Form 10-K)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2021, has been formatted in Inline XBRL
________________
* Filed herewith.
# Indicates a management contract or compensatory plan or arrangement
† The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K are not deemed filed with the SEC and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K.

Item 16. Form 10K Summary
None.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASANA, INC.

March 30, 2021	By:	/s/ Dustin Moskovitz
Dustin Moskovitz
President and Chief Executive Officer
(Principal Executive Officer)

March 30, 2021	By:	/s/ Tim Wan
Tim Wan
Chief Financial Officer
(Principal Financial Officer)

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dustin Moskovitz, Tim Wan, and Eleanor Lacey, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Dustin Moskovitz	President, Chief Executive Officer, and Chair (Principal Executive Officer)	March 30, 2021
Dustin Moskovitz

/s/ Tim Wan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2021
Tim Wan

/s/ Sydney Carey	Director	March 30, 2021
Sydney Carey

/s/ Matthew Cohler	Director	March 30, 2021
Matthew Cohler

/s/ Adam D’Angelo	Director	March 30, 2021
Adam D’Angelo

/s/ Lorrie Norrington	Director	March 30, 2021
Lorrie Norrington

/s/ Anne Raimondi	Director	March 30, 2021
Anne Raimondi

/s/ Justin Rosenstein	Director	March 30, 2021
Justin Rosenstein