Form 10-K/A
period 2021-01-31
Asana, Inc.
filed 2021-05-12
CIK 1477720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)
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
If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s shares of Class A common stock held by non-affiliates of the registrant as of January 31, 2021 was approximately $2.0 billion, based on the closing price reported for such date on the New York Stock Exchange. The registrant has elected to use January 31, 2021 as the election date because on July 31, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant was a privately held company. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.

As of March 22, 2021, the number of shares of the registrant’s Class A common stock outstanding was 91,266,753 and the number of shares of the registrant’s Class B common stock outstanding was 71,785,101.
Documents incorporated by reference:
Portions of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive Proxy Statement was filed with the Securities and Exchange Commission on May 3, 2021.

EXPLANATORY NOTE
The signed consent of Pricewaterhouse Coopers LLP, the Company’s independent registered public accounting firm, was delivered prior to the filing of the Form 10-K for the year ended January 31, 2021, originally filed on March 30, 2021 (the “Original Filing”); however, the consent was inadvertently omitted from the version of the consent filed via EDGAR. This amendment is being filed to include the consent.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.
Except as expressly set forth in this Form 10-K/A, no other changes have been made to the Original Filing, and this Form 10-K/A does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Form 10-K/A does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

Item 15. Exhibits and Financial Statement Schedules.
(a) The following documents are filed or furnished as part of this Form 10K/A:
(1)    Exhibits filed as part of this Form 10-K/A

Exhibit Number	Exhibit Title	Form	File Number	Exhibit	Filing Date
23.1	Consent of Independent Registered Public Accounting Firm
31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(2)    Exhibits filed, furnished, or incorporated by reference with the Original Filing and this Form 10-K/A

Exhibit Number	Exhibit Title	Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-39495	3.1	September 21, 2020
3.2	Restated Bylaws of the Registrant	8-K	001-39495	3.2	September 21, 2020
4.2	Omnibus Amendment to Financing Agreements	S-1/A	333-248303	4.3	September 9, 2020
4.3	Description of Securities	10-K	001-39495	4.3	March 30, 2021
10.1	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers	S-1	333-248303	10.1	August 24, 2020
10.2	2009 Stock Plan, as amended, and forms of agreement thereunder	S-1/A	333-248303	10.2	September 9, 2020
10.3	Amended and Restated 2012 Stock Plan, and forms of agreement thereunder	S-1	333-248303	10.3	August 24, 2020
10.4	2020 Equity Incentive Plan, and forms of agreement thereunder	S-1	333-248303	10.4	August 24, 2020
10.5	2020 Equity Incentive Plan - Form of RSU Grant Notice and Award Agreement (No Holding Period) (Hybrid)	10-K	001-39495	10.5	March 30, 2021
10.6	2020 Equity Incentive Plan - Form of RSU Grant Notice and Award Agreement (One- or Two-Year Holding Period) (Hybrid)	10-K	001-39495	10.6	March 30, 2021
10.7	2020 Employee Stock Purchase Plan	S-1	333-248303	10.5	August 24, 2020
10.8#	Non-Employee Director Compensation Policy	10-K	001-39495	10.8	March 30, 2021
10.9	Directors Deferred Compensation Plan	10-K	001-39495	10.9	March 30, 2021
10.10	Asana France SAS Equity Sub-Plan and Form of RSU Grant Notice and Award Agreement	10-K	001-39495	10.10	March 30, 2021
10.11#	Executive Severance and Change in Control Benefit Plan	S-1	333-248303	10.7	August 24, 2020
10.12#	Offer Letter between Dustin Moskovitz and the Registrant, dated August 20, 2020	S-1	333-248303	10.8	August 24, 2020
10.13#	Offer Letter between Eleanor Lacey and the Registrant, dated August 21, 2020	S-1	333-248303	10.9	August 24, 2020
10.14#	Offer Letter between Tim Wan and the Registrant, dated August 20, 2020	S-1	333-248303	10.10	August 24, 2020

10.15#	Offer Letter between Chris Farinacci and the Registrant, dated August 20, 2020	S-1	333-248303	10.11	August 24, 2020
21.1	List of subsidiaries	10-K	001-39495	21.1	March 30, 2021
23.1*	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included in the signature pages attached to this Annual Report on Form 10-K)	10-K	001-39495	24.1	March 30, 2021
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-39495	31.1	March 30, 2021
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-39495	31.2	March 30, 2021
31.3*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-39495	32.1	March 30, 2021
101.INS	XBRL Instance Document	10-K	001-39495	101.INS	March 30, 2021
101.SCH	XBRL Taxonomy Extension Schema Document	10-K	001-39495	101.SCH	March 30, 2021
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	001-39495	101.CAL	March 30, 2021
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	001-39495	101.DEF	March 30, 2021
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-K	001-39495	101.LAB	March 30, 2021
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	001-39495	101.PRE	March 30, 2021
104.1	The cover page from the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2021, has been formatted in Inline XBRL	10-K	001-39495	104	March 30, 2021
104.2	The cover page from the Registrant's Form 10-K/A has been formatted in Inline XBRL
________________
* Filed herewith.
# Indicates a management contract or compensatory plan or arrangement
† Previously furnished with the Original Filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASANA, INC.

May 12, 2021	By:	/s/ Dustin Moskovitz
Dustin Moskovitz
President and Chief Executive Officer
(Principal Executive Officer)

May 12, 2021	By:	/s/ Tim Wan
Tim Wan
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Dustin Moskovitz	President, Chief Executive Officer, and Chair (Principal Executive Officer)	May 12, 2021
Dustin Moskovitz

/s/ Tim Wan	Chief Financial Officer (Principal Financial and Accounting Officer)	May 12, 2021
Tim Wan

*	Director	May 12, 2021
Sydney Carey

*	Director	May 12, 2021
Matthew Cohler

*	Director	May 12, 2021
Adam D’Angelo

*	Director	May 12, 2021
Lorrie Norrington

*	Director	May 12, 2021
Anne Raimondi

*	Director	May 12, 2021
Justin Rosenstein

*By:	/s/ Dustin Moskovitz
Dustin Moskovitz Attorney-in-Fact