Form 10-Q
period 2021-04-30
Asana, Inc.
filed 2021-06-04
CIK 1477720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39495
___________________________________________________________________
Asana, Inc.
(Exact name of registrant as specified in its Charter)
___________________________________________________________________

Delaware	26-3912448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 1, 2021, the number of shares of the registrant’s Class A common stock outstanding was 91,846,231 and the number of shares of the registrant’s Class B common stock outstanding was 71,785,101.

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ASANA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	April 30, 2021	January 31, 2021
Assets
Current assets
Cash and cash equivalents	$263,933	$259,878
Marketable securities	122,374	126,396
Accounts receivable, net	37,344	32,194
Prepaid expenses and other current assets	25,904	27,295
Total current assets	449,555	445,763
Property and equipment, net	94,138	74,436
Operating lease right-of-use assets	181,093	182,924
Investments, noncurrent	12,099	19,125
Other assets	10,708	8,871
Total assets	$747,593	$731,119

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$8,947	$9,599
Accrued expenses and other current liabilities	46,535	41,616
Deferred revenue, current	122,884	103,875
Operating lease liabilities, current	6,742	8,386
Total current liabilities	185,108	163,476
Term loan, net	37,599	29,508
Convertible notes, net—related party	361,337	351,161
Operating lease liabilities, noncurrent	207,511	196,802
Other liabilities	3,737	2,961
Total liabilities	795,292	743,908
Commitments and contingencies (Note 8)
Stockholders' deficit
Common stock	2	2
Additional paid-in capital	554,340	528,616
Accumulated other comprehensive income	63	39
Accumulated deficit	(602,104)	(541,446)
Total stockholders’ deficit	(47,699)	(12,789)
Total liabilities and stockholders’ deficit	$747,593	$731,119

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended April 30,
	2021	2020
Revenues	$76,673	$47,706
Cost of revenues	7,914	6,206
Gross profit	68,759	41,500
Operating expenses:
Research and development	39,967	22,383
Sales and marketing	56,784	36,091
General and administrative	21,990	12,111
Total operating expenses	118,741	70,585
Loss from operations	(49,982)	(29,085)
Interest income and other income (expense), net	8	354
Interest expense	(10,374)	(6,991)
Loss before provision for income taxes	(60,348)	(35,722)
Provision for income taxes	310	123
Net loss	$(60,658)	$(35,845)
Net loss per share:
Basic and diluted	$(0.37)	$(0.47)
Weighted-average shares used in calculating net loss per share:
Basic and diluted	162,079	75,641

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2021	2020
Net loss	$(60,658)	$(35,845)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	(11)	17
Change in foreign currency translation adjustments	35	(58)
Comprehensive loss	$(60,634)	$(35,886)

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances at January 31, 2021	—	$—	161,480	$2	$528,616	$39	$(541,446)	$(12,789)
Issuance of common stock upon the exercise of options	—	—	1,380	—	2,850	—	—	2,850
Vesting of early exercised stock options	—	—	—	—	642	—	—	642
Repurchases of common stock	—	—	(6)	—	—	—	—	—
Issuance of common stock upon the vesting and settlement of restricted stock units, net of shares withheld for taxes	—	—	367	—	—	—	—	—
Issuance of common stock for employee share purchase plan	—	—	250	—	6,127	—	—	6,127
Stock-based compensation expense	—	—	—	—	16,105	—	—	16,105
Net unrealized loss on marketable securities	—	—	—	—	—	(11)	—	(11)
Foreign currency translation adjustments	—	—	—	—	—	35	—	35
Net loss	—	—	—	—	—	—	(60,658)	(60,658)
Balances at April 30, 2021	—	$—	163,471	$2	$554,340	$63	$(602,104)	$(47,699)

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT-CONTINUED
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances at January 31, 2020	73,577	$250,581	76,688	$1	$184,522	$(102)	$(329,736)	$(145,315)
Issuance of common stock upon the exercise of options	—	—	465	—	746	—	—	746
Vesting of early exercised stock options	—	—	—	—	837	—	—	837
Issuance of common stock upon the vesting and settlement of restricted stock units, net of shares withheld for taxes	—	—	6	—	(66)	—	—	(66)
Stock-based compensation expense	—	—	—	—	4,073	—	—	4,073
Net unrealized gain on marketable securities	—	—	—	—	—	17	—	17
Foreign currency translation adjustments	—	—	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	—	—	(35,845)	(35,845)
Balances at April 30, 2020	73,577	$250,581	77,159	$1	$190,112	$(143)	$(365,581)	$(175,611)

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2021	2020
Cash flows from operating activities
Net loss	$(60,658)	$(35,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	196	383
Depreciation and amortization	973	743
Amortization of deferred contract acquisition costs	1,629	711
Stock-based compensation expense	16,031	3,982
Net accretion of discount on marketable securities	336	(48)
Non-cash lease expense	4,526	2,962
Amortization of discount on convertible notes and term loan issuance costs	6,251	4,402
Non-cash interest expense	3,930	2,589
Changes in operating assets and liabilities:
Accounts receivable	(3,182)	(2,877)
Prepaid expenses and other current assets	(2,383)	(1,081)
Other assets	(1,858)	(528)
Accounts payable	(2,451)	3,135
Accrued expenses and other current liabilities	2,827	296
Deferred revenue	20,025	6,036
Operating lease liabilities	6,364	(3,014)
Net cash used in operating activities	(7,444)	(18,154)
Cash flows from investing activities
Purchases of marketable securities	(34,002)	—
Sales of marketable securities	351	—
Maturities of marketable securities	44,352	29,399
Purchases of property and equipment	(16,969)	(2,081)
Capitalized internal-use software	(183)	(461)
Net cash provided by (used in) investing activities	(6,451)	26,857
Cash flows from financing activities
Proceeds from term loan, net of issuance costs	9,000	—
Repayment of term loan	(167)	—
Repurchases of common stock	(13)	(66)
Proceeds from exercise of stock options	2,974	969
Proceeds from employee stock purchase plan	6,127	—
Net cash provided by financing activities	17,921	903
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	29	(31)
Net increase in cash, cash equivalents, and restricted cash	4,055	9,575
Cash, cash equivalents, and restricted cash
Beginning of period	259,878	310,677
End of period	$263,933	$320,252
See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2021	2020
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$263,933	$315,609
Restricted cash	—	4,643
Total cash, cash equivalents, and restricted cash	$263,933	$320,252

Supplemental cash flow data
Cash paid for income taxes	$480	$92
Cash paid for interest	$160	$—
Supplemental non-cash investing and financing information
Purchase of property and equipment in accounts payable and accrued expenses	$13,544	$3,262
Vesting of early exercised stock options	$642	$837

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
The unaudited condensed consolidated balance sheet as of January 31, 2021 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including certain notes required by GAAP on an annual reporting basis. In management's opinion, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to state fairly the balance sheet, statements of comprehensive loss, statements of redeemable convertible preferred stock and stockholders' deficit, and statements of cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2021.
Direct Listing
On September 30, 2020, the Company completed a direct listing of its Class A common stock (the “Direct Listing”) on the NYSE. The Company incurred fees related to financial advisory service, audit, and legal expenses in connection with the Direct Listing and recorded general and administrative expenses of $1.2 million for the three months ended April 30, 2020. The Company recorded no general and administrative expenses in connection with the Direct Listing for the three months ended April 30, 2021. Prior to the Direct Listing, all 73.6 million outstanding shares of redeemable convertible preferred stock were converted into an equivalent number of shares of Class B common stock.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Estimates and assumptions reflected in the consolidated financial statements include, but are not limited to, revenue recognition, the useful lives and carrying values of long-lived assets, the fair value of the Convertible Notes (as defined in Note 4), the fair value of common stock for periods prior to the Direct Listing, stock-based compensation expense, the period of benefit for deferred contract acquisition costs, and income taxes. Actual results could differ from those estimates.
Risks and Uncertainties
As a result of the COVID-19 pandemic, the Company has temporarily closed its headquarters and other physical offices, required its employees and contractors to work remotely, and implemented travel restrictions, all of which represent a significant disruption in how the Company operates its business. The operations of its partners and customers have likewise been disrupted. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment and mitigation actions and the availability and widespread use of effective vaccines, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the conditions caused by this pandemic could affect the rate of global IT spending and could adversely affect demand for the Company’s platform, lengthen the Company’s sales cycles, reduce the

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
value or duration of subscriptions, negatively impact collections of accounts receivable, reduce expected spending from new customers, cause some of the Company’s paying customers to go out of business, limit the ability of the Company’s direct sales force to travel to customers and potential customers, and affect contraction or attrition rates of the Company’s customers, all of which could adversely affect the Company’s business, results of operations, and financial condition. As of the date of issuance of the financial statements, the Company is not aware of any specific event or circumstance related to COVID-19 that would require it to update its estimates or judgments or adjust the carrying value of its assets or liabilities. Actual results could differ from those estimates and any such differences may be material to the condensed consolidated financial statements.
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
A large portion of the Company’s customers authorize the Company to bill their credit card accounts through the Company’s third-party payment processing partners, presenting additional credit risk. For the three months ended April 30, 2021 and April 30, 2020, there was no individual customer that accounted for 10% or more of the Company’s revenues. The Company had one customer account for approximately 29% and 13% of accounts receivable as of April 30, 2021 and January 31, 2021, respectively.
Fair Value of Financial Instruments
The carrying amounts reflected in the condensed consolidated balance sheets for cash equivalents, accounts receivable, and accounts payable approximate their respective fair values due to the short maturities of those instruments. Available-for-sale marketable securities are recorded at fair value on the condensed consolidated balance sheets.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for certain convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes. The guidance is effective for the Company’s fiscal years beginning after February 1, 2022, and earlier adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2020-06.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Recently Adopted Accounting Pronouncements
On February 1, 2021, the Company adopted ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized costs, including accounts receivables. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in more timely recognition of credit losses. The adoption of the guidance did not have a material impact on the Company’s condensed consolidated financial statements.
On February 1, 2021, the Company adopted ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in ASU No. 2018-15 amend the definition of a hosting arrangement and requires a customer in a hosting arrangement that is a service contract to capitalize certain costs as if the arrangement were an internal-use software project. The Company adopted ASU No. 2018-15 as of February 1, 2021 using a prospective transition approach.
Note 3.    Revenues
Deferred Revenue and Remaining Performance Obligations
Total deferred revenue was $125.9 million as of April 30, 2021, of which $3.0 million is presented within other liabilities, as a noncurrent liability, in the condensed consolidated balance sheet.
The Company recognized $45.1 million and $27.6 million of revenues during the three months ended April 30, 2021 and 2020, respectively, that were included in the deferred revenue balances at January 31, 2021 and 2020, respectively.
As of April 30, 2021, the Company's remaining performance obligations from subscription contracts was $145.8 million, of which the Company expects to recognize approximately 90% as revenues over the next 12 months and the remainder thereafter.
Deferred Contract Acquisition Costs
Deferred contract acquisition costs are amortized over a period of benefit of three years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in the software-as-a-service industry.
The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Three Months Ended April 30,
	2021	2020
Beginning balance	$12,093	$6,107
Capitalization of contract acquisition costs	4,122	1,251
Amortization of deferred contract acquisition costs	(1,629)	(711)
Ending balance	$14,586	$6,647

Deferred contract acquisition costs, current	$6,896	$3,073
Deferred contract acquisition costs, noncurrent	7,690	3,574
Total deferred contract acquisition costs	$14,586	$6,647

Note 4.    Fair Value Measurements
The following table summarizes, for assets and liabilities measured at fair value, the respective fair value and classification by level of input within the fair value hierarchy (in thousands):

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	April 30, 2021
	Level 1	Level 2	Level 3	Total
Current Assets
Cash equivalents
Money market funds	$221,599	$—	$—	$221,599
Total cash equivalents	$221,599	$—	$—	$221,599
Marketable securities
U.S. treasury bonds	$30,138	$—	$—	$30,138
Commercial paper	—	48,266	—	48,266
Corporate bonds	—	41,265	—	41,265
Certificate of deposit	—	2,705	—	2,705
Total marketable securities	$30,138	$92,236	$—	$122,374

Non-current Assets
Corporate bonds	—	12,099	—	12,099
Total assets	$251,737	$104,335	$—	$356,072

	January 31, 2021
	Level 1	Level 2	Level 3	Total
Current Assets
Cash equivalents
Money market funds	$207,187	$—	$—	$207,187
Commercial paper	—	2,230	—	2,230
Certificates of deposit	—	1,050	—	1,050
Total cash equivalents	$207,187	$3,280	$—	$210,467
Marketable securities
U.S. treasury bonds	$40,245	$—	$—	$40,245
Commercial paper	—	43,159	—	43,159
Corporate bonds	—	40,286	—	40,286
Certificate of deposit	—	2,706	—	2,706
Total marketable securities	$40,245	$86,151	$—	$126,396

Non-current Assets
Corporate bonds	—	19,125	—	19,125
Total assets	$247,432	$108,556	$—	$355,988

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the Company's investments in marketable securities on the condensed consolidated balance sheets (in thousands):

	April 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current Assets
U.S. treasury bonds	$30,131	$7	$—	$30,138
Commercial paper	48,266	1	(1)	48,266
Corporate bonds	41,266	4	(5)	41,265
Certificates of deposit	2,704	1	—	2,705
Total marketable securities	$122,367	$13	$(6)	$122,374

Non-current Assets
Corporate bonds	12,094	7	(2)	12,099
Total assets	$134,461	$20	$(8)	$134,473

	January 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current Assets
U.S. treasury bonds	$40,236	$9	$—	$40,245
Commercial paper	43,158	2	(1)	43,159
Corporate bonds	40,278	9	(1)	40,286
Certificates of deposit	2,705	1	—	2,706
Total marketable securities	$126,377	$21	$(2)	$126,396

Non-current Assets
Corporate bonds	19,120	8	(3)	19,125
Total assets	$145,497	$29	$(5)	$145,521
The Company periodically evaluates its investments for other-than-temporary declines in fair value. The unrealized losses on the available-for-sale securities were primarily due to unfavorable changes in interest rates subsequent to the initial purchase of these securities. Gross unrealized losses of the Company’s available-for-sale securities that have been in a continuous unrealized loss position for twelve months or longer were immaterial as of April 30, 2021 and January 31, 2021. The Company expects to recover the full carrying value of its available-for-sale securities in an unrealized loss position as it does not intend or anticipate a need to sell these securities prior to recovering the associated unrealized losses. The Company also expects any credit losses would be immaterial based on the high-grade credit rating for each of such available-for-sale securities. As a result, the Company does not consider any portion of the unrealized losses as of April 30, 2021 or January 31, 2021 to represent an other-than temporary impairment or credit losses.
In April 2020, the Company entered into a five-year $40.0 million term loan agreement with Silicon Valley Bank. As of April 30, 2021, $40.0 million was drawn and $39.8 million was outstanding under this term loan. The fair value of the term loan approximates its carrying value since the interest rate is at market.
In January 2020 and June 2020, the Company issued convertible notes to a trust affiliated with the Company’s CEO. The fair value of the convertible notes at issuance on January 30, 2020 and June 26, 2020 was $203.0 million

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
and $112.0 million, respectively. There were no significant changes in fair value between January 30, 2020 and January 31, 2020. At April 30, 2021, the fair values of the convertible notes issued in January 2020 and in June 2020 were $375.9 million and $190.9 million, respectively. The Company considers the fair values of the convertible notes to be a Level 3 measurement as the fair value is estimated using significant unobservable inputs. The fair value of the convertible notes was measured using a binomial lattice model. Inputs used to determine the estimated fair value of the convertible notes include the equity volatility of comparable companies, the risk-free interest rate, and the estimated fair value of the Company’s common stock.
Note 5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	April 30, 2021	January 31, 2021
Desktop and other computer equipment	$2,281	$2,229
Furniture and fixtures	1,937	2,012
Leasehold improvements	13,760	13,686
Capitalized internal-use software	10,755	10,498
Construction in progress[1]	88,699	68,409
Total gross property and equipment	117,432	96,834
Less: Accumulated depreciation and amortization	(23,294)	(22,398)
Total property and equipment, net	$94,138	$74,436
__________________
1 Construction in progress is primarily related to the build-out of the Company's new corporate headquarters. Refer to Note 9. Leases for additional information.
Depreciation and amortization expense was $1.0 million and $0.7 million for the three months ended April 30, 2021 and 2020, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	April 30, 2021	January 31, 2021
Prepaid expenses	$15,826	$16,696
Deferred contract acquisition costs, current	6,896	5,742
Other current assets	3,182	4,857
Total prepaid expenses and other current assets	$25,904	$27,295
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	April 30, 2021	January 31, 2021
Accrued payroll liabilities	$7,834	$10,607
Accrued taxes for fringe benefits	2,266	2,963
Accrued advertising expenses	7,155	7,020
Accrued property and equipment	6,367	4,715
Accrued consulting expenses	3,833	2,393
Accrued sales and value-added taxes	6,050	3,704
Other liabilities	13,030	10,214
Total accrued expenses and other current liabilities	$46,535	$41,616

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6.    Convertible Notes—Related Party
The Company issued two 3.5% unsecured senior mandatory convertible promissory notes in January 2020 (“January 2020 Convertible Note”) and June 2020 (“June 2020 Convertible Note”) (collectively, the “Convertible Notes”) in principal amounts of $300.0 million and $150.0 million, respectively. The Convertible Notes are not transferable except to affiliates, contain no financial or restrictive covenants, and are expressly subordinated in right of payment to any of our existing or future secured indebtedness. Consistent with the terms of the Convertible Notes, in April and June 2020, the Dustin Moskovitz Trust entered into subordination agreements with Silicon Valley Bank to confirm the parties’ agreement that the Convertible Notes are subordinated to the five-year $40.0 million secured term loan facility.
The net carrying amount of the Convertible Notes was as follows (in thousands):

	April 30, 2021	January 31, 2021
Principal	$450,000	$450,000
Unamortized discount	(106,303)	(112,548)
Accrued interest expense	17,640	13,709
Net carrying amount	$361,337	$351,161

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
__________________
1 Subject to customary anti-dilution and other adjustments.

Interest expense related to the Convertible Notes was as follows (in thousands):

	Three Months Ended April 30,
	2021	2020
Amortization of debt discount	$6,246	$4,402
Contractual interest expense	3,930	2,589
Total interest expense	$10,176	$6,991

Note 7. Debt
In April 2020, the Company entered into a five-year $40.0 million term loan agreement with Silicon Valley Bank. As of April 30, 2021, $40.0 million was drawn and $39.8 million was outstanding under this term loan. As of April 30, 2021, the Company was in compliance with all financial covenants related to the term loan.
The net carrying amount of the term loan was as follows (in thousands):

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

April 30, 2021
Principal	$39,833
Accrued Interest	75
Unamortized loan issuance costs	(67)
Net carrying amount	$39,841

Term loan, current	$2,242
Term loan, noncurrent	$37,599

Note 8. Commitments and Contingencies
Standby Letters of Credit
As of April 30, 2021, the Company had several letters of credit outstanding related to its operating leases totaling $21.7 million. The letters of credit expire at various dates between 2021 and 2034.
Purchase Commitments
In January 2021, the Company entered into a 60-month contract with Amazon Web Services for hosting-related services. Pursuant to the terms of the contract, the Company is required to spend a minimum of $103.5 million over the term of the agreement. The commitment may be offset by up to $7.3 million in additional credits subject to the Company meeting certain conditions of the agreement, which the Company has determined are probable to be met. As of April 30, 2021, the Company had payments of $94.4 million remaining on the commitment, of which $1.2 million has been recorded on the Company’s condensed consolidated balance sheet within accounts payable or accrued expenses and other liabilities.
Capital Commitments
During the year ended January 31, 2021, the Company entered into multiple agreements with a construction company related to the build-out of the Company’s new corporate headquarters (see Note 9. Leases). The cumulative contract value is $71.1 million, and as of April 30, 2021, $18.2 million remains unpaid under these agreements, of which $12.7 million has been recorded on the Company’s condensed consolidated balance sheet within accounts payable or accrued expenses and other liabilities.
Indemnification Agreements
The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against any liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual.
Additionally, in the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which it agrees to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. For the three months ended April 30, 2021 and 2020, no demands have been made upon the Company to provide indemnification under such agreements, and there are no claims that the Company is aware of that could have a material adverse effect on its financial position, results of operations, or cash flows.
Contingencies
From time to time in the normal course of business, the Company may be subject to various claims and other legal matters arising in the ordinary course of business. As of April 30, 2021, the Company believes that none of its current legal proceedings would have a material adverse effect on its financial position, results of operations, or cash flows.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 9. Leases
The Company leases real estate facilities under non-cancelable operating leases with various expiration dates through fiscal 2034. The Company has no lease agreements that are classified as finance leases.
The components of lease costs, lease term, and discount rate for operating leases are as follows:

	Three Months Ended
	April 30, 2021	April 30, 2020
Operating lease costs (in thousands)	$9,132	$3,056
Short-term lease costs (in thousands)	728	460
Variable lease costs (in thousands)	189	262
Total lease costs (in thousands)	$10,049	$3,778

	April 30, 2021	April 30, 2020
Weighted-average remaining lease term (in years)	12.0	1.9
Weighted-average discount rate	9.5%	3.4%
Supplemental cash flow information related to operating leases are as follows (in thousands):

	Three Months Ended
	April 30, 2021	April 30, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$2,532	$2,959
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,710	$—
Future minimum lease payments (net of tenant improvement receivables) under non-cancelable operating leases with initial lease terms in excess of one year included in the Company’s lease liabilities as of April 30, 2021 are as follows (in thousands):

Fiscal year ending January 31,	Operating Lease Payments (Net)
2022 (9 months remaining)	$12,435
2023	29,586
2024	27,974
2025	28,032
2026 and thereafter	284,042
Total undiscounted operating lease payments	$382,069
Less: imputed interest	(167,816)
Total operating lease liabilities	$214,253
The Company has an operating lease arrangement for office space in San Francisco, which commenced in May 2020 and expires in October 2033. As part of the agreement, the Company was required to issue a $17.0 million letter of credit upon access to the office space, which occurred in the year ended January 31, 2021. The Company participated in the construction of the office space and has incurred construction costs to prepare the office space for its use, which will be partially reimbursed by the landlord. During the year ended January 31, 2021, all three phases of this lease commenced, and as a result, the Company recognized total ROU assets of $175.5 million, with corresponding operating lease liabilities of $173.4 million, on the consolidated balance sheet as of the respective commencement dates of these three phases. The Company expects to incur a total of approximately $392.4 million of future minimum payments and capital commitments, net of tenant improvement receivables, as of April 30, 2021, inclusive of $372.1 million of net lease payments included in the future minimum lease payments table above and the remaining capital commitments related to the build-out of the Company’s new corporate headquarters referenced in Note 8. Commitments and Contingencies. The lease arrangement also includes a fee for access to additional shared space, for which future payments total $3.9 million.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 10. Net Loss per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended April 30,
	2021	2020
Numerator:
Net loss	$(60,658)	$(35,845)
Denominator:
Weighted-average shares used in calculating net loss per share, basic and diluted	162,079	75,641
Net loss per share, basic and diluted	$(0.37)	$(0.47)
The potential shares of common stock that were excluded from the computation of diluted net loss per share for the period presented because including them would have been anti-dilutive are as follows (in thousands):

	Three Months Ended April 30,
	2021	2020
Redeemable convertible preferred stock	—	73,577
Stock options	20,691	33,796
Restricted stock units	8,185	1,984
Early exercised stock options	548	1,149
Shares issuable pursuant to the 2020 Employee Stock Purchase Plan	81	—
Total	29,505	110,506
Additionally, 17,012,822 and 18,051,810 shares of the Company’s Class B common stock underlying the conversion option in the Convertible Notes are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive for the three months ended April 30, 2021 and 2020, respectively. As noted in Note 6. Convertible Notes—Related Party, the range of shares potentially issuable at maturity of the Convertible Notes is between 17,012,822 and 27,220,504 shares.
Note 11. Stockholders’ Deficit
Common Stock
There are two classes of common stock that total 1,500,000,000 authorized shares: 1,000,000,000 authorized shares of Class A common stock and 500,000,000 authorized shares of Class B common stock. There are 91,685,723 shares of Class A common stock and 71,785,101 shares of Class B common stock issued and outstanding as of April 30, 2021.
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

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
granted generally vest over four years and vest at a rate of 25% upon the first anniversary of the vesting commencement date and 1/48 per month thereafter.
The Company has also issued RSUs pursuant to the 2012 Plan and 2020 Plan. RSUs granted generally vest on a predefined rate over a period of four years contingent upon continuous service.
Shares of common stock purchased under the 2012 Plan and the 2020 Plan plans are subject to certain restrictions and repurchase rights, including the right of first refusal by the Company for sale or transfer of shares to outside parties.
Stock Options
Option activity under the Company’s combined stock plans is set forth below (in thousands, except years and per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual (in years)	Aggregate Intrinsic Value
Balances at January 31, 2021	22,340	$2.85	6.9	$726,455
Options granted	—	—
Options exercised	(1,380)	2.16
Options canceled	(269)	4.51
Balances at April 30, 2021	20,691	$2.88	6.7	$629,865
Vested and exercisable at April 30, 2021	12,124	$2.15	6.0	$377,915
Vested and expected to vest at April 30, 2021	21,239	$2.92	6.8	$645,758
The weighted-average grant-date fair value of options granted and the total intrinsic value of options exercised during the periods presented were as follows:

	Three Months Ended April 30,
	2021	2020
Weighted-average grant-date fair value per share	N/A	$6.77
Aggregate intrinsic value of options exercised (in thousands)	$42,175	$5,089
Early Exercise of Employee Options
The 2009 Plan and 2012 Plan allow for the early exercise of stock options. The consideration received for an early exercise of an option is considered to be a deposit of the exercise price, and the related dollar amount is recorded as a liability and reflected in accrued expenses and other current liabilities and other liabilities in the condensed consolidated balance sheets. This liability is reclassified to additional paid-in capital as the awards vest. If a stock option is early exercised, the unvested shares may be repurchased by the Company in case of employment termination at the price paid by the purchaser for such shares. Shares that were subject to repurchase totaled 548,299 and 1,148,628 at April 30, 2021 and 2020, respectively.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Determination of Fair Values
The assumptions used in the Black-Scholes pricing model for stock-based compensation for options granted in the periods below were as follows:

	Three Months Ended April 30,
	2021	2020
Risk-free interest rate	N/A	1.2%
Expected term	N/A	8 years
Dividend yield	N/A	—%
Expected volatility	N/A	44.6%
Restricted Stock Units
The Company’s RSU activity is set forth below (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested RSUs at January 31, 2021	8,199	$19.01	$289,987
RSUs granted	631	35.13
RSUs vested	(408)	15.93
RSUs cancelled/forfeited	(237)	18.51
Unvested RSUs at April 30, 2021	8,185	20.41	$272,731
RSUs vested, not yet released at April 30, 2021	198	$13.40
Stock-Based Compensation Expense
Stock-based compensation for stock-based awards to employees and non-employees in the Company’s condensed consolidated statements of operations for the periods below were as follows (in thousands):

	Three Months Ended April 30,
	2021	2020
Cost of revenues	$120	$46
Research and development	9,140	2,081
Sales and marketing	4,153	1,099
General and administrative	2,618	756
Total stock-based compensation expense	$16,031	$3,982
The stock-based compensation expense related to options granted to non-employees for the three months ended April 30, 2021 and 2020 were not material.
Total unrecognized compensation costs related to unvested awards not yet recognized under all equity compensation plans was as follows:

	April 30, 2021
	Unrecognized Expense (in thousands)	Weighted-Average Expected Recognition Period (in years)
Stock options	$21,267	2.0
RSUs	151,825	3.3
Total unrecognized stock-based compensation expense (unaudited)	$173,092	3.1

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
Current employees who purchase shares under the ESPP may not sell such shares prior to the first anniversary of such purchase date and such shares will be designated with an applicable resale restriction. As of April 30, 2021, 250,270 shares have been purchased under the ESPP.
During the three months ended April 30, 2021, the Company recognized $2.4 million of stock-based compensation expense related to ESPP and withheld $2.0 million in contributions from employees. As of April 30, 2021, total unrecognized compensation costs related to the 2020 ESPP was $6.6 million, which will be amortized over a weighted average vesting term of 1.0 year.
Note 12.    Interest Income and Other Income (Expense), Net
Interest income and other income (expense), net consist of the following (in thousands):

	Three Months Ended April 30,
	2021	2020
Interest income	$94	$694
Unrealized gains (losses) on foreign currency transactions	111	(158)
Other non-operating expense	(197)	(182)
	$8	$354
Note 13.    Income Taxes
For the three months ended April 30, 2021 and April 30, 2020, the Company's income tax expense was $0.3 million and $0.1 million, respectively. The Company's income tax expense for the three months ended April 30, 2021 and April 30, 2020 is due primarily to income taxes in foreign jurisdictions.

Note 14.    Geographic Information
The following tables set forth revenues and long-lived assets, including operating lease ROU assets, by geographic area for the periods presented below (in thousands):
Revenues

	Three Months Ended April 30,
	2021	2020
United States	$44,107	$28,973
International	32,566	18,733
Total revenues	$76,673	$47,706

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Revenues by geography are based on the billing address of the customer.
Long-Lived Assets

	April 30, 2021	January 31, 2021
United States	$271,033	$252,521
International	4,198	4,839
Total long-lived assets	$275,231	$257,360

Note 15.    Related Party Transactions
In January and June 2020, the Company issued Convertible Notes to a trust affiliated with the Company’s CEO. See Note 6, “Convertible Notes—Related Party” for further details.
During the fiscal year ended January 31, 2020, the Company began leasing certain office facilities from a company affiliated with a Board member of the Company. Rent payments made under these leases totaled $0.5 million and $0.5 million during the three months ended April 30, 2021 and April 30, 2020, respectively.
The Company has entered into an advertising agreement with a company affiliated with a Board member of the Company. Payments under this agreement totaled $0.2 million during the three months ended April 30, 2021. There were no payments under this agreement during the three months ended April 30, 2020.
The Company has entered into various recurring subscription agreements with a company affiliated with a Board member of the Company. The Company recognized revenue of $0.1 million and less than $0.1 million under these subscription agreements during the three months ended April 30, 2021 and April 30, 2020, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on March 30, 2021. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.
Overview
Asana is a work management platform that helps teams orchestrate work, from daily tasks to cross-functional strategic initiatives. Over 100,000 paying customers use Asana to manage everything from product launches to marketing campaigns to organization-wide goal setting. Our platform adds structure to unstructured work, creating clarity, transparency, and accountability to everyone within an organization—individuals, team leads, and executives—so they understand exactly who is doing what, by when.
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
As of April 30, 2021 we had over 100,000 paying customers, compared to over 77,000 as of April 30, 2020. We define a customer as a distinct account, which could include a team, company, educational or government institution, organization, or distinct business unit of a company, that is on a paid subscription plan, a free version, or a free trial of one of our paid subscription plans. A single organization may have multiple customers. We define a paying customer as a customer on a paid subscription plan. Our top 100 customers accounted for approximately 13% and 10% of our revenues for the three months ended April 30, 2021 and April 30, 2020, respectively.
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

As of April 30, 2021, we had 11,272 customers spending over $5,000 who contributed approximately 64% of revenues for the three months then ended. As of April 30, 2020, we had 7,345 customers spending over $5,000 who contributed approximately 56% of revenue for the three months then ended.
As of April 30, 2021 and 2020, we had 485 and 252 customers spending over $50,000, respectively.
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
As of April 30, 2021 and 2020, our dollar-based net retention rate was over 115% and over 120%, respectively. Our dollar-based net retention rate has declined year over year as a result of the COVID-19 pandemic and a disproportionate impact on smaller businesses that were particularly affected by the pandemic.
As of April 30, 2021 and 2020, our dollar-based net retention rate for customers spending over $5,000 with us on an annualized basis was 123% and over 125%, respectively. Our dollar-based net retention rate for customers spending over $50,000 with us on an annualized basis for the same periods was over 140%.
Impact of COVID-19
As a result of the COVID-19 pandemic, we temporarily closed our headquarters and other physical offices, required our employees and contractors to work remotely, and implemented travel restrictions, all of which represent a significant disruption in how we operate our business. The operations of our partners and customers have likewise been disrupted, with a disproportionate impact on smaller businesses that were particularly affected by the pandemic. This impact is most evident in the decline of our overall dollar-based net retention rate for the quarter ended April 30, 2021 over on an annualized basis for the same quarter, while our dollar-based net retention rates remained relatively steady for customers who spent over $5,000 and over $50,000. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment and mitigation actions and the availability and widespread use of effective vaccines, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the conditions caused by this pandemic could affect the rate of global IT spending and could adversely affect demand for our platform, lengthen our sales cycles, reduce the value or duration of subscriptions, negatively impact collections of accounts receivable, reduce expected spending from new customers, cause some of our paying customers to go out of business, limit the ability of our direct sales force to travel to customers and potential customers, and affect contraction or attrition rates of our customers, all of which could adversely affect our business, results of operations, and financial condition during fiscal 2022 and potentially future periods.
Non-GAAP Financial Measures
The following tables present certain non-GAAP financial measures for each period presented below. In addition to our results determined in accordance with GAAP, we believe these non-GAAP financial measures are useful in evaluating our operating performance. See below for a description of the non-GAAP financial measures and their limitations as an analytical tool.

	Three Months Ended April 30,
	2021	2020

	(in thousands)
Non-GAAP loss from operations	$(33,303)	$(23,917)
Non-GAAP net loss	$(33,803)	$(23,686)
Free cash flow	$(7,664)	$(17,063)
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
We define non-GAAP net loss as net loss plus stock-based compensation expense and the related employer payroll tax associated with RSUs, amortization of discount and non-cash contractual interest expense related to our senior mandatory convertible promissory notes, and non-recurring costs such as direct listing expenses.
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

The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.
Non-GAAP Loss From Operations

	Three Months Ended April 30,
	2021	2020

	(in thousands)
Loss from operations	$(49,982)	$(29,085)
Add:
Stock-based compensation and related employer payroll tax associated with RSUs	16,679	3,982
Direct listing expenses	—	1,186
Non-GAAP loss from operations	$(33,303)	$(23,917)

Non-GAAP Net Loss

	Three Months Ended April 30,
	2021	2020

	(in thousands)
Net loss	$(60,658)	$(35,845)
Add:
Stock-based compensation and related employer payroll tax associated with RSUs	16,679	3,982
Amortization of discount on convertible notes	6,246	4,402
Non-cash interest expense	3,930	2,589
Direct listing expenses	—	1,186
Non-GAAP net loss	$(33,803)	$(23,686)

Free Cash Flow

	Three Months Ended April 30,
	2021	2020

	(in thousands)
Net cash provided by (used in) investing activities	$(6,451)	$26,857
Net cash provided by financing activities	$17,921	$903

Net cash used in operating activities	$(7,444)	$(18,154)
Less:
Purchases of property and equipment	(16,969)	(2,081)
Capitalized internal-use software	(183)	(461)
Add:
Purchases of property and equipment for build-out of corporate headquarters	16,662	1,658
Direct listing expenses paid	270	1,975
Free cash flow	$(7,664)	$(17,063)

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
We have recognized and will continue to recognize certain expenses as part of our transition to a publicly traded company, consisting of professional fees and other expenses. In the quarters leading up to the listing of our Class A common stock on the NYSE, we incurred professional fees and expenses, and in the quarter of our listing we incurred fees paid to our financial advisors in addition to other professional fees and expenses related to such listing. We expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a U.S. securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC. In addition, as a public company, we incur additional costs associated with accounting, compliance, insurance, and investor relations. As a result, we expect our general and administrative expenses to continue to increase in dollar amount for the foreseeable future but to generally decrease as a percentage of our revenues over the longer term, although the percentage may fluctuate from period to period depending on the timing and amount of our general and administrative expenses.
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

	Three Months Ended April 30,
	2021	2020

	(in thousands)
Revenues	$76,673	$47,706
Cost of revenues (1)	7,914	6,206
Gross profit	68,759	41,500
Operating expenses:
Research and development (1)	39,967	22,383
Sales and marketing (1)	56,784	36,091
General and administrative (1)	21,990	12,111
Total operating expenses	118,741	70,585
Loss from operations	(49,982)	(29,085)
Interest income and other income (expense), net	8	354
Interest expense	(10,374)	(6,991)
Loss before provision for income taxes	(60,348)	(35,722)
Provision for income taxes	$310	$123
Net loss	$(60,658)	$(35,845)
__________________
(1)Amounts include stock-based compensation expense as follows:

	Three Months Ended April 30,
	2021	2020

	(in thousands)
Cost of revenues	$120	$46
Research and development	9,140	2,081
Sales and marketing	4,153	1,099
General and administrative	2,618	756
Total stock-based compensation expense	$16,031	$3,982

The following table sets forth the components of our statements of operations data, for each of the periods presented, as a percentage of revenues.

	Three Months Ended April 30,
	2021	2020

	(percent of revenues)
Revenues	100%	100%
Cost of revenues	10	13
Gross margin	90	87
Operating expenses:
Research and development	52	47
Sales and marketing	74	76
General and administrative	29	25
Total operating expenses	155	148
Loss from operations	(65)	(61)
Interest income and other income (expense), net	*	*
Interest expense	(14)	(15)
Loss before provision for income taxes	(79)	(75)
Provision for income taxes	*	*
Net loss	(79)%	(75)%
________________
* Less than 1%
Note: Certain figures may not sum due to rounding.
Comparison of Three Months Ended April 30, 2021 to Three Months Ended April 30, 2020
Revenues

	Three Months Ended April 30,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Revenues	$76,673	$47,706	$28,967	61%
Revenues increased $29.0 million, or 61%, during the three months ended April 30, 2021 compared to the three months ended April 30, 2020. The increase in revenues was primarily due to the addition of new paying customers, a continued shift in our sales mix toward larger customer contracts, and revenues generated from our existing paying customers as reflected by our dollar-based net retention rate of over 115% as of April 30, 2021.
Cost of Revenues and Gross Margin

	Three Months Ended April 30,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Cost of revenues	$7,914	$6,206	$1,708	28%
Gross margin	90%	87%
Cost of revenues increased $1.7 million, or 28%, during the three months ended April 30, 2021 compared to the three months ended April 30, 2020. The increase was primarily due to an increase of $0.6 million in personnel-related costs due to increased headcount, $0.6 million in credit card processing fees, $0.2 million in third-party hosting costs as we increased capacity to support customer usage and growth of our customer base and $0.1 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure.

Our gross margin increased during the three months ended April 30, 2021 compared to the three months ended April 30, 2020 as we increased our revenues, more efficiently managed third-party hosting costs, and realized benefits due to economies of scale resulting from increased efficiency with our technology and infrastructure.
Operating Expenses

	Three Months Ended April 30,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Research and development	$39,967	$22,383	$17,584	79%
Sales and marketing	56,784	36,091	20,693	57%
General and administrative	21,990	12,111	9,879	82%
Total operating expenses	$118,741	$70,585	$48,156	68%
Research and Development
Research and development expenses increased $17.6 million, or 79%, during the three months ended April 30, 2021 compared to the three months ended April 30, 2020. The increase was primarily due to $15.2 million in personnel-related costs due to increased headcount and an increase of $2.2 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure.
Sales and Marketing
Sales and marketing expenses increased $20.7 million, or 57%, during the three months ended April 30, 2021 compared to the three months ended April 30, 2020. The increase was primarily due to an increase of $10.9 million in personnel-related expenses driven by higher headcount, an increase of $4.1 million in performance marketing, branding spend, and lead generation, an increase of $2.2 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure, and an increase of $2.1 million in fees to marketing vendors.
General and Administrative
General and administrative expenses increased $9.9 million, or 82%, during the three months ended April 30, 2021 compared to the three months ended April 30, 2020. The increase was primarily due to an increase of $5.6 million in personnel-related expenses as a result of higher headcount, an increase of $1.5 million in other operating expenses, an increase of $1.4 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure expenses, an increase of $1.4 million related to increased insurance incurred as a result of becoming a public company, partially offset by a decrease of $0.7 million in fees related to our direct listing.
Interest Income, Interest Expense, and Other Income (Expense), Net

	Three Months Ended April 30,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Interest income and other income (expense), net	$8	$354	$(346)	(98)%
Interest expense	(10,374)	(6,991)	(3,383)	48%
Interest income and other income (expense), net decreased $0.3 million during the three months ended April 30, 2021 compared to the three months ended April 30, 2020 due primarily to an increase in losses on foreign currency transactions and decreased gains from our investments in marketable securities. Interest expense increased $3.4 million during the three months ended April 30, 2021 compared to the three months ended April 30, 2020, primarily due to the issuance of the senior mandatory convertible promissory notes to a trust affiliated with our CEO in January 2020 and June 2020.

Liquidity and Capital Resources
Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock and common stock, the issuance of senior mandatory convertible promissory notes in January and June 2020 to a trust affiliated with our CEO, and cash generated from the sale of subscriptions to our platform. We have generated losses from our operations as reflected in our accumulated deficit of $602.1 million as of April 30, 2021 and negative cash flows from operating activities for the three months ended April 30, 2021 and 2020. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer usage and growth in our customer base, increased research and development expenses to support the growth of our business and related infrastructure, and increased general and administrative expenses to support being a publicly traded company.
As of April 30, 2021, our principal sources of liquidity were cash, cash equivalents, and marketable securities including non-current investments of $398.4 million.
In April 2020, we entered into a five-year $40.0 million term loan agreement with Silicon Valley Bank. The agreement provides for a senior secured term loan facility, in an aggregate principal amount of up to $40.0 million, to be used for the construction of our new corporate headquarters. Interest will accrue on any outstanding balance at a floating rate per annum equal to the prime rate (as publicly announced from time to time by the Wall Street Journal) plus an applicable margin equal to either (a) 0% if our unrestricted cash at the lender is equal to or less than $80.0 million, or (b) (0.5)% if our unrestricted cash at the lender is between $80.0 million and $100.0 million, or (c) (1.0)% if our unrestricted cash balance at the lender is equal to or greater than $100.0 million. Interest shall be payable monthly. As of April 30, 2021, $40.0 million was drawn and $39.8 million was outstanding under this term loan.
A substantial source of our cash provided by operating activities is our deferred revenue, which is included on our condensed consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenues over the term of the subscription agreement. As of April 30, 2021, we had $125.9 million of deferred revenue, of which $122.9 million was recorded as a current liability. This deferred revenue will be recognized as revenues when all of the revenue recognition criteria are met.
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
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended April 30,
	2021	2020

	(in thousands)
Net cash used in operating activities	$(7,444)	$(18,154)
Net cash provided by (used in) investing activities	(6,451)	26,857
Net cash provided by financing activities	17,921	903
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
Net cash used in operating activities of $7.4 million for the three months ended April 30, 2021 reflects our net loss of $60.7 million, adjusted by non-cash items such as stock-based compensation expense of $16.0 million, amortization of discount on convertible notes of $6.3 million, non-cash lease expense of $4.5 million, non-cash interest expense of $3.9 million, amortization of deferred contract acquisition costs of $1.6 million, depreciation and amortization of $1.0 million, provision for doubtful accounts of $0.2 million, and net cash inflows of $19.3 million from changes in our operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities primarily consisted of a $20.0 million increase in deferred revenue, resulting from increased billings for subscriptions, a $6.4 million increase in operating lease liabilities, and a $2.8 million increase in accrued expenses and other liabilities primarily from an increase in accrued sales and value-added taxes. These amounts were partially offset by a $3.2 million increase in accounts receivable due to higher customer billings, a $2.5 million decrease in accounts payable, a $2.4 million increase in prepaid expenses and other current assets related to an increase in deferred contract acquisition costs, and a $1.9 million increase in other assets.
Net cash used in operating activities of $18.2 million for the three months ended April 30, 2020 reflects our net loss of $35.8 million, adjusted by non-cash items such as amortization of discount on convertible notes of $4.4 million, stock-based compensation expense of $4.0 million, non-cash lease expense of $3.0 million, non-cash interest expense of $2.6 million, depreciation and amortization of $0.7 million, amortization of deferred contract acquisition costs of $0.7 million, and net cash inflows of $2.0 million from changes in our operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities primarily consisted of a $6.0 million increase in deferred revenue resulting from increased billings for subscriptions, and a $3.1 million increase in accounts payable. These amounts were partially offset by a $3.0 million decrease in operating lease liabilities, a $1.1 million increase in prepaid expenses and other current assets primarily related to an increase in deferred contract acquisition costs, and a $2.9 million increase in accounts receivable due to higher customer billings.
Investing Activities
Net cash used in investing activities of $6.5 million for the three months ended April 30, 2021 consisted of $34.0 million in purchases of marketable securities, $17.0 million in purchases of property and equipment from an increase in construction in progress, and $0.2 million in capitalized internal-use software costs. This was partially offset by $44.4 million in maturities of marketable securities and $0.4 million in sales of marketable securities.
Net cash provided by investing activities of $26.9 million for the three months ended April 30, 2020 consisted of $29.4 million in maturities of marketable securities. This amount was partially offset by $2.1 million in purchases of property and equipment from an increase in construction in progress, and $0.5 million in capitalized internal-use software costs.
Financing Activities
Net cash provided by financing activities of $17.9 million for the three months ended April 30, 2021 consisted of $9.0 million in net proceeds from our term loan, $6.1 million in proceeds from our employee stock purchase plan, and $3.0 million in proceeds from the exercise of stock options, partially offset by $0.2 million for the repayment of our term loan.
Net cash provided by financing activities of $0.9 million for the three months ended April 30, 2020 primarily consisted of $1.0 million in proceeds from the exercise of stock options, partially offset by $0.1 million in repurchases of common stock.
Contractual Obligations and Commitments
During the three months ended April 30, 2021, there were no material changes in our contractual obligations and other commitments, as disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2021, other than the amendments to the operating lease for our corporate headquarters in San Francisco, which commenced in May 2020 and expires in October 2033. We expect to incur a total of approximately $392.4 million of future minimum payments and capital commitments related to this lease of as of April 30, 2021.
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
There have been no changes to our critical accounting policies and estimates during the three months ended April 30, 2021 as compared to those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K filed with the SEC on March 30, 2021.
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

Interest Rate Risk
Our cash, cash equivalents, and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds and U.S. government securities. As of April 30, 2021, we had cash and cash equivalents of $263.9 million and marketable securities including non-current investments of $134.5 million. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. However, due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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
Foreign Currency Risk
The vast majority of our subscription agreements are denominated in U.S. dollars, with a small number of subscription agreements denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies, and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, Canadian Dollar, Australian Dollar, Japanese Yen, Icelandic Krona, and Singapore Dollar. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our condensed consolidated statements of operations. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
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
We have incurred net losses in each fiscal year since our founding. We generated net losses of $60.7 million and $35.8 million for the three months ended April 30, 2021 and 2020, respectively. As of April 30, 2021, we had an accumulated deficit of $602.1 million. We do not expect to be profitable in the near future, and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. These losses reflect, among other things, the significant investments we made to develop and commercialize our platform, serve our existing customers, and broaden our customer base.
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
A significant part of our business strategy and culture is to focus on long-term growth and customer success over short-term financial results. For example, in the three months ended April 30, 2021, we increased our operating expenses to $118.7 million as compared to $70.6 million in the three months ended April 30, 2020. In the three months ended April 30, 2021, our net loss increased to $60.7 million from $35.8 million in the three months ended April 30, 2020. As a result, in the near and medium term, we may continue to operate at a loss, or our near- and medium-term profitability may be lower than it would be if our strategy were to maximize near- and medium-term profitability. We expect to continue making significant expenditures on sales and marketing efforts, and expenditures to grow our platform and develop new features, integrations, capabilities, and enhancements to our platform. Such expenditures may not result in improved business results or profitability over the long term. If we are ultimately unable to achieve or improve profitability at the level or during the time frame anticipated by securities or industry analysts and our stockholders, the trading price of our Class A common stock may decline.
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
In December 2019, COVID-19 was first reported to the World Health Organization, or WHO. In January 2020, the WHO declared the outbreak to be a public health emergency, and in March 2020, the WHO characterized COVID-19 as a pandemic. Since then, the COVID-19 pandemic and efforts to control its spread and severity have significantly curtailed the movement of people, goods, and services worldwide. As a result, we have closed our headquarters and most of our other offices, required our employees and contractors to work remotely, implemented travel restrictions, and shifted company events and meetings to virtual-only experiences, all of which continued throughout 2020 and into 2021. These measures represent a significant disruption in how we operate our business, and we currently do not have visibility on when we may return to normal operations. The operations of our partners, vendors, and customers have likewise been disrupted.
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
Security breaches compromising the confidentiality, integrity, and availability of this information or our systems could result from cyber attacks, software bugs and vulnerabilities, malicious code, malware, viruses, social engineering (including phishing), ransomware, supply chain attacks and vulnerabilities through our third-party partners, credential stuffing, efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations, errors or malfeasance of our personnel, misconfiguration, and security vulnerabilities in the software or systems on which we rely. Breaches of our security measures or those of our third-party service providers or cyber security incidents would result in unauthorized access to our sites, networks, systems, and accounts; unauthorized access to, and misappropriation of, individuals’ personal information or other confidential or proprietary information of ourselves, our customers, or other third parties; viruses, worms, spyware, or other malware being served from our platform, mobile application, networks, or systems; deletion or modification of content or the display of unauthorized content on our platform; interruption, disruption, or malfunction of operations; costs relating to breach remediation, deployment of additional personnel and protection technologies, and response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; or litigation, regulatory action, and other potential liabilities. If any of these breaches of security should occur, we cannot guarantee that recovery protocols and backup systems will be sufficient to prevent data loss. Additionally, if any of these breaches occur, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches, and we could be exposed to risk of loss, litigation or regulatory action, and other potential liability. Actual or anticipated security breaches or attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Additionally, there is an increased risk that we may experience cybersecurity-related events such as the reported cybersecurity attack on SolarWinds and a large number of its customers and other security challenges as a result of most of our employees and our service providers working remotely from non-corporate-managed networks during the ongoing COVID-19 pandemic and potentially beyond.

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
We receive, process, store, and use business and personal information belonging to our users and customers. There are numerous federal, state, local, and foreign laws and regulations regarding data protection and the storing, sharing, use, processing, disclosure, and protection of business and personal information. These laws continue to evolve in scope and are subject to differing interpretations and may contain inconsistencies or pose conflicts with other legal requirements. We seek to comply with applicable laws, regulations, policies, legal obligations, and industry standards and have developed privacy policies, data processing addenda, and internal privacy procedures to reflect such compliance. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Failure or perceived failure by us to comply with our privacy policies, privacy-related obligations to users, customers, or other third parties, or our privacy-related legal obligations, or any data compromise that results in the unauthorized release, misuse, or transfer of business or personal information or other user or customer data, may result in domestic or foreign governmental enforcement actions, fines, litigation, or public statements against us by our users, customers, consumers, regulators, consumer advocacy groups, or others, which would have an adverse effect on our reputation and business. We could also incur significant costs investigating and defending such claims and, if we are found liable, significant damages.

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
Data protection legislation is also becoming increasingly common in the United States at both the federal and state level. For example, the California Consumer Privacy Act of 2018, or the CCPA, came into effect on January 1, 2020 and final CCPA regulations were issued in August 2020. The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use, and sharing practices, allows consumers to opt out of certain data sharing with third parties and exercise certain individual rights regarding their personal information, provides a new cause of action for data breaches, and provides for penalties for noncompliance of up to $7,500 per violation. While we have implemented a CCPA compliance program that we continue to evaluate and improve upon, we still do not know how the California Attorney General will interpret or enforce many aspects of the CCPA. Additionally, the California Privacy Rights Act (“CPRA”) was approved by voters in California in November 2020, and beginning in January 2023 will impose additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It will also create a new California data protection agency to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. Aspects of the CCPA and CPRA and their interpretation and enforcement remain uncertain. The potential effects of the CCPA and CRPA are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Similar laws have been proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging. For example, in March 2021 Virginia enacted the Virginia Consumer Data Protection Act, a comprehensive privacy statute that shares similarities with the CCPA and CPRA.

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
For the three months ended April 30, 2021, 42% of our revenues were generated from customers outside the United States. We have operations in Dublin, London, Munich, Paris, Reykjavik, Singapore, Sydney, Tokyo, and Vancouver, in addition to New York and San Francisco. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. In addition, we will face risks in doing business internationally that could adversely affect our business and results of operations, including:
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
Dustin Moskovitz, our co-founder, President, Chief Executive Officer, Chair, and largest stockholder, beneficially owns a significant percentage of our outstanding Class A common stock and Class B common stock, together, representing a majority of the voting power of our capital stock as of April 30, 2021. Mr. Moskovitz could exert substantial influence over matters requiring approval by our stockholders. This concentration of ownership may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders. Additionally, if our two 3.5% senior mandatory convertible promissory notes due 2025 convert into Class B common stock on or before the maturity dates, the voting power held by Mr. Moskovitz will further increase.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchase of Equity Securities
The following table contains information relating to the repurchases of our common stock made by us in the three months ended April 30, 2021.

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share
February 1 - February 28, 2021	—	—
March 1 - March 31, 2021	6,043	$2.10
April 1 - April 30, 2021	—	—
Total	6,043	$2.10
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

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-39495	3.1	September 21, 2020
3.2	Restated Bylaws of the Registrant	8-K	001-39495	3.2	September 21, 2020
4.1	Omnibus Amendment to Financing Agreements	S-1/A	333-248303	4.3	September 9, 2020
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2021, has been formatted in Inline XBRL
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

ASANA, INC.

Date: June 4, 2021	By:	/s/ Dustin Moskovitz
Dustin Moskovitz
President, Chief Executive Officer, and Chair
(Principal Executive Officer)

Date: June 4, 2021	By:	/s/ Tim Wan
Tim Wan
Chief Financial Officer
(Principal Financial Officer)