Form 10-Q
period 2021-07-31
Asana, Inc.
filed 2021-09-03
CIK 1477720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021

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
633 Folsom Street, Suite 100
San Francisco, California 94107
(Address of principal executive offices and Zip Code)
(415) 525-3888
(Registrant’s telephone number, including area code)
___________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.00001 par value per share	ASAN	New York Stock Exchange Long-Term Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 31, 2021, the number of shares of the registrant’s Class A common stock outstanding was 95,138,121 and the number of shares of the registrant’s Class B common stock outstanding was 88,762,762.

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
•The ongoing COVID-19 pandemic has affected how we and our customers operate and has adversely affected the global economy, and the duration and extent to which this will affect our business, future results of operations, and financial condition remains uncertain.
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ASANA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	July 31, 2021	January 31, 2021
Assets
Current assets
Cash and cash equivalents	$270,315	$259,878
Marketable securities	103,270	126,396
Accounts receivable, net	34,612	32,194
Prepaid expenses and other current assets	26,999	27,295
Total current assets	435,196	445,763
Property and equipment, net	101,337	74,436
Operating lease right-of-use assets	177,971	182,924
Investments, noncurrent	8,739	19,125
Other assets	12,265	8,871
Total assets	$735,508	$731,119

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$6,013	$9,599
Accrued expenses and other current liabilities	60,020	41,616
Deferred revenue, current	135,970	103,875
Operating lease liabilities, current	5,577	8,386
Total current liabilities	207,580	163,476
Term loan, net	36,604	29,508
Convertible notes, net—related party	—	351,161
Operating lease liabilities, noncurrent	207,984	196,802
Other liabilities	4,076	2,961
Total liabilities	456,244	743,908
Commitments and contingencies (Note 8)
Stockholders' equity (deficit)
Common stock	2	2
Additional paid-in capital	949,784	528,616
Accumulated other comprehensive income (loss)	(63)	39
Accumulated deficit	(670,459)	(541,446)
Total stockholders’ equity (deficit)	279,264	(12,789)
Total liabilities and stockholders’ equity (deficit)	$735,508	$731,119

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Revenues	$89,478	$52,024	$166,151	$99,730
Cost of revenues	9,869	7,021	17,783	13,227
Gross profit	79,609	45,003	148,368	86,503
Operating expenses:
Research and development	48,454	25,959	88,421	48,342
Sales and marketing	63,930	38,822	120,714	74,913
General and administrative	27,276	13,806	49,266	25,917
Total operating expenses	139,660	78,587	258,401	149,172
Loss from operations	(60,051)	(33,584)	(110,033)	(62,669)
Interest income and other income (expense), net	(328)	1,045	(320)	1,399
Interest expense	(7,351)	(8,364)	(17,725)	(15,355)
Loss before provision for income taxes	(67,730)	(40,903)	(128,078)	(76,625)
Provision for income taxes	625	163	935	286
Net loss	$(68,355)	$(41,066)	$(129,013)	$(76,911)
Net loss per share:
Basic and diluted	$(0.40)	$(0.54)	$(0.78)	$(1.01)
Weighted-average shares used in calculating net loss per share:
Basic and diluted	170,600	76,381	166,412	76,015

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Net loss	$(68,355)	$(41,066)	$(129,013)	$(76,911)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	4	(38)	(7)	(21)
Change in foreign currency translation adjustments	(130)	133	(95)	75
Comprehensive loss	$(68,481)	$(40,971)	$(129,115)	$(76,857)

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Three Months Ended July 31, 2021
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at April 30, 2021	—	$—	163,471	$2	$554,340	$63	$(602,104)	$(47,699)
Issuance of common stock upon the exercise of options	—	—	2,656	—	5,965	—	—	5,965
Vesting of early exercised stock options	—	—	—	—	663	—	—	663
Repurchases of common stock	—	—	(4)	—	—	—	—	—
Issuance of common stock upon the vesting and settlement of restricted stock units, net of shares withheld for taxes	—	—	589	—	—	—	—	—
Issuance of common stock under employee share purchase plan	—	—	—	—	—	—	—	—
Issuance of common stock upon conversion of convertible notes—related party	—	—	17,013	—	368,459	—	—	368,459
Stock-based compensation expense	—	—	—	—	20,357	—	—	20,357
Net unrealized gain on marketable securities	—	—	—	—	—	4	—	4
Foreign currency translation adjustments	—	—	—	—	—	(130)	—	(130)
Net loss	—	—	—	—	—	—	(68,355)	(68,355)
Balances at July 31, 2021	—	$—	183,725	$2	$949,784	$(63)	$(670,459)	$279,264

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)-CONTINUED
(in thousands)
(unaudited)

	Three Months Ended July 31, 2020
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at April 30, 2020	73,577	$250,581	77,159	$1	$190,112	$(143)	$(365,581)	$(175,611)
Issuance of common stock upon the exercise of options	—	—	565	—	682	—	—	682
Vesting of early exercised stock options	—	—	—	—	894	—	—	894
Issuance of common stock upon the vesting and settlement of restricted stock units, net of shares withheld for taxes	—	—	14	—	(120)	—	—	(120)
Stock-based compensation expense	—	—	—	—	5,449	—	—	5,449
Net unrealized loss on marketable securities	—	—	—	—	—	(38)	—	(38)
Deemed capital contribution on issuance of convertible note—related party	—	—	—	—	37,973	—	—	37,973
Foreign currency translation adjustments	—	—	—	—	—	133	—	133
Net loss	—	—	—	—	—	—	(41,066)	(41,066)
Balances at July 31, 2020	73,577	$250,581	77,738	$1	$234,990	$(48)	$(406,647)	$(171,704)

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Six Months Ended July 31, 2021
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at January 31, 2021	—	$—	161,480	$2	$528,616	$39	$(541,446)	$(12,789)
Issuance of common stock upon the exercise of options	—	—	4,036	—	8,815	—	—	8,815
Vesting of early exercised stock options	—	—	—	—	1,305	—	—	1,305
Repurchases of common stock	—	—	(10)	—	—	—	—	—
Issuance of common stock upon the vesting and settlement of restricted stock units, net of shares withheld for taxes	—	—	956	—	—	—	—	—
Issuance of common stock under employee share purchase plan	—	—	250	—	6,127	—	—	6,127
Issuance of common stock upon conversion of convertible notes—related party	—	—	17,013	—	368,459	—	—	368,459
Stock-based compensation expense	—	—	—	—	36,462	—	—	36,462
Net unrealized loss on marketable securities	—	—	—	—	—	(7)	—	(7)
Foreign currency translation adjustments	—	—	—	—	—	(95)	—	(95)
Net loss	—	—	—	—	—	—	(129,013)	(129,013)
Balances at July 31, 2021	—	$—	183,725	$2	$949,784	$(63)	$(670,459)	$279,264

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)-CONTINUED
(in thousands)
(unaudited)

	Six Months Ended July 31, 2020
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at January 31, 2020	73,577	$250,581	76,688	$1	$184,522	$(102)	$(329,736)	$(145,315)
Issuance of common stock upon the exercise of options	—	—	1,030	—	1,428	—	—	1,428
Vesting of early exercised stock options	—	—	—	—	1,731	—	—	1,731
Issuance of common stock upon the vesting and settlement of restricted stock units, net of shares withheld for taxes	—	—	20	—	(186)	—	—	(186)
Stock-based compensation expense	—	—	—	—	9,522	—	—	9,522
Net unrealized loss on marketable securities	—	—	—	—	—	(21)	—	(21)
Deemed capital contribution on issuance of convertible note—related party	—	—	—	—	37,973	—	—	37,973
Foreign currency translation adjustments	—	—	—	—	—	75	—	75
Net loss	—	—	—	—	—	—	(76,911)	(76,911)
Balances at July 31, 2020	73,577	$250,581	77,738	$1	$234,990	$(48)	$(406,647)	$(171,704)

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2021	2020
Cash flows from operating activities
Net loss	$(129,013)	$(76,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	766	1,120
Depreciation and amortization	2,372	1,516
Gain on sale of property and equipment	38	—
Amortization of deferred contract acquisition costs	3,622	1,585
Stock-based compensation expense	36,412	9,358
Net accretion of discount on marketable securities	586	(53)
Non-cash lease expense	8,780	6,585
Amortization of discount on convertible notes and term loan issuance costs	10,636	9,614
Non-cash interest expense	6,670	5,739
Changes in operating assets and liabilities:
Accounts receivable	(1,000)	(4,752)
Prepaid expenses and other current assets	(5,571)	(4,377)
Other assets	(3,511)	(1,362)
Accounts payable	1,692	1,541
Accrued expenses and other current liabilities	13,350	3,498
Deferred revenue	33,670	10,939
Operating lease liabilities	4,541	(4,310)
Net cash used in operating activities	(15,960)	(40,270)
Cash flows from investing activities
Purchases of marketable securities	(48,470)	—
Sales of marketable securities	351	—
Maturities of marketable securities	81,039	38,942
Purchases of property and equipment	(29,557)	(12,401)
Sales of property and equipment	20	—
Capitalized internal-use software	(296)	(818)
Net cash provided by investing activities	3,087	25,723
Cash flows from financing activities
Proceeds from term loan, net of issuance costs	9,000	2,915
Repayment of term loan	(667)	—
Proceeds from issuance of convertible notes—related party	—	150,000
Taxes paid related to net share settlement of equity awards	—	(186)
Repurchases of common stock	(36)	—
Proceeds from exercise of stock options	8,968	1,751
Proceeds from employee stock purchase plan	6,127	—
Net cash provided by financing activities	23,392	154,480
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	(82)	64
Net increase in cash, cash equivalents, and restricted cash	10,437	139,997
Cash, cash equivalents, and restricted cash
Beginning of period	259,878	310,677
End of period	$270,315	$450,674
See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2021	2020
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$270,315	$449,519
Restricted cash	—	1,155
Total cash, cash equivalents, and restricted cash	$270,315	$450,674

Supplemental cash flow data
Cash paid for income taxes	$686	$82
Cash paid for interest	$386	$—
Supplemental non-cash investing and financing information
Purchase of property and equipment in accounts payable and accrued expenses	$9,477	$7,508
Vesting of early exercised stock options	$1,305	$1,731
Issuance of common stock upon conversion of convertible notes—related party	$368,459	$—

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
The unaudited condensed consolidated balance sheet as of January 31, 2021 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including certain notes required by GAAP on an annual reporting basis. In management's opinion, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to state fairly the balance sheet, statements of comprehensive loss, statements of redeemable convertible preferred stock and stockholders' equity (deficit), and statements of cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2021.
Direct Listing
On September 30, 2020, the Company completed a direct listing of its Class A common stock (the “Direct Listing”) on the NYSE. The Company incurred fees related to financial advisory service, audit, and legal expenses in connection with the Direct Listing and recorded general and administrative expenses of $1.1 million and $2.2 million for the three and six months ended July 31, 2020, respectively. The Company recorded no general and administrative expenses in connection with the Direct Listing for the three and six months ended July 31, 2021. Prior to the Direct Listing, all 73.6 million outstanding shares of redeemable convertible preferred stock were converted into an equivalent number of shares of Class B common stock.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Estimates and assumptions reflected in the consolidated financial statements include, but are not limited to, revenue recognition, the useful lives and carrying values of long-lived assets, the fair value of the Convertible Notes (as defined in Note 6), the fair value of common stock for periods prior to the Direct Listing, stock-based compensation expense, the period of benefit for deferred contract acquisition costs, and income taxes. Actual results could differ from those estimates.
Risks and Uncertainties
As a result of the COVID-19 pandemic, the Company has temporarily closed its headquarters and other physical offices, required its employees and contractors to work remotely, and implemented travel restrictions, all of which represent a significant disruption in how the Company operates its business. The operations of its partners and customers have likewise been disrupted. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment and mitigation actions, the emergence of variant strains of the virus, and the availability and widespread use of effective vaccines, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the conditions caused by this pandemic could affect the rate of global IT spending and could adversely affect demand for the Company’s

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
platform, lengthen the Company’s sales cycles, reduce the value or duration of subscriptions, negatively impact collections of accounts receivable, reduce expected spending from new customers, cause some of the Company’s paying customers to go out of business, limit the ability of the Company’s direct sales force to travel to customers and potential customers, and affect contraction or attrition rates of the Company’s customers, all of which could adversely affect the Company’s business, results of operations, and financial condition. As of the date of issuance of the financial statements, the Company is not aware of any specific event or circumstance related to COVID-19 that would require it to update its estimates or judgments or adjust the carrying value of its assets or liabilities. Actual results could differ from those estimates and any such differences may be material to the condensed consolidated financial statements.
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
A large portion of the Company’s customers authorize the Company to bill their credit card accounts through the Company’s third-party payment processing partners, presenting additional credit risk. For the three and six months ended July 31, 2021 and July 31, 2020, there was no individual customer that accounted for 10% or more of the Company’s revenues. The Company had no individual customer account for more than 10% of accounts receivable as of July 31, 2021, and had one customer account for approximately 13% of accounts receivable as of January 31, 2021.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for certain convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes. The guidance is effective for the Company’s fiscal years beginning after February 1, 2022. The Company is currently evaluating the impact of adopting ASU 2020-06.

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
Note 3.    Revenues
Deferred Revenue and Remaining Performance Obligations
Total deferred revenue was $139.6 million as of July 31, 2021, of which $3.6 million is presented within other liabilities, as a noncurrent liability, in the condensed consolidated balance sheet.
The Company recognized $30.7 million and $18.9 million of revenues during the three months ended July 31, 2021 and 2020, respectively, that were included in the deferred revenue balances at January 31, 2021 and 2020, respectively. The Company recognized $75.8 million and $46.5 million of revenues during the six months ended July 31, 2021 and 2020, respectively, that were included in the deferred revenue balances at January 31, 2021 and 2020, respectively.
As of July 31, 2021, the Company's remaining performance obligations from subscription contracts was $171.1 million, of which the Company expects to recognize approximately 86% as revenues over the next 12 months and the remainder thereafter.
Deferred Contract Acquisition Costs
Deferred contract acquisition costs are amortized over a period of benefit of three years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in the software-as-a-service industry.
The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Beginning balance	$14,586	$6,647	$12,093	$6,107
Capitalization of contract acquisition costs	4,381	2,094	8,503	3,345
Amortization of deferred contract acquisition costs	(1,993)	(874)	(3,622)	(1,585)
Ending balance	$16,974	$7,867	$16,974	$7,867

Deferred contract acquisition costs, current	$8,055	$3,732	$8,055	$3,732
Deferred contract acquisition costs, noncurrent	8,919	4,135	8,919	4,135
Total deferred contract acquisition costs	$16,974	$7,867	$16,974	$7,867

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 4.    Fair Value Measurements
The following table summarizes, for assets and liabilities measured at fair value, the respective fair value and classification by level of input within the fair value hierarchy (in thousands):

	July 31, 2021
	Level 1	Level 2	Level 3	Total
Current Assets
Cash equivalents
Money market funds	$230,250	$—	$—	$230,250
Total cash equivalents	$230,250	$—	$—	$230,250
Marketable securities
U.S. treasury bonds	$20,033	$—	$—	$20,033
Commercial paper	—	48,710	—	48,710
Corporate bonds	—	31,821	—	31,821
Certificate of deposit	—	2,706	—	2,706
Total marketable securities	$20,033	$83,237	$—	$103,270

Non-current Assets
Corporate bonds	—	8,739	—	8,739
Total assets	$250,283	$91,976	$—	$342,259

	January 31, 2021
	Level 1	Level 2	Level 3	Total
Current Assets
Cash equivalents
Money market funds	$207,187	$—	$—	$207,187
Commercial paper	—	2,230	—	2,230
Certificates of deposit	—	1,050	—	1,050
Total cash equivalents	$207,187	$3,280	$—	$210,467
Marketable securities
U.S. treasury bonds	$40,245	$—	$—	$40,245
Commercial paper	—	43,159	—	43,159
Corporate bonds	—	40,286	—	40,286
Certificate of deposit	—	2,706	—	2,706
Total marketable securities	$40,245	$86,151	$—	$126,396

Non-current Assets
Corporate bonds	—	19,125	—	19,125
Total assets	$247,432	$108,556	$—	$355,988

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the Company's investments in marketable securities on the condensed consolidated balance sheets (in thousands):

	July 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current Assets
U.S. treasury bonds	$20,032	$1	$—	$20,033
Commercial paper	48,709	1	—	48,710
Corporate bonds	31,815	8	(2)	31,821
Certificates of deposit	2,705	1	—	2,706
Total marketable securities	$103,261	$11	$(2)	$103,270

Non-current Assets
Corporate bonds	8,731	9	(1)	8,739
Total assets	$111,992	$20	$(3)	$112,009

	January 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current Assets
U.S. treasury bonds	$40,236	$9	$—	$40,245
Commercial paper	43,158	2	(1)	43,159
Corporate bonds	40,278	9	(1)	40,286
Certificates of deposit	2,705	1	—	2,706
Total marketable securities	$126,377	$21	$(2)	$126,396

Non-current Assets
Corporate bonds	19,120	8	(3)	19,125
Total assets	$145,497	$29	$(5)	$145,521
The Company periodically evaluates its investments for other-than-temporary declines in fair value. The unrealized losses on the available-for-sale securities were primarily due to unfavorable changes in interest rates subsequent to the initial purchase of these securities. Gross unrealized losses of the Company’s available-for-sale securities that have been in a continuous unrealized loss position for twelve months or longer were immaterial as of July 31, 2021 and January 31, 2021. The Company expects to recover the full carrying value of its available-for-sale securities in an unrealized loss position as it does not intend or anticipate a need to sell these securities prior to recovering the associated unrealized losses. The Company also expects any credit losses would be immaterial based on the high-grade credit rating for each of such available-for-sale securities. As a result, the Company does not consider any portion of the unrealized losses as of July 31, 2021 or January 31, 2021 to represent an other-than temporary impairment or credit losses.
In April 2020, the Company entered into a five-year $40.0 million term loan agreement with Silicon Valley Bank. As of July 31, 2021, $40.0 million was drawn and $39.3 million was outstanding under this term loan. The fair value of the term loan approximates its carrying value since the interest rate is at market.
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
On July 1, 2021, pursuant to the terms of the Convertible Notes (as defined in Note 6), upon meeting the closing trading price criteria for optional conversion by the Company, the Company elected to convert the Convertible Notes into the Company’s Class B Common Stock. Refer to Note 6. Convertible Notes—Related Party for additional information.
Note 5.    Balance Sheet Components
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	July 31, 2021	January 31, 2021
Desktop and other computer equipment	$2,167	$2,229
Furniture and fixtures	7,466	2,012
Leasehold improvements	86,759	13,686
Capitalized internal-use software	10,912	10,498
Construction in progress[1]	16,941	68,409
Total gross property and equipment	124,245	96,834
Less: Accumulated depreciation and amortization	(22,908)	(22,398)
Total property and equipment, net	$101,337	$74,436
__________________
1 Construction in progress is primarily related to the build-out of the Company's new corporate headquarters. Refer to Note 9. Leases for additional information.
Depreciation and amortization expense was $1.4 million and $0.8 million for the three months ended July 31, 2021 and 2020, respectively, and $2.4 million and $1.5 million for the six months ended July 31, 2021 and 2020, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	July 31, 2021	January 31, 2021
Prepaid expenses	$15,050	$16,696
Deferred contract acquisition costs, current	8,055	5,742
Other current assets	3,894	4,857
Total prepaid expenses and other current assets	$26,999	$27,295

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	July 31, 2021	January 31, 2021
Accrued payroll liabilities	$14,964	$10,607
Accrued taxes for fringe benefits	2,473	2,963
Accrued advertising expenses	7,436	7,020
Accrued property and equipment	9,369	4,715
Accrued consulting expenses	4,578	2,393
Accrued sales and value-added taxes	6,778	3,704
Other liabilities	14,422	10,214
Total accrued expenses and other current liabilities	$60,020	$41,616
Note 6.    Convertible Notes—Related Party
The Company issued two 3.5% unsecured senior mandatory convertible promissory notes in January 2020 (“January 2020 Convertible Note”) and June 2020 (“June 2020 Convertible Note”) (collectively, the “Convertible Notes”) in principal amounts of $300.0 million and $150.0 million, respectively. The Convertible Notes were not transferable except to affiliates, contained no financial or restrictive covenants, and were expressly subordinated in right of payment to any of the Company’s existing or future secured indebtedness. Consistent with the terms of the Convertible Notes, in April and June 2020, the Dustin Moskovitz Trust entered into subordination agreements with Silicon Valley Bank to confirm the parties’ agreement that the Convertible Notes are subordinated to the five-year $40.0 million secured term loan facility.
On July 1, 2021, upon meeting the closing trading price criteria for optional conversion by the Company (based on the Company’s Class A common stock closing trading price during the last 30 trading days of the previous calendar quarter as stated in the original terms of the Convertible Notes), the Company elected to convert both of the Convertible Notes into an aggregate of 17,012,822 shares of the Company’s Class B Common Stock pursuant to the original terms of the embedded, substantive conversion features in the Convertible Notes. The Company accounted for the conversion by adjusting its additional paid-in capital for the net carrying amount of the Convertible Notes as of July 1, 2021 of $368.5 million (including accrued interest of $20.4 million and the unamortized debt discount of $101.9 million).
The net carrying amount of the Convertible Notes as of January 31, 2021 was as follows (in thousands):

January 31, 2021
Principal	$450,000
Unamortized discount	(112,548)
Accrued interest expense	13,709
Net carrying amount	$351,161

Interest expense related to the Convertible Notes recorded prior to the conversion was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Amortization of debt discount	$4,382	$5,207	$10,628	$9,609
Contractual interest expense	2,740	3,150	6,670	5,739
Total interest expense	$7,122	$8,357	$17,298	$15,348

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 7.     Debt
In April 2020, the Company entered into a five-year $40.0 million term loan agreement with Silicon Valley Bank. As of July 31, 2021, $40.0 million was drawn and $39.3 million was outstanding under this term loan. As of July 31, 2021, the Company was in compliance with all financial covenants related to the term loan.
The net carrying amount of the term loan was as follows (in thousands):

July 31, 2021
Principal	$39,333
Accrued Interest	76
Unamortized loan issuance costs	(63)
Net carrying amount	$39,346

Term loan, current	$2,742
Term loan, noncurrent	$36,604
Note 8.     Commitments and Contingencies
Standby Letters of Credit
As of July 31, 2021, the Company had several letters of credit outstanding related to its operating leases totaling $21.7 million. The letters of credit expire at various dates between 2021 and 2034.
Purchase Commitments
In January 2021, the Company entered into a 60-month contract with Amazon Web Services for hosting-related services. Pursuant to the terms of the contract, the Company is required to spend a minimum of $103.5 million over the term of the agreement. The commitment may be offset by up to $7.3 million in additional credits subject to the Company meeting certain conditions of the agreement, of which $2.0 million have been earned as of July 31, 2021 and the remainder of which the Company has determined are probable to be earned. As of July 31, 2021, the Company had payments of $90.5 million remaining on the commitment, of which $1.6 million has been recorded on the Company’s condensed consolidated balance sheet within accounts payable or accrued expenses and other liabilities.
Capital Commitments
During the year ended January 31, 2021, the Company entered into multiple agreements with a construction company related to the build-out of the Company’s new corporate headquarters (see Note 9. Leases). The cumulative contract value is $70.5 million, and as of July 31, 2021, $7.9 million remains unpaid under these agreements, of which $7.7 million has been recorded on the Company’s condensed consolidated balance sheet within accounts payable or accrued expenses and other liabilities.
Indemnification Agreements
The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against any liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual.
Additionally, in the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which it agrees to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. For the six months ended July 31, 2021 and 2020, no demands have been made upon the Company to provide indemnification under such agreements, and there are no claims that the Company is aware of that could have a material adverse effect on its financial position, results of operations, or cash flows.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Contingencies
From time to time in the normal course of business, the Company may be subject to various claims and other legal matters arising in the ordinary course of business. As of July 31, 2021, the Company believes that none of its current legal proceedings would have a material adverse effect on its financial position, results of operations, or cash flows.
Note 9.     Leases
The Company leases real estate facilities under non-cancelable operating leases with various expiration dates through fiscal 2034. The Company has no lease agreements that are classified as finance leases.
The components of lease costs, lease term, and discount rate for operating leases are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Operating lease costs (in thousands)	$9,232	$5,645	$18,364	$8,701
Short-term lease costs (in thousands)	897	948	1,625	1,408
Variable lease costs (in thousands)	408	639	597	901
Total lease costs (in thousands)	$10,537	$7,232	$20,586	$11,010

	July 31, 2021	July 31, 2020
Weighted-average remaining lease term (in years)	11.9	1.9
Weighted-average discount rate	9.5%	3.4%
Supplemental cash flow information related to operating leases are as follows (in thousands):

	Six Months Ended July 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$6,041	$6,142
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,883	$127,332
Future minimum lease payments (net of tenant improvement receivables) under non-cancelable operating leases with initial lease terms in excess of one year included in the Company’s lease liabilities as of July 31, 2021 are as follows (in thousands):

Fiscal year ending January 31,	Operating Lease Payments (Net)
2022 (6 months remaining)	$5,861
2023	30,174
2024	28,227
2025	28,032
2026 and thereafter	284,041
Total undiscounted operating lease payments	$376,335
Less: imputed interest	(162,774)
Total operating lease liabilities	$213,561
The Company has an operating lease arrangement for office space in San Francisco, which commenced in May 2020 and expires in October 2033. As part of the agreement, the Company was required to issue a $17.0 million letter of credit upon access to the office space, which occurred in the year ended January 31, 2021. The Company participated in the construction of the office space and has incurred construction costs to prepare the office space for

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
its use, which will be partially reimbursed by the landlord. During the year ended January 31, 2021, all three phases of this lease commenced, and as a result, the Company recognized total ROU assets of $175.5 million, with corresponding operating lease liabilities of $173.4 million, on the consolidated balance sheet as of the respective commencement dates of these three phases. The Company expects to incur a total of approximately $382.7 million of future minimum payments and capital commitments, net of tenant improvement receivables, as of July 31, 2021, inclusive of $368.0 million of net lease payments included in the future minimum lease payments table above and the remaining capital commitments related to the build-out of the Company’s new corporate headquarters referenced in Note 8. Commitments and Contingencies. The lease arrangement also includes a fee for access to additional shared space, for which future payments total $3.9 million.
Note 10.     Net Loss per Share
The Company computes net loss per share using the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are substantially identical, other than voting rights. Accordingly, the Class A common stock and Class B common stock share equally in the Company’s net income and losses.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Numerator:
Net loss	$(68,355)	$(41,066)	$(129,013)	$(76,911)
Denominator:
Weighted-average shares used in calculating net loss per share, basic and diluted	170,600	76,381	166,412	76,015
Net loss per share, basic and diluted	$(0.40)	$(0.54)	$(0.78)	$(1.01)
The potential shares of common stock that were excluded from the computation of diluted net loss per share for the period presented because including them would have been anti-dilutive are as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Redeemable convertible preferred stock	—	73,577	—	73,577
Stock options	17,752	33,024	17,752	33,024
Restricted stock units	8,713	3,451	8,713	3,451
Early exercised stock options	404	835	404	835
Shares issuable pursuant to the 2020 Employee Stock Purchase Plan	231	—	231	—
Total	27,100	110,887	27,100	110,887
As noted in Note 6. Convertible Notes—Related Party, the Convertible Notes were converted into 17,012,822 shares of the Company’s Class B Common Stock. The shares underlying the Convertible Notes were previously excluded from diluted EPS because the effect would have been anti-dilutive.
Note 11. Stockholders’ Deficit
Common Stock
There are two classes of common stock that total 1,500,000,000 authorized shares: 1,000,000,000 authorized shares of Class A common stock and 500,000,000 authorized shares of Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 10 votes per share and is convertible into one share of Class A common stock. There were

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
94,961,892 shares of Class A common stock and 88,762,762 shares of Class B common stock issued and outstanding as of July 31, 2021.
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
Shares of common stock purchased under the 2012 Plan or the 2020 Plan are subject to certain restrictions and repurchase rights.
Stock Options
Option activity under the Company’s combined stock plans is set forth below (in thousands, except years and per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual (in years)	Aggregate Intrinsic Value
Balances at January 31, 2021	22,340	$2.85	6.9	$726,455
Options granted	—	—
Options exercised	(4,036)	2.22
Options canceled	(552)	4.11
Balances at July 31, 2021	17,752	$2.96	6.6	$1,209,007
Vested and exercisable at July 31, 2021	10,641	$2.25	6.0	$732,211
Vested and expected to vest at July 31, 2021	18,157	$2.99	6.6	$1,236,010
The weighted-average grant-date fair value of options granted and the total intrinsic value of options exercised during the periods presented were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Weighted-average grant-date fair value per share	N/A	N/A	N/A	$6.77
Aggregate intrinsic value of options exercised (in thousands)	$122,968	$7,264	$165,143	$12,353
Early Exercise of Employee Options
The 2009 Plan and 2012 Plan allow for the early exercise of stock options. The consideration received for an early exercise of an option is considered to be a deposit of the exercise price, and the related dollar amount is recorded as a liability and reflected in accrued expenses and other current liabilities and other liabilities in the

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
condensed consolidated balance sheets. This liability is reclassified to additional paid-in capital as the awards vest. If a stock option is early exercised, the unvested shares may be repurchased by the Company in case of employment termination at the price paid by the purchaser for such shares. Shares that were subject to repurchase totaled 403,688 and 835,488 at July 31, 2021 and 2020, respectively.
Determination of Fair Values
The assumptions used in the Black-Scholes pricing model for stock-based compensation for options granted in the periods below were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Risk-free interest rate	N/A	N/A	N/A	1.2%
Expected term	N/A	N/A	N/A	8 years
Dividend yield	N/A	N/A	N/A	—%
Expected volatility	N/A	N/A	N/A	44.6%
Restricted Stock Units
The Company’s RSU activity is set forth below (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested RSUs at January 31, 2021	8,199	$19.01	$289,987
RSUs granted	2,018	35.82
RSUs vested	(1,079)	17.32
RSUs cancelled/forfeited	(425)	19.05
Unvested RSUs at July 31, 2021	8,713	23.10	$619,166
RSUs vested, not yet released at July 31, 2021	278	$16.29
Stock-Based Compensation Expense
Stock-based compensation for stock-based awards to employees and non-employees in the Company’s condensed consolidated statements of operations for the periods below were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Cost of revenues	$150	$54	$270	$100
Research and development	11,250	2,656	20,390	4,737
Sales and marketing	5,350	1,522	9,503	2,621
General and administrative	3,631	1,144	6,249	1,900
Total stock-based compensation expense	$20,381	$5,376	$36,412	$9,358
The stock-based compensation expense related to options granted to non-employees for the three and six months ended July 31, 2021 and 2020 were not material.
Total unrecognized compensation costs related to unvested awards not yet recognized under all equity compensation plans was as follows:

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	July 31, 2021
	Unrecognized Expense (in thousands)	Weighted-Average Expected Recognition Period (in years)
Stock options	$18,134	1.9
RSUs	182,458	3.2
Total unrecognized stock-based compensation expense (unaudited)	$200,592	3.0
2020 Employee Stock Purchase Plan
In September 2020, the Board of Directors adopted and approved the 2020 Employee Stock Purchase Plan (“ESPP”), which became effective on the effective date of the Company's registration statement on Form S-1 filed with the SEC in connection with the Direct Listing. The ESPP initially reserved and authorized the issuance of up to a total of 2,000,000 shares of Class A common stock to participating employees. The number of shares reserved under the ESPP was automatically increased on February 1, 2021 to 3,614,801 shares of Class A common stock pursuant to the evergreen provisions of the ESPP.
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
Current employees who purchase shares under the ESPP may not sell such shares prior to the first anniversary of such purchase date and such shares will be designated with an applicable resale restriction. As of July 31, 2021, 250,270 shares have been purchased under the ESPP.
During the six months ended July 31, 2021, the Company recognized $4.4 million of stock-based compensation expense related to the ESPP and withheld $5.8 million in contributions from employees. As of July 31, 2021, total unrecognized compensation costs related to the ESPP was $4.4 million, which will be amortized over a weighted average vesting term of 1.2 years.
Note 12.    Interest Income and Other Income (Expense), Net
Interest income and other income (expense), net consist of the following (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Interest income	$82	$109	$176	$803
Unrealized gains (losses) on foreign currency transactions	(114)	751	(3)	593
Other non-operating expense	(296)	185	(493)	3
Total interest income and other income (expense), net	$(328)	$1,045	$(320)	$1,399
Note 13.    Income Taxes
The Company's income tax expense was $0.6 million and $0.2 million for the three months ended July 31, 2021 and 2020, respectively, and $0.9 million, and $0.3 million, for the six months ended July 31, 2021 and 2020, respectively, primarily due to income taxes in foreign jurisdictions.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 14.    Geographic Information
The following tables set forth revenues and long-lived assets, including operating lease ROU assets, by geographic area for the periods presented below (in thousands):
Revenues

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
United States	$51,103	$31,850	$95,210	$60,823
International	38,375	20,174	70,941	38,907
Total revenues	$89,478	$52,024	$166,151	$99,730
Revenues by geography are based on the billing address of the customer.
Long-Lived Assets

	July 31, 2021	January 31, 2021
United States	$274,589	$252,521
International	4,719	4,839
Total long-lived assets	$279,308	$257,360
Note 15.    Related Party Transactions
In January and June 2020, the Company issued Convertible Notes to a trust affiliated with the Company’s CEO. The Company elected to convert these Convertible Notes on July 1, 2021. See Note 6, “Convertible Notes—Related Party” for further details.

During the fiscal year ended January 31, 2020, the Company began leasing certain office facilities from a company affiliated with Board members of the Company. Rent payments made under these leases totaled $0.6 million and $0.6 million during the three months ended July 31, 2021 and 2020, respectively, and $1.1 million, and $1.1 million during the six months ended July 31, 2021 and 2020, respectively.
The Company has entered into an advertising agreement with a company affiliated with a Board member of the Company. Payments under this agreement totaled $0.2 million and $0 during the three months ended July 31, 2021 and 2020, respectively, and $0.5 million and less than $0.1 million during the six months ended July 31, 2021 and 2020, respectively.
The Company has entered into various recurring subscription agreements with a company affiliated with a Board member of the Company. The Company recognized revenue under these subscription agreements of $0.1 million and less than $0.1 million during the three months ended July 31, 2021 and 2020, respectively, and $0.2 million and $0.1 million during the six months ended July 31, 2021 and 2020, respectively.

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
Overview
Asana is a work management platform that helps teams orchestrate work, from daily tasks to cross-functional strategic initiatives. Over 107,000 paying customers use Asana to manage everything from product launches to marketing campaigns to organization-wide goal setting. Our platform adds structure to unstructured work, creating clarity, transparency, and accountability to everyone within an organization—individuals, team leads, and executives—so they understand exactly who is doing what, by when.
Asana is flexible and applicable to virtually any use case across departments and organizations of all sizes. We designed our platform to be easy to use and intuitive to all users, regardless of role or technical proficiency. Users can start a project within minutes and onboard team members seamlessly without outside support. We allow users to work the way they want with the interface that is right for them, using lists, calendars, boards, timelines, and workload.
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
As of July 31, 2021, we had over 107,000 paying customers, compared to over 82,000 as of July 31, 2020. We define a customer as a distinct account, which could include a team, company, educational or government institution, organization, or distinct business unit of a company, that is on a paid subscription plan, a free version, or a free trial of one of our paid subscription plans. A single organization may have multiple customers. We define a paying customer as a customer on a paid subscription plan.
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

As of July 31, 2021, we had 12,806 customers spending over $5,000 who contributed approximately 66% and 65% of revenues for the three and six months then ended, respectively. As of July 31, 2020, we had 7,933 customers spending over $5,000 who contributed approximately 58% and 57% of revenue for the three and six months then ended, respectively.
As of July 31, 2021 and 2020, we had 598 and 283 customers spending over $50,000, respectively.
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
As of July 31, 2021 and 2020, our dollar-based net retention rate was over 118% and over 115%, respectively. As of July 31, 2021 and 2020, our dollar-based net retention rate for customers spending over $5,000 with us on an annualized basis was over 125%. Our dollar-based net retention rate for customers spending over $50,000 with us on an annualized basis for the same periods was over 145% and over 140%, respectively.
Impact of COVID-19
As a result of the COVID-19 pandemic, we temporarily closed our headquarters and other physical offices, required our employees and contractors to work remotely, and implemented travel restrictions, all of which represent a significant disruption in how we operate our business. The operations of our partners and customers have likewise been disrupted, with a disproportionate impact on smaller businesses that were particularly affected by the pandemic. This impact was most evident in our overall dollar-based net retention rate, which declined early in the pandemic, but increased for the three months ended July 31, 2021, whereas the dollar-based net retention rates for customers who spent over $5,000 and over $50,000 has remained relatively consistent throughout the pandemic. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment and mitigation actions, the emergence of variant strains of the virus, and the availability and widespread use of effective vaccines, it continues to have adverse effects on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the conditions caused by this pandemic could affect the rate of global IT spending and could adversely affect demand for our platform, lengthen our sales cycles, reduce the value or duration of subscriptions, negatively impact collections of accounts receivable, reduce expected spending from new customers, cause some of our paying customers to go out of business, limit the ability of our direct sales force to travel to customers and potential customers, and affect contraction or attrition rates of our customers, all of which could adversely affect our business, results of operations, and financial condition during fiscal 2022 and potentially future periods.
Non-GAAP Financial Measures
The following tables present certain non-GAAP financial measures for each period presented below. In addition to our results determined in accordance with GAAP, we believe these non-GAAP financial measures are useful in evaluating our operating performance. See below for a description of the non-GAAP financial measures and their limitations as an analytical tool.

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

	(in thousands)
Non-GAAP loss from operations	$(38,582)	$(27,157)	$(71,885)	$(51,074)
Non-GAAP net loss	$(39,764)	$(26,282)	$(73,567)	$(49,968)
Free cash flow	$(9,267)	$(21,909)	$(16,931)	$(38,972)
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

The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.
Non-GAAP Loss From Operations

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

	(in thousands)
Loss from operations	$(60,051)	$(33,584)	$(110,033)	$(62,669)
Add:
Stock-based compensation and related employer payroll tax associated with RSUs	21,469	5,376	38,148	9,358
Direct listing expenses	—	1,051	—	2,237
Non-GAAP loss from operations	$(38,582)	$(27,157)	$(71,885)	$(51,074)

Non-GAAP Net Loss

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

	(in thousands)
Net loss	$(68,355)	$(41,066)	$(129,013)	$(76,911)
Add:
Stock-based compensation and related employer payroll tax associated with RSUs	21,469	5,376	38,148	9,358
Amortization of discount on convertible notes	4,382	5,207	10,628	9,609
Non-cash interest expense	2,740	3,150	6,670	5,739
Direct listing expenses	—	1,051	—	2,237
Non-GAAP net loss	$(39,764)	$(26,282)	$(73,567)	$(49,968)

Free Cash Flow

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

	(in thousands)
Net cash provided by (used in) investing activities	$9,538	$(1,134)	$3,087	$25,723
Net cash provided by financing activities	$5,471	$153,577	$23,392	$154,480

Net cash used in operating activities	$(8,516)	$(22,116)	$(15,960)	$(40,270)
Less:
Purchases of property and equipment	(12,588)	(10,320)	(29,557)	(12,401)
Capitalized internal-use software	(113)	(357)	(296)	(818)
Add:
Purchases of property and equipment for build-out of corporate headquarters	11,950	9,650	28,612	11,308
Direct listing expenses paid	—	1,234	270	3,209
Free cash flow	$(9,267)	$(21,909)	$(16,931)	$(38,972)

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
Cost of Revenues
Cost of revenues consists primarily of the cost of providing our platform to free users and paying customers and is comprised of third-party hosting fees, third-party and personnel-related expenses for our operations and support personnel, credit card processing fees, and amortization of our capitalized internal-use software costs.
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

	(in thousands)
Revenues	$89,478	$52,024	$166,151	$99,730
Cost of revenues (1)	9,869	7,021	17,783	13,227
Gross profit	79,609	45,003	148,368	86,503
Operating expenses:
Research and development (1)	48,454	25,959	88,421	48,342
Sales and marketing (1)	63,930	38,822	120,714	74,913
General and administrative (1)	27,276	13,806	49,266	25,917
Total operating expenses	139,660	78,587	258,401	149,172
Loss from operations	(60,051)	(33,584)	(110,033)	(62,669)
Interest income and other income (expense), net	(328)	1,045	(320)	1,399
Interest expense	(7,351)	(8,364)	(17,725)	(15,355)
Loss before provision for income taxes	(67,730)	(40,903)	(128,078)	(76,625)
Provision for income taxes	625	163	935	286
Net loss	$(68,355)	$(41,066)	$(129,013)	$(76,911)
__________________
(1)Amounts include stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

	(in thousands)
Cost of revenues	$150	$54	$270	$100
Research and development	11,250	2,656	20,390	4,737
Sales and marketing	5,350	1,522	9,503	2,621
General and administrative	3,631	1,144	6,249	1,900
Total stock-based compensation expense	$20,381	$5,376	$36,412	$9,358

The following table sets forth the components of our statements of operations data, for each of the periods presented, as a percentage of revenues.

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

	(percent of revenues)
Revenues	100%	100%	100%	100%
Cost of revenues	11	13	11	13
Gross margin	89	87	89	87
Operating expenses:
Research and development	54	50	53	48
Sales and marketing	71	75	73	75
General and administrative	30	27	30	26
Total operating expenses	156	151	156	150
Loss from operations	(67)	(65)	(66)	(63)
Interest income and other income (expense), net	*	2	*	1
Interest expense	(8)	(16)	(11)	(15)
Loss before provision for income taxes	(76)	(79)	(77)	(77)
Provision for income taxes	*	*	*	*
Net loss	(76)%	(79)%	(78)%	(77)%
________________
* Less than 1%
Note: Certain figures may not sum due to rounding.
Comparison of Three Months Ended July 31, 2021 to Three Months Ended July 31, 2020
Revenues

	Three Months Ended July 31,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Revenues	$89,478	$52,024	$37,454	72%
Revenues increased $37.5 million, or 72%, during the three months ended July 31, 2021 compared to the three months ended July 31, 2020. The increase in revenues was primarily due to the addition of new paying customers, a continued shift in our sales mix toward larger customer contracts, and revenues generated from our existing paying customers as reflected by our dollar-based net retention rate of over 118% as of July 31, 2021.
Cost of Revenues and Gross Margin

	Three Months Ended July 31,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Cost of revenues	$9,869	$7,021	$2,848	41%
Gross margin	89%	87%
Cost of revenues increased $2.8 million, or 41%, during the three months ended July 31, 2021 compared to the three months ended July 31, 2020. The increase was primarily due to an increase of $1.0 million in personnel-related costs due to increased headcount, an increase of $0.6 million in third-party hosting costs as we increased capacity to support customer usage and growth of our customer base, an increase of $0.5 million in credit card processing fees, an increase of $0.3 million in fees to third-party support vendors, and an increase of $0.2 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure.

Our gross margin increased during the three months ended July 31, 2021 compared to the three months ended July 31, 2020 as we increased our revenues, more efficiently managed third-party hosting costs, and realized benefits due to economies of scale resulting from increased efficiency with our technology and infrastructure.
Operating Expenses

	Three Months Ended July 31,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Research and development	$48,454	$25,959	$22,495	87%
Sales and marketing	63,930	38,822	25,108	65%
General and administrative	27,276	13,806	13,470	98%
Total operating expenses	$139,660	$78,587	$61,073	78%
Research and Development
Research and development expenses increased $22.5 million, or 87%, during the three months ended July 31, 2021 compared to the three months ended July 31, 2020. The increase was primarily due to $17.9 million in personnel-related costs due to increased headcount and an increase of $3.5 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure.
Sales and Marketing
Sales and marketing expenses increased $25.1 million, or 65%, during the three months ended July 31, 2021 compared to the three months ended July 31, 2020. The increase was primarily due to an increase of $12.2 million in personnel-related expenses driven by higher headcount, an increase of $5.5 million in performance marketing, branding spend, and lead generation, an increase of $3.4 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure, and an increase of $1.7 million in fees to marketing vendors.
General and Administrative
General and administrative expenses increased $13.5 million, or 98%, during the three months ended July 31, 2021 compared to the three months ended July 31, 2020. The increase was primarily due to an increase of $6.9 million in personnel-related expenses as a result of higher headcount, an increase of $2.2 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure expenses, an increase of $1.4 million related to increased insurance incurred as a result of becoming a public company, an increase of $0.8 million in other operating expenses, and an increase of $0.4 million related to professional fees including audit, legal, and recruiting services.
Interest Income, Interest Expense, and Other Income (Expense), Net

	Three Months Ended July 31,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Interest income and other income (expense), net	$(328)	$1,045	$(1,373)	(131)%
Interest expense	(7,351)	(8,364)	1,013	(12)%
Interest income and other income (expense), net decreased $1.4 million during the three months ended July 31, 2021 compared to the three months ended July 31, 2020 due primarily to an increase in losses on foreign currency transactions and decreased gains from our investments in marketable securities. Interest expense decreased by $1.0 million during the three months ended July 31, 2021 compared to the three months ended July 31, 2020, primarily due to the conversion of the senior mandatory convertible promissory notes to a trust affiliated with our CEO.
Comparison of Six Months Ended July 31, 2021 to Six Months Ended July 31, 2020

Revenues

	Six Months Ended July 31,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Revenues	$166,151	$99,730	$66,421	67%
Revenues increased $66.4 million, or 67%, during the six months ended July 31, 2021 compared to the six months ended July 31, 2020. The increase in revenues was primarily due to the addition of new paying customers, a continued shift in our sales mix toward larger customer contracts, and revenues generated from our existing paying customers as reflected by our dollar-based net retention rate of over 118% as of July 31, 2021.
Cost of Revenues and Gross Margin

	Six Months Ended July 31,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Cost of revenues	$17,783	$13,227	$4,556	34%
Gross margin	89%	87%
Cost of revenues increased $4.6 million, or 34%, during the six months ended July 31, 2021 compared to the six months ended July 31, 2020. The increase was primarily due to an increase of $1.6 million in personnel-related costs due to increased headcount, an increase of $1.1 million in credit card processing fees, an increase of $0.7 million in third-party hosting costs as we increased capacity to support customer usage and growth of our customer base, an increase of $0.4 million in fees to third-party support vendors, and an increase of $0.3 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure.
Our gross margin increased during the six months ended July 31, 2021 compared to the six months ended July 31, 2020 as we increased our revenues, more efficiently managed third-party hosting costs, and realized benefits due to economies of scale resulting from increased efficiency with our technology and infrastructure.
Operating Expenses

	Six Months Ended July 31,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Research and development	$88,421	$48,342	$40,079	83%
Sales and marketing	120,714	74,913	45,801	61%
General and administrative	49,266	25,917	23,349	90%
Total operating expenses	$258,401	$149,172	$109,229	73%
Research and Development
Research and development expenses increased $40.1 million, or 83%, during the six months ended July 31, 2021 compared to the six months ended July 31, 2020. The increase was primarily due to $33.1 million in personnel-related costs due to increased headcount and an increase of $5.7 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure.
Sales and Marketing
Sales and marketing expenses increased $45.8 million, or 61%, during the six months ended July 31, 2021 compared to the six months ended July 31, 2020. The increase was primarily due to an increase of $23.1 million in personnel-related expenses driven by higher headcount, an increase of $9.5 million in performance marketing, branding spend, and lead generation, an increase of $5.6 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure, and an increase of $3.9 million in fees to marketing vendors.

General and Administrative
General and administrative expenses increased $23.3 million, or 90%, during the six months ended July 31, 2021 compared to the six months ended July 31, 2020. The increase was primarily due to an increase of $12.5 million in personnel-related expenses as a result of higher headcount, an increase of $3.7 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure expenses, an increase of $2.8 million related to increased insurance incurred as a result of becoming a public company, an increase of $2.3 million in other operating expenses, partially offset by a decrease of $0.3 million in fees related to professional fees including audit, legal, and recruiting services.
Interest Income, Interest Expense, and Other Income (Expense), Net

	Six Months Ended July 31,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Interest income and other income (expense), net	$(320)	$1,399	$(1,719)	(123)%
Interest expense	(17,725)	(15,355)	(2,370)	15%
Interest income and other income (expense), net decreased $1.7 million during the six months ended July 31, 2021 compared to the six months ended July 31, 2020 due primarily to an increase in losses on foreign currency transactions and decreased gains from our investments in marketable securities. Interest expense increased $2.4 million during the six months ended July 31, 2021 compared to the six months ended July 31, 2020, primarily due to the issuance of the senior mandatory convertible promissory notes to a trust affiliated with our CEO in January 2020 and June 2020
Liquidity and Capital Resources
Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock and common stock, the issuance of senior mandatory convertible promissory notes in January and June 2020 to a trust affiliated with our CEO, and cash generated from the sale of subscriptions to our platform. We have generated losses from our operations as reflected in our accumulated deficit of $670.5 million as of July 31, 2021 and negative cash flows from operating activities for the six months ended July 31, 2021 and 2020. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer usage and growth in our customer base, increased research and development expenses to support the growth of our business and related infrastructure, and increased general and administrative expenses to support being a publicly traded company.
As of July 31, 2021, our principal sources of liquidity were cash, cash equivalents, and marketable securities including non-current investments of $382.3 million.
In April 2020, we entered into a five-year $40.0 million term loan agreement with Silicon Valley Bank. The agreement provides for a senior secured term loan facility, in an aggregate principal amount of up to $40.0 million, to be used for the construction of our new corporate headquarters. Interest will accrue on any outstanding balance at a floating rate per annum equal to the prime rate (as publicly announced from time to time by the Wall Street Journal) plus an applicable margin equal to either (a) 0% if our unrestricted cash at the lender is equal to or less than $80.0 million, or (b) (0.5)% if our unrestricted cash at the lender is between $80.0 million and $100.0 million, or (c) (1.0)% if our unrestricted cash balance at the lender is equal to or greater than $100.0 million. Interest shall be payable monthly. As of July 31, 2021, $40.0 million was drawn and $39.3 million was outstanding under this term loan.
A substantial source of our cash provided by operating activities is our deferred revenue, which is included on our condensed consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenues over the term of the subscription agreement. As of July 31, 2021, we had $139.6 million of deferred revenue, of which $136.0 million was recorded as a current liability. This deferred revenue will be recognized as revenues when all of the revenue recognition criteria are met.

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
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended July 31,
	2021	2020

	(in thousands)
Net cash used in operating activities	$(15,960)	$(40,270)
Net cash provided by investing activities	3,087	25,723
Net cash provided by financing activities	23,392	154,480
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
Net cash used in operating activities of $16.0 million for the six months ended July 31, 2021 reflects our net loss of $129.0 million, adjusted by non-cash items such as stock-based compensation expense of $36.4 million, amortization of discount on convertible notes of $10.6 million, non-cash lease expense of $8.8 million, non-cash interest expense of $6.7 million, amortization of deferred contract acquisition costs of $3.6 million, depreciation and amortization of $2.4 million, provision for doubtful accounts of $0.8 million, and net cash inflows of $43.2 million from changes in our operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities primarily consisted of a $33.7 million increase in deferred revenue, resulting from increased billings for subscriptions, a $13.4 million increase in accrued expenses and other liabilities primarily from an increase in accrued payroll liabilities, accrued sales and value-added taxes, and accrued property and equipment related to the build out of our headquarters, a $4.5 million increase in operating lease liabilities, and a $1.7 million increase in accounts payable. These amounts were partially offset by a $5.6 million increase in prepaid expenses and other current assets related to an increase in deferred contract acquisition costs, a $3.5 million increase in other assets, and a $1.0 million increase in accounts receivable due to higher customer billings.
Net cash used in operating activities of $40.3 million for the six months ended July 31, 2020 reflects our net loss of $76.9 million, adjusted by non-cash items such as amortization of discount on convertible notes of $9.6 million, stock-based compensation expense of $9.4 million, non-cash lease expense of $6.6 million, non-cash interest expense of $5.7 million, amortization of deferred contract acquisition costs of $1.6 million, depreciation and amortization of $1.5 million, net cash inflows of $1.2 million from changes in our operating assets and liabilities, and provision for doubtful accounts of $1.1 million. The net cash inflows from changes in operating assets and liabilities primarily consisted of a $10.9 million increase in deferred revenue resulting from increased billings for subscriptions, a $3.5 million increase in accrued liabilities and other liabilities primarily from an increase in accrued advertising, and a $1.5 million increase in accounts payable. These amounts were partially offset by a $4.8 million increase in accounts receivable due to higher customer billings, a $4.4 million increase in prepaid expenses and other current assets primarily related to an increase in deferred contract acquisition costs, a $4.3 million decrease in operating lease liabilities and a $1.4 million increase in other assets.
Investing Activities
Net cash provided by in investing activities of $3.1 million for the six months ended July 31, 2021 consisted of $81.0 million in maturities of marketable securities and $0.4 million in sales of marketable securities. This was partially offset by $48.5 million in purchases of marketable securities, $29.6 million in purchases of property and equipment from an increase in leasehold improvements and furniture and fixtures primarily related to the build out of our new headquarters, and $0.3 million in capitalized internal-use software costs.
Net cash provided by investing activities of $25.7 million for the six months ended July 31, 2020 consisted of $38.9 million in maturities of marketable securities. This amount was partially offset by $12.4 million in purchases of property and equipment from an increase in construction in progress, and $0.8 million in capitalized internal-use software costs.
Financing Activities
Net cash provided by financing activities of $23.4 million for the six months ended July 31, 2021 consisted of $9.0 million in net proceeds from our term loan, $9.0 million in proceeds from the exercise of stock options, and $6.1 million in proceeds from our employee stock purchase plan, partially offset by $0.7 million for the repayment of our term loan.
Net cash provided by financing activities of $154.5 million for the six months ended July 31, 2020 primarily consisted of $150.0 million of proceeds from the issuance of a senior mandatory convertible promissory note in June 2020 to a trust affiliated with our CEO, $2.9 million in net proceeds from our term loan, and $1.8 million in proceeds from the exercise of stock options, partially offset by $0.2 million in taxes paid related to the net share settlement of equity awards.
Contractual Obligations and Commitments
During the six months ended July 31, 2021, there were no material changes in our contractual obligations and other commitments, as disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2021, other than the amendments to the operating lease for our corporate headquarters in San Francisco, which commenced in May 2020 and expires in October 2033. We expect to incur a total of approximately $382.7 million of future minimum payments and capital commitments related to this lease of as of July 31, 2021.
For further information on our commitments and contingencies, refer to Note 8 in the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
In January and June 2020, we issued two unsecured senior mandatory convertible promissory notes for an aggregate principal amount of $450.0 million, or the 2020 Notes, to a trust affiliated with our CEO, which were scheduled to mature on January 30, 2025 and June 26, 2025, respectively. The 2020 Notes were senior, unsecured obligations of the Company. The 2020 Notes bore interest at a fixed rate of 3.5% per annum that was compounded annually and payable in-kind, resulting in an aggregate $534.5 million to be due upon settlement. The 2020 Notes would be converted into shares of our Class B common stock, on the applicable maturity date, unless earlier converted into shares of our Class B common stock or redeemed in connection with our bankruptcy, insolvency, or other similar events. The holder of the 2020 Notes was not entitled to convert the 2020 Notes at any time. The 2020 Notes were only convertible into shares of our Class B common stock at our option under certain scenarios, including if the closing price of our Class A common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter equals or exceeds the conversion price (initially $31.58 and $31.09 for the January 2020 Convertible Note and June 2020 Convertible Note, respectively), or upon the occurrence of specified corporate events.

On July 1, 2021, pursuant to the terms of the 2020 Notes, upon meeting the closing trading price criteria for optional conversion, we elected to convert the outstanding principal of $450.0 million, together with the amount of interest that would have accrued thereon from the effective date of the 2020 Notes until the maturity date, into 17,012,822 shares of the Company’s Class B Common Stock based on a conversion price of $31.58 for the note issued in January and $31.09 for the note issued in June 2020.

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
There have been no changes to our critical accounting policies and estimates during the six months ended July 31, 2021 as compared to those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K filed with the SEC on March 30, 2021.
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
Interest Rate Risk
Our cash, cash equivalents, and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds and U.S. government securities. As of July 31, 2021, we had cash and cash equivalents of $270.3 million and marketable securities including non-current investments of $112.0 million. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. However, due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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
Risks Related to Our Business and Industry
We have experienced rapid growth in recent periods, and our recent growth rates may not be indicative of our future growth.
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
We have incurred net losses in each fiscal year since our founding. We generated net losses of $129.0 million and $76.9 million for the six months ended July 31, 2021 and 2020, respectively. As of July 31, 2021, we had an accumulated deficit of $670.5 million. We do not expect to be profitable in the near future, and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. These losses reflect, among other things, the significant investments we made to develop and commercialize our platform, serve our existing customers, and broaden our customer base.
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
A significant part of our business strategy and culture is to focus on long-term growth and customer success over short-term financial results. For example, in the six months ended July 31, 2021, we increased our operating expenses to $258.4 million as compared to $149.2 million in the six months ended July 31, 2020. In the six months ended July 31, 2021, our net loss increased to $129.0 million from $76.9 million in the six months ended July 31, 2020. As a result, in the near and medium term, we may continue to operate at a loss, or our near- and medium-term profitability may be lower than it would be if our strategy were to maximize near- and medium-term profitability. We expect to continue making significant expenditures on sales and marketing efforts, and expenditures to grow our platform and develop new features, integrations, capabilities, and enhancements to our platform. Such expenditures may not result in improved business results or profitability over the long term. If we are ultimately unable to achieve or improve profitability at the level or during the time frame anticipated by securities or industry analysts and our stockholders, the trading price of our Class A common stock may decline.
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
In December 2019, COVID-19 was first reported to the World Health Organization, or WHO. In January 2020, the WHO declared the outbreak to be a public health emergency, and in March 2020, the WHO characterized COVID-19 as a pandemic. Since then, the COVID-19 pandemic and efforts to control its spread and severity have significantly curtailed the movement of people, goods, and services worldwide. As a result, we have closed our headquarters and most of our other offices, required our employees and contractors to work remotely, implemented travel restrictions, and shifted company events and meetings to virtual-only experiences, all of which are expected to continue in the majority of locations in which we operate through 2021. These measures represent a significant disruption in how we operate our business, and we currently do not have visibility on when we may return to normal operations. The operations of our partners, vendors, and customers have likewise been disrupted.
While the duration of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment and mitigation actions, the emergence of variant strains of the virus, and the availability and widespread use of effective vaccines, it has already had an adverse effect on the global economy, and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the conditions caused by this pandemic may affect the rate of global IT spending, which could adversely affect demand for our platform. Further, the COVID-19 pandemic has caused us to experience, in some cases, longer sales cycles and an increase in certain prospective and current customers seeking lower prices or other more favorable contract terms, and has limited the ability of our direct sales force to travel to customers and potential customers. In addition, the COVID-19 pandemic could reduce the value or duration of subscriptions, negatively impact collections of accounts receivable, reduce expected spending from our paying customers, cause some of our paying customers to go out of business, and affect contraction or attrition rates of our paying customers, all of which could adversely affect our business, results of operations, and financial condition. Additionally, concerns over the ongoing economic impact of COVID-19 have caused volatility in financial and other capital markets, which may adversely affect our stock price and our ability to access capital markets in the future.
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
Security breaches can compromise the confidentiality, integrity, and availability of this confidential information or our systems. Such breaches could result from cyber attacks, software bugs and vulnerabilities, malicious code, malware, viruses, social engineering (including phishing), ransomware, supply chain attacks and vulnerabilities through our third-party partners, credential stuffing, efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations, errors or malfeasance of our personnel, misconfiguration, and security vulnerabilities in the software or systems on which we rely. Threats such as these are constantly evolving and therefore grow increasingly sophisticated and complex, which in turn increases the difficulty of detecting and successfully defending against them. Breaches of our security measures or those of our third-party service providers or cyber security incidents could result in unauthorized access to our sites, networks, systems, and accounts; unauthorized access to, and misappropriation of, individuals’ personal information or other confidential or proprietary information of ourselves, our customers, or other third parties; viruses, worms, spyware, or other malware being served from our platform, mobile application, networks, or systems; deletion or modification of content or the display of unauthorized content on our platform; interruption, disruption, or malfunction of operations; costs relating to breach remediation, deployment of additional personnel and protection technologies, and response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; or litigation, regulatory action, and other potential liabilities.

If any of these breaches of security should occur, we cannot guarantee that recovery protocols and backup systems will be sufficient to prevent data loss. Additionally, if any of these breaches occur, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches, and we could be exposed to risk of loss, litigation or regulatory action, and other potential liability. Actual or anticipated security breaches or attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Additionally, there is an increased risk that we may experience cybersecurity-related events such as the reported cybersecurity attack on SolarWinds and a large number of its customers and could face other security challenges as a result of most of our employees and our service providers working remotely from non-corporate-managed networks during the ongoing COVID-19 pandemic and potentially beyond.

Any compromise or breach of our security measures, or those of our third-party service providers, could also violate applicable privacy, data protection, data security, network and information systems security, and other laws, and cause significant legal and financial exposure, adverse publicity, and a loss of confidence in our security measures, which could have a material adverse effect on our business, results of operations, and financial condition. We continue to devote significant resources to protect against security breaches, and we may need to devote significant resources in the future to address problems caused by breaches, including notifying affected subscribers and responding to any resulting litigation, which in turn, diverts resources from the growth and expansion of our business.
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
For the six months ended July 31, 2021, 43% of our revenues were generated from customers outside the United States. We have operations in Dublin, London, Munich, Paris, Reykjavik, Singapore, Sydney, Tokyo, and Vancouver, in addition to New York and San Francisco. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. In addition, we will face risks in doing business internationally that could adversely affect our business and results of operations, including:
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
Risks Related to Government Regulation and Legal Matters, including Taxation and Intellectual Property
We may become subject to intellectual property rights claims and other litigation that are expensive to support, and if resolved adversely, could have a material adverse effect on us.
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

Further, the United Kingdom’s (“U.K.”) exit from the European Union, often referred to as Brexit, requires us to comply with a separate set of data protection laws in the U.K. and exposes us to the potential for divergent enforcement actions. Although the U.K. enacted the Data Protection Act in May 2018 that is designed to be consistent with the GDPR, uncertainty remains regarding how data transfers to and from the U.K. will be regulated notwithstanding Brexit. Pursuant to a post-Brexit trade deal between the U.K. and the E.U., transfers of personal information from the European Economic Area (“EEA”) to the U.K. were not considered restricted transfers under the GDPR for a period of up to six months from January 1, 2021. On June 28, 2021, the E.U. Commission concluded that the U.K. ensures an adequate level of protection for personal information transferred within the scope of the GDPR from the E.U. to the U.K. However, this adequacy decision expires on June 27, 2025, and the E.U. Commission has reserved the right to intervene at any point prior to that date should it find the U.K. to no longer be providing an adequate level of protection. The effects of Brexit have been and are expected to continue to be far-reaching. Brexit and the perceptions as to its impact may adversely affect business activity and economic conditions globally, and could continue to contribute to instability in global financial markets. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the U.K. and the E.U. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. The full effects of Brexit are uncertain and will remain so until the U.K. and European Union reach a definitive resolution with regards to outstanding trade and legal matters. Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, the full extent to which our business, results of operations, and financial condition could be adversely affected by Brexit is uncertain.
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
At present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield, Swiss-U.S. Privacy Shield, and the SCCs, all of which are mechanisms on which we have relied for personal information transfers from Europe to the United States and other countries. In November 2020, E.U. regulators proposed a new set of SCCs. The new SCCs impose additional obligations and requirements with respect to the transfer of E.U. personal data to other jurisdictions, which may increase the legal risks and liabilities under the GDPR and local E.U. laws associated with cross-border data transfers, and result in material increased compliance and operational costs. On June 4, 2021, the E.U. Commission adopted the new SCCs, and we are in the process of working to ensure that they will be incorporated in accordance with the two grace periods provided by the E.U. Commission. Similarly, the U.K. is also revisiting the requirements around transfers of personal information out of the U.K. that may set out additional obligations and requirements on transfers of personal information. If we are unable to implement a valid solution for personal information transfers from Europe or the U.K., including implementing necessary supplemental measures to protect data transferred from Europe, we will face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe and the U.K., and we may be required to increase our data processing capabilities in Europe and the U.K. at significant expense. Inability to import personal information from Europe and the U.K. to the United States or other countries may decrease demand for our products and services as our customers that are subject to the GDPR may seek alternatives that do not involve personal information transfers out of Europe and the U.K. Our inability to import personal information to the United States and other countries may decrease the functionality or effectiveness of our products and services and adversely impact our marketing efforts, plans and activities. We expect E.U. regulators to aggressively enforce E.U. laws prohibiting data transfers to the United States and other countries without a legally sound transfer mechanism, and it possible that E.U. regulators could prevent us from transferring any personal information out of the European Union to certain countries like the United States.
Furthermore, rules regarding the use of online cookies and similar online trackers in the European Union are becoming more stringent in terms of the advance consent companies must obtain from data subjects before such trackers can be placed on browsers. Other regions of the world have likewise adopted privacy regulations that may result in increased restrictions on cookie collection and use, and fines for noncompliance. These developments may impact our analytics and advertising activities and our ability to analyze how users interact with our services.
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
Data protection legislation is also becoming increasingly common in the United States at both the federal and state level. For example, the California Consumer Privacy Act of 2018, or the CCPA, came into effect on January 1, 2020 and final CCPA regulations were issued in August 2020. The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use, and sharing practices, allows consumers to opt out of certain data sharing with third parties and exercise certain individual rights regarding their personal information, provides a new cause of action for data breaches, and provides for penalties for noncompliance of up to $7,500 per violation. While we have implemented a CCPA compliance program that we continue to evaluate and improve upon, we still do not know how the California Attorney General will interpret or enforce many aspects of the CCPA. Additionally, the California Privacy Rights Act (“CPRA”) was approved by voters in California in November 2020, and beginning in January 2023 will impose additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It will also create a new California data protection agency to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. Aspects of the CCPA and CPRA and their interpretation and enforcement remain uncertain. The potential effects of the CCPA and CPRA are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Similar laws have been proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging. For example, in March 2021 Virginia enacted the Virginia Consumer Data Protection Act, a comprehensive privacy statute that shares similarities with the CCPA and CPRA.

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
Income, sales, use, value-added, or other tax laws, statutes, rules, regulations, or ordinances could be enacted or amended at any time (possibly with retroactive effect), and could be applied solely or disproportionately to products and services provided over the internet. These enactments or amendments could reduce our sales activity due to the inherent cost increase the taxes would represent and ultimately harm our results of operations and cash flows.
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
Our business, results of operations, and financial condition may be harmed if we are required to collect sales, value-added, or other related taxes for subscriptions to our platform in jurisdictions where we have not historically done so.
We collect sales tax in a number of jurisdictions. One or more states or countries may seek to impose incremental or new sales, use, value-added, or other tax collection obligations on us. A successful assertion by a state, country, or other jurisdiction that we should have been or should be collecting additional sales, use, value-added, or other taxes could, among other things, result in substantial tax payments, create significant administrative burdens for us, discourage potential customers from subscribing to our platform due to the incremental cost of any such sales, value-added, or other related taxes, or otherwise harm our business, results of operations, and financial condition.
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

Risks Related to Our Capital Allocation Strategy
We may need additional capital, and we cannot be sure that additional financing will be available.
Historically, we have financed our operations and capital expenditures primarily through sales of our capital stock and debt securities that are convertible into our capital stock. In the future, we may raise additional capital through additional debt or equity financings to support our business growth, to respond to business opportunities, challenges, competition, or unforeseen circumstances, or for other reasons. On an ongoing basis, we are evaluating sources of financing and may need to raise additional capital in the future. Our ability to obtain additional capital will depend on our development efforts, business plans, investor demand, operating performance, the condition of the capital markets, and other factors. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences, or privileges senior to the rights of existing stockholders, and existing stockholders may experience dilution. Further, if we are unable to obtain additional capital when required, or are unable to obtain additional capital on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges, competition, or unforeseen circumstances would be adversely affected.
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
General Risks
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
•health epidemics, such as the ongoing COVID-19 pandemic, influenza, and other highly communicable diseases or viruses; and
•sales or expectations with respect to sales of shares of our Class A common stock by us or our security holders, particularly sales by our founders, directors, executive officers, and principal stockholders, none of whom are subject to any contractual lock-up agreement or other contractual restrictions on transfer.
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
Dustin Moskovitz, our co-founder, President, Chief Executive Officer, Chair, and largest stockholder, beneficially owns a significant percentage of our outstanding Class A common stock and Class B common stock, together, representing a majority of the voting power of our capital stock as of July 31, 2021. On July 1, 2021, pursuant to the terms of two 3.5% senior mandatory convertible promissory notes due 2025 (the “Convertible Notes”) and upon meeting the closing trading price criteria for optional conversion by Asana, we elected to convert the Convertible Notes into 17,012,822 shares of our Class B common stock. The Convertible Notes were held by a trust affiliated with Mr. Moskovitz and the shares were accordingly issued to the trust. The conversion of the Convertible Notes therefore increased Mr. Moskovitz’s voting power. Mr. Moskovitz could exert substantial influence over matters requiring approval by our stockholders. This concentration of ownership may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
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
Our Class B common stock has 10 votes per share, and our Class A common stock, which is the stock listed on the NYSE and the LTSE, has one vote per share. Our founders, directors, executive officers, and their affiliates hold a majority of the voting power of our capital stock. Because of the 10-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a significant percentage of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the date of automatic conversion described below, when all outstanding shares of Class B common stock and Class A common stock will convert automatically into shares of a single class of common stock. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
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
We cannot predict whether our dual class structure will result in a lower or more volatile trading price of our Class A common stock on the NYSE and LTSE, in adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it plans to require new constituents of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it will no longer admit companies with multiple-class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Also in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under such announced policies, the dual class structure of our common stock would make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices would not invest in our Class A common stock. These policies are relatively new and it is unclear what effect, if any, they will have on the valuations of publicly-traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. Because of the dual class structure of our common stock, we will likely be excluded from certain indices, and we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and would make our Class A common stock less attractive to other investors. As a result, the trading price of our Class A common stock could be adversely affected.
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
We cannot assure you that any equity research analysts will adequately provide research coverage about our company and of our Class A common stock. A lack of adequate research coverage may harm the liquidity and trading price of our Class A common stock. To the extent equity research analysts do provide research coverage of our company and our Class A common stock, we will not have any control over the content and opinions included in their reports. The trading price of our Class A common stock could decline if one or more of these analysts downgrade our stock or publish inaccurate or unfavorable commentary or research. If one or more of these analysts cease coverage of our company, or fail to regularly publish reports on us, the demand for our Class A common stock could decrease, which in turn could cause our trading price or trading volume to decline.
The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.
As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of the NYSE and the LTSE, and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources. Furthermore, several members of our management team do not have prior experience in running a public company. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations, and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. Being a public company that is subject to these new rules and regulations has made and will continue to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly members who can serve on our audit committee and compensation committee, and qualified executive officers. As a result of the disclosure obligations required of a public company, our business and financial condition will become more visible, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, results of operations, and financial condition would be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, would divert the resources of our management and harm our business, results of operations, and financial condition.
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
We may issue our capital stock or securities convertible into our capital stock from time to time in connection with a financing, acquisition, investments, or otherwise. Additional issuances of our stock will result in dilution to existing holders of our stock. Also, the exercise of stock options to purchase our stock and the settlement of RSUs will result in further dilution. The amount of dilution could be substantial depending upon the size of the issuance or exercise. In January and June 2020, we issued and sold the Convertible Notes to the Dustin Moskovitz Trust, an affiliated trust of Mr. Moskovitz, for an aggregate principal amount of $450.0 million, that, if converted prior to their maturity, would convert into a number of shares of our Class B common stock between an aggregate of 17,012,822 and 27,220,504 shares. On July 1, 2021, pursuant to the terms of the Convertible Notes, upon meeting the closing trading price criteria for optional conversion by Asana, we elected to convert all remaining amounts outstanding under the Convertible Notes into shares of our Class B Common Stock at the applicable minimum conversion rate set forth in the Convertible Notes, for the issuance of an aggregate of 17,012,822 shares of Class B Common Stock to the Dustin Moskovitz Trust. Any future such transactions, notes or issuances could result in substantial dilution to our existing stockholders and cause the trading price of our Class A common stock to decline.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchase of Equity Securities
The following table contains information relating to the repurchases of our common stock made by us in the three months ended July 31, 2021.

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share
May 1 - May 31, 2021	—	—
June 1 - June 30, 2021	1,721	$1.60
July 1 - July 31, 2021	2,683	7.50
Total	4,404	$5.19
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

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant.	8-K	001-39495	3.1	September 21, 2020
3.2	Restated Bylaws of the Registrant.	8-K	001-39495	3.2	September 21, 2020
4.1	Omnibus Amendment to Financing Agreements.	S-1/A	333-248303	4.3	September 9, 2020
10.1*	Commencement Date Memoranda to Lease between Swig 631 Folsom, LLC, SIC Holdings, LLC and the Registrant, dated as of May 17, 2021.
10.2*	Voting Agreement dated as of August 13, 2021, by and between Good Ventures Foundation and Dustin Moskovitz.
10.3#	Offer Letter between Anne Raimondi and the Registrant, dated as of August 27, 2021.	8-K	001-39495	10.1	September 1, 2021
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2021, has been formatted in Inline XBRL
________________
*    Filed herewith.
#    Indicates a management contract or compensatory plan or arrangement.
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

ASANA, INC.

Date: September 3, 2021	By:	/s/ Dustin Moskovitz
Dustin Moskovitz
President, Chief Executive Officer, and Chair
(Principal Executive Officer)

Date: September 3, 2021	By:	/s/ Tim Wan
Tim Wan
Chief Financial Officer
(Principal Financial Officer)