Form 10-Q
period 2021-10-31
Asana, Inc.
filed 2021-12-03
CIK 1477720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 30, 2021, the number of shares of the registrant’s Class A common stock outstanding was 97,690,349 and the number of shares of the registrant’s Class B common stock outstanding was 88,739,069.

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ASANA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	October 31, 2021	January 31, 2021
Assets
Current assets
Cash and cash equivalents	$271,818	$259,878
Marketable securities	71,578	126,396
Accounts receivable, net	47,067	32,194
Prepaid expenses and other current assets	28,093	27,295
Total current assets	418,556	445,763
Property and equipment, net	100,523	74,436
Operating lease right-of-use assets	175,508	182,924
Investments, noncurrent	10,182	19,125
Other assets	15,012	8,871
Total assets	$719,781	$731,119

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$13,487	$9,599
Accrued expenses and other current liabilities	48,649	41,616
Deferred revenue, current	150,572	103,875
Operating lease liabilities, current	10,957	8,386
Total current liabilities	223,665	163,476
Term loan, net	35,608	29,508
Convertible notes, net—related party	—	351,161
Operating lease liabilities, noncurrent	208,525	196,802
Other liabilities	4,522	2,961
Total liabilities	472,320	743,908
Commitments and contingencies (Note 8)
Stockholders' equity (deficit)
Common stock	2	2
Additional paid-in capital	987,398	528,616
Accumulated other comprehensive income (loss)	(200)	39
Accumulated deficit	(739,739)	(541,446)
Total stockholders’ equity (deficit)	247,461	(12,789)
Total liabilities and stockholders’ equity (deficit)	$719,781	$731,119

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Revenues	$100,337	$58,905	$266,488	$158,635
Cost of revenues	9,581	7,321	27,364	20,548
Gross profit	90,756	51,584	239,124	138,087
Operating expenses:
Research and development	53,788	32,996	142,209	81,338
Sales and marketing	73,295	48,039	194,009	122,952
General and administrative	31,761	32,483	81,027	58,400
Total operating expenses	158,844	113,518	417,245	262,690
Loss from operations	(68,088)	(61,934)	(178,121)	(124,603)
Interest income and other income (expense), net	(446)	(389)	(766)	1,010
Interest expense	(353)	(10,351)	(18,078)	(25,706)
Loss before provision for income taxes	(68,887)	(72,674)	(196,965)	(149,299)
Provision for income taxes	393	615	1,328	901
Net loss	$(69,280)	$(73,289)	$(198,293)	$(150,200)
Net loss per share:
Basic and diluted	$(0.37)	$(0.65)	$(1.15)	$(1.70)
Weighted-average shares used in calculating net loss per share:
Basic and diluted	185,022	113,264	172,684	88,539

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Net loss	$(69,280)	$(73,289)	$(198,293)	$(150,200)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	(37)	(17)	(44)	(38)
Change in foreign currency translation adjustments	(100)	(42)	(195)	33
Comprehensive loss	$(69,417)	$(73,348)	$(198,532)	$(150,205)

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Three Months Ended October 31, 2021
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at July 31, 2021	—	$—	183,725	$2	$949,784	$(63)	$(670,459)	$279,264
Issuance of common stock upon the exercise of options	—	—	1,434	—	3,836	—	—	3,836
Vesting of early exercised stock options	—	—	—	—	588	—	—	588
Issuance of common stock upon the vesting and settlement of restricted stock units, net of shares withheld for taxes	—	—	777	—	—	—	—	—
Issuance of common stock under employee share purchase plan	—	—	287	—	7,223	—	—	7,223
Stock-based compensation expense	—	—	—	—	25,967	—	—	25,967
Net unrealized gain on marketable securities	—	—	—	—	—	(37)	—	(37)
Foreign currency translation adjustments	—	—	—	—	—	(100)	—	(100)
Net loss	—	—	—	—	—	—	(69,280)	(69,280)
Balances at October 31, 2021	—	$—	186,223	$2	$987,398	$(200)	$(739,739)	$247,461

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT) - CONTINUED
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

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT) - CONTINUED
(in thousands)
(unaudited)

	Nine Months Ended October 31, 2021
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at January 31, 2021	—	$—	161,480	$2	$528,616	$39	$(541,446)	$(12,789)
Issuance of common stock upon the exercise of options	—	—	5,470	—	12,651	—	—	12,651
Vesting of early exercised stock options	—	—	—	—	1,893	—	—	1,893
Repurchases of common stock	—	—	(10)	—	—	—	—	—
Issuance of common stock upon the vesting and settlement of restricted stock units, net of shares withheld for taxes	—	—	1,733	—	—	—	—	—
Issuance of common stock under employee share purchase plan	—	—	537	—	13,350	—	—	13,350
Issuance of common stock upon conversion of convertible notes—related party	—	—	17,013	—	368,459	—	—	368,459
Stock-based compensation expense	—	—	—	—	62,429	—	—	62,429
Net unrealized loss on marketable securities	—	—	—	—	—	(44)	—	(44)
Foreign currency translation adjustments	—	—	—	—	—	(195)	—	(195)
Net loss	—	—	—	—	—	—	(198,293)	(198,293)
Balances at October 31, 2021	—	$—	186,223	$2	$987,398	$(200)	$(739,739)	$247,461

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT) - CONTINUED
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

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2021	2020
Cash flows from operating activities
Net loss	$(198,293)	$(150,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	1,238	1,204
Depreciation and amortization	5,501	2,508
Loss (gain) on sale of property and equipment	37	(12)
Amortization of deferred contract acquisition costs	5,939	2,684
Stock-based compensation expense	62,260	18,299
Net accretion of discount on marketable securities	701	82
Non-cash lease expense	13,242	11,835
Amortization of discount on convertible notes and term loan issuance costs	10,640	15,964
Non-cash interest expense	6,670	9,709
Changes in operating assets and liabilities:
Accounts receivable	(13,979)	(11,831)
Prepaid expenses and other current assets	(8,988)	(13,251)
Other assets	(6,353)	(2,537)
Accounts payable	9,063	1,840
Accrued expenses and other current liabilities	10,571	13,544
Deferred revenue	48,827	26,041
Operating lease liabilities	8,464	(584)
Net cash used in operating activities	(44,460)	(74,705)
Cash flows from investing activities
Purchases of marketable securities	(61,923)	(126,613)
Sales of marketable securities	351	—
Maturities of marketable securities	124,588	45,341
Purchases of property and equipment	(40,303)	(35,153)
Sales of property and equipment	22	12
Capitalized internal-use software	(487)	(858)
Net cash provided by (used in) investing activities	22,248	(117,271)
Cash flows from financing activities
Proceeds from term loan, net of issuance costs	9,000	12,915
Repayment of term loan	(1,167)	—
Proceeds from issuance of convertible notes—related party	—	150,000
Taxes paid related to net share settlement of equity awards	—	(378)
Repurchases of common stock	(36)	—
Proceeds from exercise of stock options	12,827	16,194
Proceeds from employee stock purchase plan	13,350	—
Net cash provided by financing activities	33,974	178,731
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	178	(7)
Net increase (decrease) in cash, cash equivalents, and restricted cash	11,940	(13,252)
Cash, cash equivalents, and restricted cash
Beginning of period	259,878	310,677
End of period	$271,818	$297,425
See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2021	2020
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$271,818	$297,425
Restricted cash	—	—
Total cash, cash equivalents, and restricted cash	$271,818	$297,425

Supplemental cash flow data
Cash paid for income taxes	$943	$122
Cash paid for interest	$611	$14
Supplemental non-cash investing and financing information
Purchase of property and equipment in accounts payable and accrued expenses	$818	$11,895
Vesting of early exercised stock options	$1,893	$2,746
Issuance of common stock upon conversion of convertible notes—related party	$368,459	$—

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
Direct Listing
On September 30, 2020, the Company completed a direct listing of its Class A common stock (the “Direct Listing”) on the NYSE. The Company incurred fees related to financial advisory service, audit, and legal expenses in connection with the Direct Listing and recorded general and administrative expenses of $15.7 million and $18.0 million for the three and nine months ended October 31, 2020, respectively. The Company recorded no general and administrative expenses in connection with the Direct Listing for the three and nine months ended October 31, 2021. Prior to the Direct Listing, all 73.6 million outstanding shares of redeemable convertible preferred stock were converted into an equivalent number of shares of Class B common stock.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, and marketable securities. Substantially all the Company’s cash and cash equivalents are held with financial institutions that management believes are of high credit quality. Such deposits may, at times, exceed federally insured limits. Cash equivalents are invested in highly rated money market funds.
A large portion of the Company’s customers authorize the Company to bill their credit card accounts through the Company’s third-party payment processing partners, presenting additional credit risk. For the three and nine months ended October 31, 2021 and October 31, 2020, there was no individual customer that accounted for 10% or more of the Company’s revenues. The Company had no individual customer account for more than 10% of accounts receivable as of October 31, 2021, and had one customer account for approximately 13% of accounts receivable as of January 31, 2021.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations - Accounting for Contract Liabilities from Contracts with Customers, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities from acquired contracts using the revenue recognition guidance under Accounting Standards Codification Topic 606 in order to align the recognition of a contract liability with the definition of a performance obligation. The guidance is effective for the Company’s fiscal years beginning after February 1, 2023. The Company is currently evaluating the impact of adopting ASU 2021-08.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
Recently Adopted Accounting Pronouncements
On February 1, 2021, the Company adopted ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including accounts receivables. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in more timely recognition of credit losses. The adoption of the guidance did not have a material impact on the Company’s condensed consolidated financial statements.
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
Note 3.    Revenues
Deferred Revenue and Remaining Performance Obligations
Total deferred revenue was $154.7 million as of October 31, 2021, of which $4.1 million is presented within other liabilities, as a noncurrent liability, in the condensed consolidated balance sheet.
The Company recognized $19.8 million and $11.7 million of revenues during the three months ended October 31, 2021 and 2020, respectively, that were included in the deferred revenue balances at January 31, 2021 and 2020, respectively. The Company recognized $95.6 million and $58.3 million of revenues during the nine months ended October 31, 2021 and 2020, respectively, that were included in the deferred revenue balances at January 31, 2021 and 2020, respectively.
As of October 31, 2021, the Company's remaining performance obligations from subscription contracts was $190.0 million, of which the Company expects to recognize approximately 86% as revenues over the next 12 months and the remainder thereafter.
Deferred Contract Acquisition Costs
Deferred contract acquisition costs are amortized over a period of benefit of three years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in the software-as-a-service industry.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Beginning balance	$16,974	$7,867	$12,093	$6,107
Capitalization of contract acquisition costs	4,268	3,328	12,771	6,673
Amortization of deferred contract acquisition costs	(2,317)	(1,099)	(5,939)	(2,684)
Ending balance	$18,925	$10,096	$18,925	$10,096

Deferred contract acquisition costs, current	$9,099	$4,749	$9,099	$4,749
Deferred contract acquisition costs, noncurrent	9,826	5,347	9,826	5,347
Total deferred contract acquisition costs	$18,925	$10,096	$18,925	$10,096

Deferred contract acquisition costs, current is presented within prepaid expenses and other current assets in the condensed consolidated balance sheet. Deferred contract acquisition costs, noncurrent is presented within other assets in the condensed consolidated balance sheet.

Note 4.    Fair Value Measurements
The following table summarizes, for assets and liabilities measured at fair value, the respective fair value and classification by level of input within the fair value hierarchy (in thousands):

	October 31, 2021
	Level 1	Level 2	Level 3	Total
Current Assets
Cash equivalents
Money market funds	$225,415	$—	$—	$225,415
Total cash equivalents	$225,415	$—	$—	$225,415
Marketable securities
U.S. treasury bonds	$—	$—	$—	$—
Commercial paper	—	46,130	—	46,130
Corporate bonds	—	24,843	—	24,843
Certificate of deposit	—	605	—	605
Total marketable securities	$—	$71,578	$—	$71,578

Non-current Assets
Corporate bonds	—	10,182	—	10,182
Total assets	$225,415	$81,760	$—	$307,175

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	January 31, 2021
	Level 1	Level 2	Level 3	Total
Current Assets
Cash equivalents
Money market funds	$207,187	$—	$—	$207,187
Commercial paper	—	2,230	—	2,230
Certificates of deposit	—	1,050	—	1,050
Total cash equivalents	$207,187	$3,280	$—	$210,467
Marketable securities
U.S. treasury bonds	$40,245	$—	$—	$40,245
Commercial paper	—	43,159	—	43,159
Corporate bonds	—	40,286	—	40,286
Certificate of deposit	—	2,706	—	2,706
Total marketable securities	$40,245	$86,151	$—	$126,396

Non-current Assets
Corporate bonds	—	19,125	—	19,125
Total assets	$247,432	$108,556	$—	$355,988

The following table summarizes the Company's investments in marketable securities on the condensed consolidated balance sheets (in thousands):

	October 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current Assets
U.S. treasury bonds	$—	$—	$—	$—
Commercial paper	46,131	—	(1)	46,130
Corporate bonds	24,849	4	(10)	24,843
Certificates of deposit	605	—	—	605
Total marketable securities	$71,585	$4	$(11)	$71,578

Non-current Assets
Corporate bonds	10,195	3	(16)	10,182
Total assets	$81,780	$7	$(27)	$81,760

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
The Company periodically evaluates its investments for other-than-temporary declines in fair value. The unrealized losses on the available-for-sale securities were primarily due to unfavorable changes in interest rates subsequent to the initial purchase of these securities. Gross unrealized losses of the Company’s available-for-sale securities that have been in a continuous unrealized loss position for twelve months or longer were immaterial as of October 31, 2021 and January 31, 2021. The Company expects to recover the full carrying value of its available-for-sale securities in an unrealized loss position as it does not intend or anticipate a need to sell these securities prior to recovering the associated unrealized losses. The Company also expects any credit losses would be immaterial based on the high-grade credit rating for each of such available-for-sale securities. As a result, the Company does not consider any portion of the unrealized losses as of October 31, 2021 or January 31, 2021 to represent an other-than temporary impairment or credit losses.
In April 2020, the Company entered into a five-year $40.0 million term loan agreement with Silicon Valley Bank. As of October 31, 2021, $40.0 million was drawn and $38.8 million was outstanding under this term loan. The fair value of the term loan approximates its carrying value since the interest rate is at market.
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

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 5.    Balance Sheet Components
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	October 31, 2021	January 31, 2021
Desktop and other computer equipment	$2,203	$2,229
Furniture and fixtures	8,580	2,012
Leasehold improvements	93,942	13,686
Capitalized internal-use software	11,175	10,498
Construction in progress[1]	1,148	68,409
Total gross property and equipment	117,048	96,834
Less: Accumulated depreciation and amortization	(16,525)	(22,398)
Total property and equipment, net	$100,523	$74,436
__________________
1 Construction in progress is primarily related to the build-out of the Company's new corporate headquarters. Refer to Note 9. Leases for additional information.
Depreciation and amortization expense was $3.1 million and $1.0 million for the three months ended October 31, 2021 and 2020, respectively, and $5.5 million and $2.5 million for the nine months ended October 31, 2021 and 2020, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	October 31, 2021	January 31, 2021
Prepaid expenses	$13,392	$16,696
Deferred contract acquisition costs, current	9,099	5,742
Other current assets	5,602	4,857
Total prepaid expenses and other current assets	$28,093	$27,295
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	October 31, 2021	January 31, 2021
Accrued payroll liabilities	$10,893	$10,607
Accrued taxes for fringe benefits	3,083	2,963
Accrued advertising expenses	5,637	7,020
Accrued property and equipment	603	4,715
Accrued consulting expenses	4,796	2,393
Accrued sales and value-added taxes	6,450	3,704
Other liabilities	17,187	10,214
Total accrued expenses and other current liabilities	$48,649	$41,616
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

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The net carrying amount of the Convertible Notes as of January 31, 2021 was as follows (in thousands):

January 31, 2021
Principal	$450,000
Unamortized discount	(112,548)
Accrued interest expense	13,709
Net carrying amount	$351,161

Interest expense related to the Convertible Notes recorded prior to the conversion was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Amortization of debt discount	$—	$6,346	$10,628	$15,955
Contractual interest expense	—	3,970	6,670	9,709
Total interest expense	$—	$10,316	$17,298	$25,664
Note 7.     Debt
In April 2020, the Company entered into a five-year $40.0 million term loan agreement with Silicon Valley Bank. As of October 31, 2021, $40.0 million was drawn and $38.8 million was outstanding under this term loan. As of October 31, 2021, the Company was in compliance with all financial covenants related to the term loan.
The net carrying amount of the term loan was as follows (in thousands):

October 31, 2021
Principal	$38,833
Accrued Interest	76
Unamortized loan issuance costs	(59)
Net carrying amount	$38,850

Term loan, current	$3,242
Term loan, noncurrent	$35,608
Note 8.     Commitments and Contingencies
Standby Letters of Credit
As of October 31, 2021, the Company had several letters of credit outstanding related to its operating leases totaling $21.6 million. The letters of credit expire at various dates between 2021 and 2034.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Purchase Commitments
In January 2021, the Company entered into a 60-month contract with Amazon Web Services for hosting-related services. Pursuant to the terms of the contract, the Company is required to spend a minimum of $103.5 million over the term of the agreement. The commitment may be offset by up to $7.3 million in additional credits subject to the Company meeting certain conditions of the agreement, of which $2.0 million have been earned as of October 31, 2021 and the remainder of which the Company has determined are probable to be earned. As of October 31, 2021, the Company had payments of $86.1 million remaining on the commitment, of which $3.1 million has been recorded on the Company’s condensed consolidated balance sheet within accounts payable or accrued expenses and other liabilities.
Capital Commitments
During the year ended January 31, 2021, the Company entered into multiple agreements with a construction company related to the build-out of the Company’s new corporate headquarters (see Note 9. Leases). The cumulative contract value is $70.5 million, and as of October 31, 2021, less than $0.1 million remains unpaid under these agreements.
Indemnification Agreements
The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against any liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual.
Additionally, in the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which it agrees to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. For the nine months ended October 31, 2021 and 2020, no demands have been made upon the Company to provide indemnification under such agreements, and there are no claims that the Company is aware of that could have a material adverse effect on its financial position, results of operations, or cash flows.
Contingencies
From time to time in the normal course of business, the Company may be subject to various claims and other legal matters arising in the ordinary course of business. As of October 31, 2021, the Company believes that none of its current legal proceedings would have a material adverse effect on its financial position, results of operations, or cash flows.
Note 9.     Leases
The Company leases real estate facilities under non-cancelable operating leases with various expiration dates through fiscal 2034. The Company has no lease agreements that are classified as finance leases.
The components of lease costs, lease term, and discount rate for operating leases are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Operating lease costs (in thousands)	$9,545	$8,076	$27,909	$16,777
Short-term lease costs (in thousands)	955	1,098	2,580	2,506
Variable lease costs (in thousands)	91	254	688	1,155
Total lease costs (in thousands)	$10,591	$9,428	$31,177	$20,438

	October 31, 2021	October 31, 2020
Weighted-average remaining lease term (in years)	11.7	11.9
Weighted-average discount rate	9.5%	9.8%

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Supplemental cash flow information related to operating leases are as follows (in thousands):

	Nine Months Ended October 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$9,441	$9,439
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,864	$128,789
Future minimum lease payments (net of tenant improvement receivables) under non-cancelable operating leases with initial lease terms in excess of one year included in the Company’s lease liabilities as of October 31, 2021 are as follows (in thousands):

Fiscal year ending January 31,	Operating Lease Payments (Net)
2022 (3 months remaining)	$5,258
2023	31,556
2024	28,341
2025	28,032
2026 and thereafter	284,041
Total undiscounted operating lease payments	$377,228
Less: imputed interest	(157,746)
Total operating lease liabilities	$219,482
The Company has an operating lease arrangement for office space in San Francisco, which commenced in May 2020 and expires in October 2033. As part of the agreement, the Company was required to issue a $17.0 million letter of credit upon access to the office space, which occurred in the year ended January 31, 2021. The Company participated in the construction of the office space and has incurred construction costs to prepare the office space for its use, which will be partially reimbursed by the landlord. During the year ended January 31, 2021, all three phases of this lease commenced, and as a result, the Company recognized total ROU assets of $175.5 million, with corresponding operating lease liabilities of $173.4 million, on the consolidated balance sheet as of the respective commencement dates of these three phases. The Company expects to incur a total of approximately $383.6 million of future minimum payments and capital commitments, net of tenant improvement receivables, as of October 31, 2021, inclusive of $369.6 million of net lease payments included in the future minimum lease payments table above and the remaining capital commitments related to the build-out of the Company’s new corporate headquarters referenced in Note 8. Commitments and Contingencies. The lease arrangement also includes a fee for access to additional shared space, for which future payments total $3.9 million.
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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Numerator:
Net loss	$(69,280)	$(73,289)	$(198,293)	$(150,200)
Denominator:
Weighted-average shares used in calculating net loss per share, basic and diluted	185,022	113,264	172,684	88,539
Net loss per share, basic and diluted	$(0.37)	$(0.65)	$(1.15)	$(1.70)
The potential shares of common stock that were excluded from the computation of diluted net loss per share for the period presented because including them would have been anti-dilutive are as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Redeemable convertible preferred stock	—	—	—	—
Stock options	16,238	25,170	16,238	25,170
Restricted stock units	8,629	5,414	8,629	5,414
Early exercised stock options	286	946	286	946
Shares issuable pursuant to the 2020 Employee Stock Purchase Plan	74	63	74	63
Total	25,227	31,593	25,227	31,593
As noted in Note 6. Convertible Notes—Related Party, the Convertible Notes were converted into 17,012,822 shares of the Company’s Class B Common Stock in July 2021. The shares underlying the Convertible Notes were previously excluded from diluted EPS because the effect would have been anti-dilutive.
Note 11. Stockholders’ Deficit
Common Stock
There are two classes of common stock that total 1,500,000,000 authorized shares: 1,000,000,000 authorized shares of Class A common stock and 500,000,000 authorized shares of Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 10 votes per share and is convertible into one share of Class A common stock. There were 97,459,920 shares of Class A common stock and 88,762,762 shares of Class B common stock issued and outstanding as of October 31, 2021.
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

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Shares of common stock purchased under the 2012 Plan or the 2020 Plan are subject to certain restrictions and repurchase rights.
Stock Options
Option activity under the Company’s combined stock plans is set forth below (in thousands, except years and per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual (in years)	Aggregate Intrinsic Value
Balances at January 31, 2021	22,340	$2.85	6.9	$726,455
Options granted	—	—
Options exercised	(5,470)	2.35
Options canceled	(632)	4.19
Balances at October 31, 2021	16,238	$2.97	6.4	$2,156,823
Vested and exercisable at October 31, 2021	10,261	$2.32	5.8	$1,369,553
Vested and expected to vest at October 31, 2021	16,524	$2.99	6.4	$2,194,587
The weighted-average grant-date fair value of options granted and the total intrinsic value of options exercised during the periods presented were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Weighted-average grant-date fair value per share	N/A	N/A	N/A	$6.77
Aggregate intrinsic value of options exercised (in thousands)	$137,980	$151,988	$303,122	$164,357
Early Exercise of Employee Options
The 2009 Plan and 2012 Plan allow for the early exercise of stock options. The consideration received for an early exercise of an option is considered to be a deposit of the exercise price, and the related dollar amount is recorded as a liability and reflected in accrued expenses and other current liabilities and other liabilities in the condensed consolidated balance sheets. This liability is reclassified to additional paid-in capital as the awards vest. If a stock option is early exercised, the unvested shares may be repurchased by the Company in case of employment termination at the price paid by the purchaser for such shares. Shares that were subject to repurchase totaled 286,068 and 946,283 at October 31, 2021 and 2020, respectively.
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

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Restricted Stock Units
The Company’s RSU activity is set forth below (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested RSUs at January 31, 2021	8,199	$19.01	$289,987
RSUs granted	3,200	50.63
RSUs vested	(1,992)	18.01
RSUs cancelled/forfeited	(778)	19.85
Unvested RSUs at October 31, 2021	8,629	30.88	$1,171,805
RSUs vested, not yet released at October 31, 2021	416	$18.19
Stock-Based Compensation Expense
Stock-based compensation for stock-based awards to employees and non-employees in the Company’s condensed consolidated statements of operations for the periods below were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Cost of revenues	$192	$75	$462	$175
Research and development	14,351	4,783	34,741	9,520
Sales and marketing	7,138	2,463	16,641	5,084
General and administrative	4,172	1,620	10,421	3,520
Total stock-based compensation expense	$25,853	$8,941	$62,265	$18,299
The stock-based compensation expense related to options granted to non-employees for the three and nine months ended October 31, 2021 and 2020 were not material.
Total unrecognized compensation costs related to unvested awards not yet recognized under all equity compensation plans was as follows:

	October 31, 2021
	Unrecognized Expense (in thousands)	Weighted-Average Expected Recognition Period (in years)
Stock options	$15,333	1.7
RSUs	243,081	3.1
Total unrecognized stock-based compensation expense	$258,414	3.0
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

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
end on September 15, 2022. The purchase price of shares of Class A common stock under an offering will be the lesser of: (i) 85% of the fair market value of such shares of Class A common stock on the offering date, and (ii) 85% of the fair market value of such shares of Class A common stock on the applicable purchase date.
Current employees who purchase shares under the ESPP may not sell such shares prior to the first anniversary of such purchase date and such shares will be designated with an applicable resale restriction. As of October 31, 2021, 537,723 shares have been purchased under the ESPP.
During the nine months ended October 31, 2021, the Company recognized $6.0 million of stock-based compensation expense related to the ESPP and withheld $2.4 million in contributions from employees. As of October 31, 2021, total unrecognized compensation costs related to the ESPP was $6.4 million, which will be amortized over a weighted average vesting term of 1.0 year.
Note 12.    Interest Income and Other Income (Expense), Net
Interest income and other income (expense), net consist of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Interest income	$187	$61	$363	$864
Unrealized losses on foreign currency transactions	(629)	(612)	(632)	(19)
Other non-operating income (expense)	(4)	162	(497)	165
Total interest income and other income (expense), net	$(446)	$(389)	$(766)	$1,010
Note 13.    Income Taxes
The Company's income tax expense was $0.4 million and $0.6 million for the three months ended October 31, 2021 and 2020, respectively, and $1.3 million, and $0.9 million, for the nine months ended October 31, 2021 and 2020, respectively, primarily due to income taxes in foreign jurisdictions.
Note 14.    Geographic Information
The following tables set forth revenues and long-lived assets, including operating lease ROU assets, by geographic area for the periods presented below (in thousands):
Revenues

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
United States	$58,622	$33,887	$153,832	$91,582
International	41,715	25,018	112,656	67,053
Total revenues	$100,337	$58,905	$266,488	$158,635
Revenues by geography are based on the billing address of the customer.
Long-Lived Assets

	October 31, 2021	January 31, 2021
United States	$270,138	$252,521
International	5,893	4,839
Total long-lived assets	$276,031	$257,360

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 15.    Related Party Transactions
In January and June 2020, the Company issued Convertible Notes to a trust affiliated with the Company’s CEO. The Company elected to convert these Convertible Notes on July 1, 2021. See Note 6, “Convertible Notes—Related Party” for further details.

During the fiscal year ended January 31, 2020, the Company began leasing certain office facilities from a company affiliated with Board members of the Company. Rent payments made under these leases totaled $0.5 million and $0.5 million during the three months ended October 31, 2021 and 2020, respectively, and $1.6 million, and $1.6 million during the nine months ended October 31, 2021 and 2020, respectively. The Company has entered into various recurring subscription agreements with the same company and recognized revenue under these subscription agreements of $0.2 million and less than $0.1 million during the three months ended October 31, 2021 and 2020, respectively, and $0.3 million and less than $0.1 million during the nine months ended October 31, 2021 and 2020, respectively.
The Company has entered into an advertising agreement with a company affiliated with a Board member of the Company. Payments under this agreement totaled $0.2 million and $0.1 million during the three months ended October 31, 2021 and 2020, respectively, and $0.7 million and $0.2 million during the nine months ended October 31, 2021 and 2020, respectively.
The Company has entered into various recurring subscription agreements with a company affiliated with a Board member of the Company. The Company recognized revenue under these subscription agreements of $0.1 million and $0.1 million during the three months ended October 31, 2021 and 2020, respectively, and $0.4 million and $0.1 million during the nine months ended October 31, 2021 and 2020, respectively.

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
Overview
Asana is a work management platform that helps teams orchestrate work, from daily tasks to cross-functional strategic initiatives. Over 114,000 paying customers use Asana to manage everything from product launches to marketing campaigns to organization-wide goal setting. Our platform adds structure to unstructured work, creating clarity, transparency, and accountability to everyone within an organization—individuals, team leads, and executives—so they understand exactly who is doing what, by when.
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
Since our inception, over 35 million users have registered on Asana and millions of teams in virtually every country around the world have used Asana. As of October 31, 2021, we had over 2.0 million paid users.
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
As of October 31, 2021, we had over 114,000 paying customers, compared to over 89,000 as of October 31, 2020. We define a customer as a distinct account, which could include a team, company, educational or government institution, organization, or distinct business unit of a company, that is on a paid subscription plan, a free version, or a free trial of one of our paid subscription plans. A single organization may have multiple customers. We define a paying customer as a customer on a paid subscription plan.
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

As of October 31, 2021, we had 14,143 customers spending over $5,000 who contributed approximately 68% and 66% of revenues for the three and nine months then ended, respectively. As of October 31, 2020, we had 8,938 customers spending over $5,000 who contributed approximately 59% and 57% of revenue for the three and nine months then ended, respectively.
As of October 31, 2021 and 2020, we had 739 and 318 customers spending over $50,000, respectively.
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
As of October 31, 2021 and 2020, our dollar-based net retention rate was over 120% and over 115%, respectively. As of October 31, 2021 and 2020, our dollar-based net retention rate for customers spending over $5,000 with us on an annualized basis was 130% and over 125%, respectively. Our dollar-based net retention rate for customers spending over $50,000 with us on an annualized basis for the same periods was over 145% and over 140%, respectively.
Impact of COVID-19
As a result of the COVID-19 pandemic, we temporarily closed our headquarters and other physical offices, required our employees and contractors to work remotely, and implemented travel restrictions, all of which represent a significant disruption in how we operate our business. The operations of our partners and customers have likewise been disrupted, with a disproportionate impact on smaller businesses that were particularly affected by the pandemic. This impact was most evident in our overall dollar-based net retention rate, which declined early in the pandemic, but has since returned to pre-pandemic levels, whereas the dollar-based net retention rates for customers who spent over $5,000 and over $50,000 has remained relatively consistent throughout the pandemic. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment and mitigation actions, the emergence of variant strains of the virus, and the availability and widespread use of effective vaccines, it continues to have adverse effects on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the conditions caused by this pandemic could affect the rate of global IT spending and could adversely affect demand for our platform, lengthen our sales cycles, reduce the value or duration of subscriptions, negatively impact collections of accounts receivable, reduce expected spending from new customers, cause some of our paying customers to go out of business, limit the ability of our direct sales force to travel to customers and potential customers, and affect contraction or attrition rates of our customers, all of which could adversely affect our business, results of operations, and financial condition during fiscal 2022 and potentially future periods.
Non-GAAP Financial Measures
The following tables present certain non-GAAP financial measures for each period presented below. In addition to our results determined in accordance with GAAP, we believe these non-GAAP financial measures are useful in evaluating our operating performance. See below for a description of the non-GAAP financial measures and their limitations as an analytical tool.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

	(in thousands)
Non-GAAP loss from operations	$(41,278)	$(37,275)	$(113,163)	$(88,349)
Non-GAAP net loss	$(42,470)	$(38,314)	$(116,037)	$(88,282)
Free cash flow	$(29,498)	$(19,502)	$(46,429)	$(58,474)
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

The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.
Non-GAAP Loss From Operations

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

	(in thousands)
Loss from operations	$(68,088)	$(61,934)	$(178,121)	$(124,603)
Add:
Stock-based compensation and related employer payroll tax associated with RSUs	26,810	8,941	64,958	18,299
Direct listing expenses	—	15,718	—	17,955
Non-GAAP loss from operations	$(41,278)	$(37,275)	$(113,163)	$(88,349)

Non-GAAP Net Loss

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

	(in thousands)
Net loss	$(69,280)	$(73,289)	$(198,293)	$(150,200)
Add:
Stock-based compensation and related employer payroll tax associated with RSUs	26,810	8,941	64,958	18,299
Amortization of discount on convertible notes	—	6,346	10,628	15,955
Non-cash interest expense	—	3,970	6,670	9,709
Direct listing expenses	—	15,718	—	17,955
Non-GAAP net loss	$(42,470)	$(38,314)	$(116,037)	$(88,282)

Free Cash Flow

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

	(in thousands)
Net cash provided by (used in) investing activities	$19,161	$(142,994)	$22,248	$(117,271)
Net cash provided by financing activities	$10,582	$24,251	$33,974	$178,731

Net cash used in operating activities	$(28,500)	$(34,435)	$(44,460)	$(74,705)
Less:
Purchases of property and equipment	(10,746)	(22,752)	(40,303)	(35,153)
Capitalized internal-use software	(191)	(40)	(487)	(858)
Add:
Purchases of property and equipment for build-out of corporate headquarters	9,939	21,822	38,551	33,130
Direct listing expenses paid	—	15,903	270	19,112
Free cash flow	$(29,498)	$(19,502)	$(46,429)	$(58,474)

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

	(in thousands)
Revenues	$100,337	$58,905	$266,488	$158,635
Cost of revenues (1)	9,581	7,321	27,364	20,548
Gross profit	90,756	51,584	239,124	138,087
Operating expenses:
Research and development (1)	53,788	32,996	142,209	81,338
Sales and marketing (1)	73,295	48,039	194,009	122,952
General and administrative (1)	31,761	32,483	81,027	58,400
Total operating expenses	158,844	113,518	417,245	262,690
Loss from operations	(68,088)	(61,934)	(178,121)	(124,603)
Interest income and other income (expense), net	(446)	(389)	(766)	1,010
Interest expense	(353)	(10,351)	(18,078)	(25,706)
Loss before provision for income taxes	(68,887)	(72,674)	(196,965)	(149,299)
Provision for income taxes	393	615	1,328	901
Net loss	$(69,280)	$(73,289)	$(198,293)	$(150,200)
__________________
(1)Amounts include stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

	(in thousands)
Cost of revenues	$192	$75	$462	$175
Research and development	14,351	4,783	34,741	9,520
Sales and marketing	7,138	2,463	16,641	5,084
General and administrative	4,172	1,620	10,421	3,520
Total stock-based compensation expense	$25,853	$8,941	$62,265	$18,299

The following table sets forth the components of our statements of operations data, for each of the periods presented, as a percentage of revenues.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

	(percent of revenues)
Revenues	100%	100%	100%	100%
Cost of revenues	10	12	10	13
Gross margin	90	88	90	87
Operating expenses:
Research and development	54	56	53	51
Sales and marketing	73	82	73	78
General and administrative	32	55	30	37
Total operating expenses	158	193	157	166
Loss from operations	(68)	(105)	(67)	(79)
Interest income and other income (expense), net	*	*	*	*
Interest expense	*	(18)	(7)	(16)
Loss before provision for income taxes	(69)	(123)	(74)	(94)
Provision for income taxes	*	1	*	*
Net loss	(69)%	(124)%	(74)%	(95)%
________________
* Less than 1%
Note: Certain figures may not sum due to rounding.
Comparison of Three Months Ended October 31, 2021 to Three Months Ended October 31, 2020
Revenues

	Three Months Ended October 31,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Revenues	$100,337	$58,905	$41,432	70%
Revenues increased $41.4 million, or 70%, during the three months ended October 31, 2021 compared to the three months ended October 31, 2020. The increase in revenues was primarily due to the addition of new paying customers, a continued shift in our sales mix toward larger customer contracts, and revenues generated from our existing paying customers as reflected by our dollar-based net retention rate of over 120% as of October 31, 2021.
Cost of Revenues and Gross Margin

	Three Months Ended October 31,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Cost of revenues	$9,581	$7,321	$2,260	31%
Gross margin	90%	88%
Cost of revenues increased $2.3 million, or 31%, during the three months ended October 31, 2021 compared to the three months ended October 31, 2020. The increase was primarily due to an increase of $0.6 million in personnel-related costs due to increased headcount, an increase of $0.6 million in third-party hosting costs as we increased capacity to support customer usage and growth of our customer base, an increase of $0.4 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure, an increase of $0.3 million in credit card processing fees, and an increase of $0.2 million in fees to third-party support vendors.

Our gross margin increased during the three months ended October 31, 2021 compared to the three months ended October 31, 2020 as we increased our revenues, more efficiently managed third-party hosting costs, and realized benefits due to economies of scale resulting from increased efficiency with our technology and infrastructure.
Operating Expenses

	Three Months Ended October 31,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Research and development	$53,788	$32,996	$20,792	63%
Sales and marketing	73,295	48,039	25,256	53%
General and administrative	31,761	32,483	(722)	(2)%
Total operating expenses	$158,844	$113,518	$45,326	40%
Research and Development
Research and development expenses increased $20.8 million, or 63%, during the three months ended October 31, 2021 compared to the three months ended October 31, 2020. The increase was primarily due to $17.1 million in personnel-related costs due to increased headcount and an increase of $2.6 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure.
Sales and Marketing
Sales and marketing expenses increased $25.3 million, or 53%, during the three months ended October 31, 2021 compared to the three months ended October 31, 2020. The increase was primarily due to an increase of $16.4 million in personnel-related expenses driven by higher headcount, an increase of $3.6 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure, and an increase of $2.3 million in fees to marketing vendors.
General and Administrative
General and administrative expenses decreased $0.7 million, or 2%, during the three months ended October 31, 2021 compared to the three months ended October 31, 2020. The decrease was primarily due to a decrease of $12.3 million related to professional fees including direct listing expenses and audit and legal fees incurred in connection with the Company’s direct listing during the three months ended October 31, 2020 and a decrease of $0.2 million in other operating expenses. The decrease was partially offset by an increase of $8.2 million in personnel-related expenses as a result of higher headcount, an increase of $3.1 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure expenses, and an increase of $0.7 million related to increased insurance incurred as a result of becoming a public company.
Interest Income, Interest Expense, and Other Income (Expense), Net

	Three Months Ended October 31,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Interest income and other income (expense), net	$(446)	$(389)	$(57)	15%
Interest expense	(353)	(10,351)	9,998	(97)%
Interest income and other income (expense), net decreased $0.1 million during the three months ended October 31, 2021 compared to the three months ended October 31, 2020 due primarily to an increase in losses on foreign currency transactions partially offset by increased gains from our investments in marketable securities. Interest expense decreased by $10.0 million during the three months ended October 31, 2021 compared to the three months ended October 31, 2020, primarily due to the conversion of the senior mandatory convertible promissory notes during the three months ended July 31, 2021 previously issued to a trust affiliated with our CEO.

Comparison of Nine Months Ended October 31, 2021 to Nine Months Ended October 31, 2020
Revenues

	Nine Months Ended October 31,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Revenues	$266,488	$158,635	$107,853	68%
Revenues increased $107.9 million, or 68%, during the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020. The increase in revenues was primarily due to the addition of new paying customers, a continued shift in our sales mix toward larger customer contracts, and revenues generated from our existing paying customers as reflected by our dollar-based net retention rate of over 120% as of October 31, 2021.
Cost of Revenues and Gross Margin

	Nine Months Ended October 31,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Cost of revenues	$27,364	$20,548	$6,816	33%
Gross margin	90%	87%
Cost of revenues increased $6.8 million, or 33%, during the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020. The increase was primarily due to an increase of $2.2 million in personnel-related costs due to increased headcount, an increase of $1.4 million in credit card processing fees, an increase of $1.3 million in third-party hosting costs as we increased capacity to support customer usage and growth of our customer base, an increase of $0.7 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure, and an increase of $0.6 million in fees to third-party support vendors.
Our gross margin increased during the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020 as we increased our revenues, more efficiently managed third-party hosting costs, and realized benefits due to economies of scale resulting from increased efficiency with our technology and infrastructure.
Operating Expenses

	Nine Months Ended October 31,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Research and development	$142,209	$81,338	$60,871	75%
Sales and marketing	194,009	122,952	71,057	58%
General and administrative	81,027	58,400	22,627	39%
Total operating expenses	$417,245	$262,690	$154,555	59%
Research and Development
Research and development expenses increased $60.9 million, or 75%, during the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020. The increase was primarily due to $50.2 million in personnel-related costs due to increased headcount and an increase of $8.3 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure.
Sales and Marketing
Sales and marketing expenses increased $71.1 million, or 58%, during the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020. The increase was primarily due to an increase of $39.5 million in personnel-related expenses driven by higher headcount, an increase of $9.7 million in performance marketing, branding spend, and lead generation, an increase of $9.2 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure, and an increase of $6.1 million in fees to marketing vendors.
General and Administrative
General and administrative expenses increased $22.6 million, or 39%, during the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020. The increase was primarily due to an increase of $20.7 million in personnel-related expenses as a result of higher headcount, an increase of $6.8 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure expenses, an increase of $3.5 million related to increased insurance incurred as a result of becoming a public company, an increase of $2.1 million in other operating expenses, partially offset by a decrease of $11.0 million in professional fees including direct listing expenses and audit and legal fees incurred in connection with the Company’s direct listing during the three months ended October 31, 2020.
Interest Income, Interest Expense, and Other Income (Expense), Net

	Nine Months Ended October 31,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Interest income and other income (expense), net	$(766)	$1,010	$(1,776)	(176)%
Interest expense	(18,078)	(25,706)	7,628	(30)%
Interest income and other income (expense), net decreased $1.8 million during the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020 due primarily to an increase in losses on foreign currency transactions and decreased gains from our investments in marketable securities. Interest expense decreased $7.6 million during the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020, primarily due to the conversion of the senior mandatory convertible promissory notes during the three months ended July 31, 2021 previously issued to a trust affiliated with our CEO .
Liquidity and Capital Resources
Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock and common stock, the issuance of senior mandatory convertible promissory notes in January and June 2020 to a trust affiliated with our CEO, and cash generated from the sale of subscriptions to our platform. We have generated losses from our operations as reflected in our accumulated deficit of $739.7 million as of October 31, 2021 and negative cash flows from operating activities for the nine months ended October 31, 2021 and 2020. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer usage and growth in our customer base, increased research and development expenses to support the growth of our business and related infrastructure, and increased general and administrative expenses to support being a publicly traded company.
As of October 31, 2021, our principal sources of liquidity were cash, cash equivalents, and marketable securities including non-current investments of $353.6 million.
In April 2020, we entered into a five-year $40.0 million term loan agreement with Silicon Valley Bank. The agreement provides for a senior secured term loan facility, in an aggregate principal amount of up to $40.0 million, to be used for the construction of our new corporate headquarters. Interest will accrue on any outstanding balance at a floating rate per annum equal to the prime rate (as publicly announced from time to time by the Wall Street Journal) plus an applicable margin equal to either (a) 0% if our unrestricted cash at the lender is equal to or less than $80.0 million, or (b) (0.5)% if our unrestricted cash at the lender is between $80.0 million and $100.0 million, or (c) (1.0)% if our unrestricted cash balance at the lender is equal to or greater than $100.0 million. Interest shall be payable monthly. As of October 31, 2021, $40.0 million was drawn and $38.8 million was outstanding under this term loan.
A substantial source of our cash provided by operating activities is our deferred revenue, which is included on our condensed consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenues over the term of the subscription agreement. As of October

31, 2021, we had $154.7 million of deferred revenue, of which $150.6 million was recorded as a current liability. This deferred revenue will be recognized as revenues when all of the revenue recognition criteria are met.
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
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended October 31,
	2021	2020

	(in thousands)
Net cash used in operating activities	$(44,460)	$(74,705)
Net cash provided by (used in) investing activities	22,248	(117,271)
Net cash provided by financing activities	33,974	178,731
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
Net cash used in operating activities of $44.5 million for the nine months ended October 31, 2021 reflects our net loss of $198.3 million, adjusted by non-cash items such as stock-based compensation expense of $62.3 million, non-cash lease expense of $13.2 million, amortization of discount on convertible notes and term loan issuance costs of $10.6 million, non-cash interest expense of $6.7 million, amortization of deferred contract acquisition costs of $5.9 million, depreciation and amortization of $5.5 million, provision for doubtful accounts of $1.2 million, and net cash inflows of $47.6 million from changes in our operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities primarily consisted of a $48.8 million increase in deferred revenue, resulting from increased billings for subscriptions, a $10.6 million increase in accrued expenses and other liabilities primarily from an increase in accrued consulting expenses, accrued sales and value-added taxes, and accrued interest on the term loan, a $9.1 million increase in accounts payable, and a $8.5 million increase in operating lease liabilities. These amounts were partially offset by a $14.0 million increase in accounts receivable due to higher customer billings, a $9.0 million increase in prepaid expenses and other current assets related to an increase in deferred contract acquisition costs, and a $6.4 million increase in other assets.
Net cash used in operating activities of $74.7 million for the nine months ended October 31, 2020 reflects our net loss of $150.2 million, stock-based compensation expense of $18.3 million, adjusted by non-cash items such as amortization of discount on convertible notes of $16.0 million, non-cash lease expense of $11.8 million, non-cash interest expense of $9.7 million, amortization of deferred contract acquisition costs of $2.7 million, depreciation and amortization of $2.5 million, provision for doubtful accounts of $1.2 million, and net cash inflows of $13.2 million from changes in our operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities primarily consisted of a $26.0 million increase in deferred revenue resulting from increased billings for subscriptions, a $13.5 million increase in accrued liabilities and other liabilities primarily from an increase in accrued advertising, and a $1.8 million increase in accounts payable. These amounts were partially offset by a $13.3 million increase in prepaid expenses and other current assets primarily related to an increase in deferred contract acquisition costs, a $11.8 million increase in accounts receivable due to higher customer billings, and a $2.5 million increase in other assets.

Investing Activities
Net cash provided by in investing activities of $22.2 million for the nine months ended October 31, 2021 consisted of $124.6 million in maturities of marketable securities and $0.4 million in sales of marketable securities. This was partially offset by $61.9 million in purchases of marketable securities, $40.3 million in purchases of property and equipment from an increase in leasehold improvements and furniture and fixtures primarily related to the build out of our new headquarters, and $0.5 million in capitalized internal-use software costs.
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
Financing Activities
Net cash provided by financing activities of $34.0 million for the nine months ended October 31, 2021 consisted of $13.4 million in proceeds from our employee stock purchase plan, $12.8 million in proceeds from the exercise of stock options, and $9.0 million in net proceeds from our term loan, partially offset by $1.2 million for the repayment of our term loan.
Net cash provided by financing activities of $178.7 million for the nine months ended October 31, 2020 primarily consisted of $150.0 million of proceeds from the issuance of a senior mandatory convertible promissory note in June 2020 to a trust affiliated with our CEO, $16.2 million in proceeds from the exercise of stock options, and $12.9 million in net proceeds from our term loan, partially offset by $0.4 million in taxes paid related to the net share settlement of equity awards.
Contractual Obligations and Commitments
During the nine months ended October 31, 2021, there were no material changes in our contractual obligations and other commitments, as disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2021, other than the amendments to the operating lease for our corporate headquarters in San Francisco, which commenced in May 2020 and expires in October 2033. We expect to incur a total of approximately $383.6 million of future minimum payments and capital commitments related to this lease of as of October 31, 2021.
For further information on our commitments and contingencies, refer to Note 8 in the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
On July 1, 2021, pursuant to the terms thereof, we elected to convert the Convertible Notes (as defined in Note 6) into shares of our Class B Common Stock. Refer to Note 6. Convertible Notes—Related Party for additional information.

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
There have been no changes to our critical accounting policies and estimates during the nine months ended October 31, 2021 as compared to those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K filed with the SEC on March 30, 2021.
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
Interest Rate Risk
Our cash, cash equivalents, and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds and U.S. government securities. As of October 31, 2021, we had cash and cash equivalents of $271.8 million and marketable securities including non-current investments of $81.8 million. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. However, due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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
We have incurred net losses in each fiscal year since our founding. We generated net losses of $198.3 million and $150.2 million for the nine months ended October 31, 2021 and 2020, respectively. As of October 31, 2021, we had an accumulated deficit of $739.7 million. We do not expect to be profitable in the near future, and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. These losses reflect, among other things, the significant investments we made to develop and commercialize our platform, serve our existing customers, and broaden our customer base.
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
A significant part of our business strategy and culture is to focus on long-term growth and customer success over short-term financial results. For example, in the nine months ended October 31, 2021, we increased our operating expenses to $417.2 million as compared to $262.7 million in the nine months ended October 31, 2020. In the nine months ended October 31, 2021, our net loss increased to $198.3 million from $150.2 million in the nine months ended October 31, 2020. As a result, in the near and medium term, we may continue to operate at a loss, or our near- and medium-term profitability may be lower than it would be if our strategy were to maximize near- and medium-term profitability. We expect to continue making significant expenditures on sales and marketing efforts, and expenditures to grow our platform and develop new features, integrations, capabilities, and enhancements to our platform. Such expenditures may not result in improved business results or profitability over the long term. If we are ultimately unable to achieve or improve profitability at the level or during the time frame anticipated by securities or industry analysts and our stockholders, the trading price of our Class A common stock may decline.
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
For the nine months ended October 31, 2021, 42% of our revenues were generated from customers outside the United States. We have operations in Dublin, London, Munich, Paris, Reykjavik, Singapore, Sydney, Tokyo, and Vancouver, in addition to New York and San Francisco. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. In addition, we will face risks in doing business internationally that could adversely affect our business and results of operations, including:
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
Dustin Moskovitz, our co-founder, President, Chief Executive Officer, Chair, and largest stockholder, beneficially owns a significant percentage of our outstanding Class A common stock and Class B common stock, together, representing a majority of the voting power of our capital stock as of October 31, 2021. On July 1, 2021, pursuant to the terms of two 3.5% senior mandatory convertible promissory notes due 2025 (the “Convertible Notes”) and upon meeting the closing trading price criteria for optional conversion by Asana, we elected to convert the Convertible Notes into 17,012,822 shares of our Class B common stock. The Convertible Notes were held by a trust affiliated with Mr. Moskovitz and the shares were accordingly issued to the trust. The conversion of the Convertible Notes therefore increased Mr. Moskovitz’s voting power. Mr. Moskovitz could exert substantial influence over matters requiring approval by our stockholders. This concentration of ownership may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
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
Not applicable.
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

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant.	8-K	001-39495	3.1	September 21, 2020
3.2	Restated Bylaws of the Registrant.	8-K	001-39495	3.2	September 21, 2020
4.1	Omnibus Amendment to Financing Agreements.	S-1/A	333-248303	4.3	September 9, 2020
10.1	Voting Agreement dated as of August 13, 2021, by and between Good Ventures Foundation and Dustin Moskovitz.	10-Q	001-39495	10.2	September 3, 2021
10.2#	Offer Letter between Anne Raimondi and the Registrant, dated as of August 27, 2021.	8-K	001-39495	10.1	September 1, 2021
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2021, has been formatted in Inline XBRL
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

ASANA, INC.

Date: December 3, 2021	By:	/s/ Dustin Moskovitz
Dustin Moskovitz
President, Chief Executive Officer, and Chair
(Principal Executive Officer)

Date: December 3, 2021	By:	/s/ Tim Wan
Tim Wan
Chief Financial Officer
(Principal Financial Officer)