Form 10-K
period 2022-01-31
Asana, Inc.
filed 2022-03-24
CIK 1477720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 31, 2022
Commission file number: 001-39495

ASANA, INC.
(Exact name of registrant as specified in its charter)

Delaware	7372	26-3912448
(State or other jurisdiction of incorporation or organization)	(Primary standard industrial code number)	(I.R.S. employer identification no.)

633 Folsom Street, Suite 100
San Francisco, CA 94107
(Address of principal executive offices and Zip Code)
(415) 525-3888
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.00001 par value per share	ASAN	New York Stock Exchange Long-Term Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s shares of Class A common stock held by non-affiliates of the registrant as of July 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5.5 billion, based on the closing price reported for such date on the New York Stock Exchange. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.

As of March 17, 2022, the number of shares of the registrant’s Class A common stock outstanding was 103,668,907 and the number of shares of the registrant’s Class B common stock outstanding was 85,489,359.
Documents incorporated by reference:
Portions of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended January 31, 2022.

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
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. While we believe that such information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
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
•We receive, process, store, and use business and personal information, which subjects us to governmental regulation and other legal obligations related to privacy, data protection and data security, and our actual or perceived failure to comply with such obligations could harm our business and expose us to liability.
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
Asana is a work management platform that helps teams orchestrate work, from daily tasks to cross-functional strategic initiatives. Over 119,000 paying customers use Asana to manage everything from product launches to marketing campaigns to organization-wide goal setting. Our platform adds structure to unstructured work, creating clarity, transparency, and accountability to everyone within an organization—individuals, team leads, and executives—so they understand exactly who is doing what, by when.
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
Since our inception, over 35 million users have registered on Asana and millions of teams in virtually every country around the world have used Asana. With Asana, users experience higher productivity and engagement, which has led to rapid adoption across teams, departments, and organizations. As of January 31, 2022, we had over 2.0 million paid users.
Teams Spend Too Much Time on Work About Work
Work continues to get harder to manage as organizations try to move faster to accomplish ambitious goals and respond to changing market demands. Today, 60% of knowledge workers’ time is spent on work about work. Most important work requires coordination across teams and geographies, for example, a product launch with product, marketing and sales all working together. Without a system of record, teams move slowly, miss deadlines, and fail to live up to their full potential. At work, people face an overwhelming volume of communications from email and messaging applications, many of which are asking for status updates. These messages often provide limited clarity around what steps need to be taken, and by when, and limited accountability around who owns the action. As a result, requests go unanswered, and employees spend more time searching and responding to messages in an attempt to provide clarity and accountability to their teams. These emails and messages only give teams momentary clarity about specific deliverables or actions, and as such they do not provide a holistic, persistent, and referenceable plan of record that can be easily or quickly accessed, shared, and updated.
To minimize work about work, reduce chaos, and give individuals time back to focus on the work that matters, teams need a purpose-built solution for coordination. Despite the growth in collaboration technology such as content tools and messaging apps, there has been little innovation in work management—systems that help teams to plan, manage, and execute their work.
How Asana Helps Teams
The problem we aim to solve is that teams are organized functionally but work gets done cross-functionally. Asana is a system of record and leading platform for cross-team work. We provide an always up-to-date record of who is doing what by when across teams. The technology that makes this possible is the Asana Work Graph, our proprietary data model built by the same people who created the social graph. The Asana Work Graph captures and associates:
•units of work—tasks, projects, milestones, portfolios, and goals;

•the people responsible for executing those units of work;
•the processes in which work gets done—rules, workflows, and templates;
•information about that work—files, comments, status, and metadata; and
•relationships across and within this data.
The Asana Work Graph is the technology that makes it possible for every individual and team to view their work in a way that is personally relevant to them, while maintaining a single, always-up-to-date, record of every goal, project, task, document, etc.
It is one of our biggest differentiators and the reason we support deployments with more than 50,000 users and win large cross-functional deals.
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
Our Business Model
Our hybrid self-service and direct sales model allows us to efficiently reach teams everywhere and then rapidly expand the use of our platform within their organizations. A majority of our paying customers initially adopt our platform through self-service and free trials. Once adopted, customers can expand through self-service or with the assistance of our direct sales team, which is focused on promoting new use cases of Asana and ensuring customers are well supported to grow with Asana. As customers realize the productivity benefits we provide, our platform often becomes critical to managing their work and achieving their objectives, which drives further adoption and expansion opportunities. This is evidenced by our dollar-based net retention rate, which generally increases with greater organizational spend. As of January 31, 2022, our dollar-based net retention rate within organizations spending $5,000 or more with us on an annualized basis was over 130%, consisting of 15,437 customers. Our dollar-based net retention rate within organizations spending $50,000 or more with us on an annualized basis was over 145%, consisting of 894 customers.
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

Communication overload hurts productivity
Businesses have adopted a number of applications to improve communication such as Skype, WeChat, WhatsApp, Microsoft Teams, and Slack, among others. While these applications help teams communicate, they were not designed to provide a system of record to track and coordinate units of work or to set up processes for rapid execution. The average knowledge worker receives 121 emails per day—70% of which are opened within six seconds. People have become prisoners to email and messaging applications, using their inboxes as makeshift to-do lists.
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
Teams need more effective tools to orchestrate work
The primary methods for managing work today—across any department, any sized team, and any project—consist of a combination of spreadsheets and email, in addition to handwritten notes, calls, and meetings. Over time, communication tools (like email and messaging) and content applications (such as file sharing and storage services) have been repurposed for coordinating work because they are familiar and accessible. Unfortunately, most software products do not use a graph architecture like Asana and major social networks. They use a container model which is similar to a spreadsheet.
Container models mean that data needs to be organized by team or department or project. And information cannot simultaneously live in different places. Individuals either have to adopt the exact same format uniformly, or they create copies which means teams and companies no longer have a single unified record of who is doing what by when.
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
Organizations need new, purpose-built solutions for work management
Today’s reality is that we are more distributed than ever and are frequently collaborating cross-functionally, across geographies, and with people we have never met in-person. This complexity compounds the larger and more dispersed a company is. Organizations need a work management solution that provides transparency, clarity, and accountability so that individuals and teams know—at any given time—what work needs to get done, by whom and by when. This solution needs to allow organizations to set goals and manage all the underlying portfolios, projects, and tasks needed to achieve them. The solution also needs to scale across every level of the organization so individuals, team leads, and executives can understand and take actions to move work forward in real time.
Our Solution
While others are building suites of collaboration products for small teams, our strategy is broader. We are a pure play work management company, committed to building the most comprehensive platform capable of serving organizations of all sizes around the world.

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
Benefits of Our Solution
Our platform provides the following benefits for our customers:
Teams get work done faster
Asana is a leading platform for cross-functional work thanks to our ability to serve as a system of record across different teams and different projects. This is one of our major differentiators and the key to supporting large, complex organizations.

Streamlined processes
Our horizontal application allows individuals to easily customize projects across a breadth of specific use cases. Once a process is defined, it can be templatized and scaled across an organization for consistent, repeatable process management. In October 2019, we launched Rules as part of our suite of automation features, which facilitates auto-assignment, triggers actions and notifications, and automatically populates due dates for templated projects. Since launching Rules, we have automated over 191 million steps for our users.
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

On Glassdoor, we have a 4.8 out of 5.0 score, a 100% CEO approval rating, and a 98% "Recommend to a Friend" rating. In 2021, Great Place to Work and FORTUNE named us as a #1 workplace three times: #1 Best Workplaces in Technology (Small and Medium), #1 Best Workplaces for Millennials (Small and Medium), and the fourth consecutive year as #1 Best Workplace in the Bay Area (Small and Medium); as well as #3 Best Small & Medium Workplaces and #9 Best Workplaces for Women. We were also named a Great Place to Work Best Workplace for Parents, one of Fast Company’s Best Workplaces for Innovators, and an Inc. Best Workplaces for the fourth consecutive year.
Features of our Platform
Asana is a single unified platform that provides clarity at every level of an organization for individuals, team leads, and executives. It enables organizations to align work to goals, coordinate cross-team work, gain visibility into progress, and scale work securely.
Powered by a proprietary, multi-dimensional data model called the Asana Work Graph, our platform captures the relationship between the work (e.g. tasks, goals, ideas, agenda items), the information about that work (e.g. custom fields, messages, files, dependencies, status), and the people doing the work (e.g. roles, teams, divisions). Asana provides interactive dynamic views—List, Calendar, Board, Timeline, Goals, Portfolio, Reports and more—so that teams can work together on the same underlying data in whatever way makes most sense to them.
The Asana platform maintains a robust API that enables developers to build apps on Asana and integrate efficiently with applications like Microsoft Teams, Slack, Salesforce, Gmail, Adobe and many more. Integrations connect Asana with applications so that teams are able to coordinate work, no matter where it occurs. Apps built on Asana use App Components, which enable developers to display customized widgets, forms, and rules within Asana's user interface that empower teams to work more efficiently.

WORK GRAPH & API
PARTNERS
Google
Microsoft
splunk>
okta
salesforce
zoom
now
200+ more
COORDINATION
Workflows
Tasks
Content and Conversations
Templates
VISIBILITY
Universal Reporting
Portfolio
Status Reports
Dashboards
ALIGNMENT
Overview and Brief
Milestones
Portfolios and Workload
Goals
SECURITY AND SCALABILITY
Security
Compliance
Privacy
Reliability and Scalability
VIEWS
Board
Timeline
List
Calendar
My Tasks
Inbox
TEAMS

Asana Work Graph Hierarchy
The Asana Work Graph captures the relationships, information, and people connected to units of work—tasks, projects, portfolios, goals, and more—to enable a complete, connected, and up-to-date map of work in an organization. The Asana Work Graph provides unique capabilities to relate work such as multi-homing, which enables work like tasks to be shared between multiple projects or workflows without duplication. Different teams view and share the very same tasks, reducing confusion and work about work.
In contrast, others approach the problem of work management with a container model, relating tables of data which forces units of work into singular constructs; for example, a task can only live in one project or a message can only live in one channel. As a result, tasks and other work often get duplicated.
With Asana Work Graph's differentiated ability to construct a single source of truth for individuals, teams, and organizations, Asana powers clarity at every level of an organization, regardless of size, structure, and complexity. The Asana Work Graph provides:
•Individuals with dynamic views into the work that is most relevant to them, accelerating adoption, maximizing personal productivity, and empowering individuals with knowledge of how their work has an impact on organizational goals.
•Teams with the ability to view and modify the same work data across different views and create workflows that coordinate complex, cross-team work with ease.
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
Dynamic Views
Home
Home is a customizable launchpad to help users focus on their most important priorities and projects. Home puts each individual's personal slice of the Asana Work Graph at the center of their Asana, to prioritize their workday, see how their tasks impact the overall workflow, and connect with collaborators from the get-go. Users can drag-and-drop and reconfigure the layout of widgets to personalize and quickly get insight into the work that matters most.
My Tasks
My Tasks provides a single, clear view of every deliverable and due date assigned to individuals so that they start their day knowing exactly what they need to do, by when. Items can be organized and dragged and dropped into different categories so that individuals can prioritize their part of a project or any process-related tasks. Individuals can also create rules to automate moving tasks into the right categories.
All individuals have their own My Tasks and can customize it in a way that works best for them by viewing their tasks in List, Board, or Weekly Calendar View. Team members can view other team members’ tasks to see what they are working on. Individuals also have the option to create private tasks, which are only visible to themselves and the people they have explicitly added as collaborators.

Inbox
Inbox is the notification center for Asana. It displays updates on all projects that individuals are a member of and tasks that they follow or are assigned so that they can stay on top of the work that matters. Task and project updates—such as when a task is marked complete, a comment is added, or the status of a project is updated—triggers a notification that appears in the Inbox of anyone who follows the task or belongs to the project. Individuals can filter their Inbox based on assigned tasks and @-mentions so they can focus on their top priorities.
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
Automated Workflows
Workflow Builder
Previously, only IT or system administrators could build workflows. We have democratized that power with Workflow Builder, a point-and-click tool that makes it easy for every knowledge worker to create automated workflows.
Users can also add everyday apps — like Slack, Adobe Creative cloud, Salesforce, and Zoom – right into their workflows. This means Asana can serve as the connective tissue across existing best-of-breed collaboration tools.
Our Template Library is where users can save, share, and reuse their most successful workflows. It also features industry-approved templates made in collaboration with leading organizations around the globe.
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
Universal Reporting
Asana's Universal Reporting gives real-time, actionable insights into teams’ progress across the entire organization. Powered by the Asana Work Graph, users can create charts on any stream of work and clickthrough on any section to see the underlying data and understand where work stands. Individuals can use this information to communicate progress out to stakeholders with Status Reports or build comprehensive Project Dashboards to monitor and track the health of their workflows.
When users need to find specific information, Advanced Search allows individuals to use search parameters to find tasks, projects, and messages quickly and easily. Search criteria can then be saved and easily referenced with just a single click.
Integrations
Integrations connect applications to Asana, which provides a central hub for managing work. Teams save time by eliminating the need to switch between apps. By providing this centralized hub, Asana ensures that work in other tools is tracked and completed.
The Asana platform integrates with over 200 third-party applications including:
•Microsoft apps such as Teams, Outlook, OneDrive, SharePoint, Power Automate, Power Bi, and Azure Active Directory;
•Google apps such as Gmail, Drive, Calendar, Chrome, Looker, and Sheets;
•Enterprise IT apps such as Splunk, ServiceNow, Okta, Azure Active Directory, Mulesoft, BetterCloud, and Workato;
•Marketing and Design apps such as Adobe Creative Cloud, Canva, Figma, Lucidchart, and InVision;

•Communication apps such as Microsoft Teams, Slack, Zoom, Vimeo, Wistia, and Loom;
•File sharing apps such as Google Drive, Microsoft OneDrive, Box, and Dropbox;
•Sales and service apps such as Salesforce, ServiceNow, Zendesk, HubSpot, Freshdesk, and Zoho;
•Development apps such as GitHub and Jira;
•Reporting apps such as Tableau, Microsoft PowerBI, Looker, and Google Sheets; and
•Connector apps such as Mulesoft, Zapier, Workato, Microsoft Power Automate, and tray.io.
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

We have built our platform with security features, integrations, and infrastructure that are designed to be scalable as we develop and introduce new functionality. We have implemented a variety of safeguards to protect the security of our platform, including encrypting user data in transit and at rest, replicating our databases to support reliability of the platform, and controlling access to our facilities and office network. Asana also offers Enterprise customers the additional visibility and control with capabilities such as multi-factor authentication, audit logs, security information event management (“SIEM”), data governance, and international data residency, to further the security of their teams’ data. Enterprise customers can also purchase Enterprise Key Management to gain more control over their data and meet their organization’s most critical compliance needs.
In addition to security, we are deeply committed to privacy and to protecting and honoring the privacy rights of our customers. We have established a comprehensive privacy compliance program, aligning our practices with regulations such as the General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act, including by delivering periodic training to our employees on privacy best practices, reviewing and mapping the data we collect, use, and share, and creating a customer rights program and response process to honor the requests of our customers exercising their privacy rights. Above all, we strive to be transparent about our privacy practices, independent of legal obligations. Law and regulatory guidance continues to evolve when it comes to privacy and data protection. As data protection authorities and regulators interpret and issue guidance on the GDPR, along with other new and existing data protection laws around the world, we will continue to follow developments and enhance our program as needed.
Our Customers
We have customers of all sizes ranging from individuals to global organizations. We define a customer as a distinct account, which could include a team, company, educational or government institution, organization, or distinct business unit of a company, that is on a paid subscription plan, a free version, or a free trial of one of our paid subscription plans. A single organization may have multiple customers. We define a paying customer as a customer on a paid subscription plan. As of January 31, 2022, we had over 119,000 paying customers globally, representing an increase of approximately 26,000 paying customers from January 31, 2021 and an increase of approximately 44,000 from January 31, 2020. Of those paying customers, 15,437 spent $5,000 or more with us on an annualized basis, representing an increase of 5,263 paying customers from January 31, 2021. Additionally, 894 of those paying customers spent $50,000 or more with us on an annualized basis, representing an increase of 497 paying customers from January 31, 2021. As of January 31, 2021, we had over 93,000 paying customers globally. Of those paying customers, 397 spent $50,000 or more with us on an annualized basis, representing an increase of 190 paying customers from January 31, 2020.
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

Direct Sales
In conjunction with our self-service model, we have a targeted direct sales team focused on promoting new use cases and expanding our footprint within our existing customer base. Our direct sales force has a global presence, and consists of sales teams focused primarily on strategic accounts with expansion opportunities including department-specific and organization-wide use cases such as strategic planning, employee onboarding, and goal setting.
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
As of January 31, 2022, we had been granted 22 U.S. patents, had 50 U.S. patent applications pending, and four notices of allowance. Our issued patents expire between January 2031 and November 2040. We have not applied for patents in foreign jurisdictions. We continually review our development efforts to assess the existence and patentability of new intellectual property. We pursue the registration of our domain names, trademarks, and service marks in the United States and in certain locations outside the United States.
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
Human Capital Management
We aim to be the change we want to see in the workplace. This strategy makes us a better company and contributes to the type of culture we want to work in: inclusive, dynamic, and engaging.

We believe fundamentally that the investments we make in our company culture help to fuel our business success. On Glassdoor, we have a 4.8 out of 5.0 score, a 100% CEO approval rating, and a 98% "Recommend to a Friend" rating. Our focus on building an inclusive, dynamic, and engaging company culture has led to global recognition, as evidenced by the following awards:
•Great Place to Work and FORTUNE 2021 #1 workplace in three separate categories: #1 Best Workplaces in Technology (Small and Medium), #1 Best Workplaces for Millennials (Small and Medium), and the fourth consecutive year as #1 Best Workplace in the Bay Area (Small and Medium);
•Great Place to Work and FORTUNE 2021 #3 Best Small & Medium Workplaces;
•Great Place to Work and FORTUNE 2021 #9 Best Workplaces for Women and for the third year in a row in the top 15;
•A Great Place to Work Best Workplace for Parents in 2021;
•One of Fast Company’s Best Workplaces for Innovators; and
•An Inc. Best Workplaces for the fourth consecutive year.
In our most recent global employee engagement survey, 95% of our employees indicated they would recommend Asana as a great place to work and 84% reported feeling an overall sense of belonging and voice.
Asana employed 1,666 people as of January 31, 2022, of which approximately 78% were located in the United States and approximately 22% were located internationally.
Diversity, Inclusion, and Belonging
We believe the best teams are diverse in identity, background, and perspectives. In 2015, we created a dedicated diversity, inclusion, and belonging (“DIB”) function. Our DIB programs support every employee at Asana to thrive, enabling us to better serve the needs of our diverse customer base. Our DIB strategy can be broken down into three elements:
1.Building a strong foundation of support and resources for employees,
2.Recruiting and developing talent from underrepresented groups and backgrounds, and
3.Creating an environment that allows our employees to thrive and do their best work.
Build: We’re intentional about laying a foundation of support and resources for our employees to be successful including:
•Comprehensive DIB onboarding curriculum for new employees
•Mandatory anti-harassment training
•Bias awareness training
•Allyship workshops for managers and individual contributors
•Inclusive leadership training for managers
•16 weeks of parental leave, regardless of gender
Recruit: We believe hiring and developing talent from underrepresented groups and backgrounds is a shared responsibility. Some examples of how we have taken on some of that responsibility here at Asana are detailed below.
•Establishing representation goals related to race/ethnicity and gender, across our functions

•Auditing and building equitable hiring processes
•Dedicated outreach to candidates from underrepresented communities
•Partnering with organizations aligned with underrepresented communities in the technology space including Techqueria, AfroTech, Year Up, and The Marcy Lab School
•Developing individual careers through AsanaUp, our apprenticeship program focused on providing pathways to roles at Asana for individuals from historically marginalized communities
•Inclusivity, Diversity, and Equity for Asana Leadership (“IDEAL”) Interviewing Policy, which ensures we interview at least one candidate from an underrepresented group and one non-male candidate for every leadership role
Thrive: Our goal is to create an environment so inclusive that every employee of Asana feels confident bringing the parts of themselves to work that they need to in order to thrive in their role. We have taken several steps to cultivate an inclusive company culture including:
•Thriving online communities that connect through social engagement and open conversations. This includes facilitating discussions on issues that are important to our communities, including race, sexuality, mental health and allyship, promoting belonging and psychological safety.
•Supporting and funding six Employee Resource Groups (“ERGs”) each supported by a sponsor ERG Lead (a senior member of our leadership team): AsanaWomen, AsanaWomen EMEA, Asanapac, Blacsana, Gradient, and Team Rainbow. All ERG Leads also participate in an ERG Leadership Development program designed to strengthen leadership skills.
•In addition to our ERGs, we support employee driven communities for parents and caregivers, mental health and wellness, and people with disabilities.
•Providing robust mental health and wellness benefits, including free therapy and mental health coaching sessions for all employees
•Establishing a DIB Council, an internal group of cross-functional stakeholders including executive leaders that weigh in on and provide perspectives on various initiatives undertaken by the DIB team
•Signing amicus briefs that support inclusion and equity, including: opposing anti-transgender laws, supporting the Voting Rights Act of 1965, opposing restricting access to reproductive healthcare, supporting the Deferred Action for Childhood Arrivals program, supporting non-discrimination rights for LGBTQ+ Americans, supporting protection for sanctuary cities in the United States.
These DIB initiatives have helped us cultivate a diverse and inclusive workforce. As of January 31, 2022, of our global workforce approximately 31% identify as Caucasian, 28% identify as Asian, 6% identify as Hispanic or Latinx, 5% identify as Black or African American, 2% identify as Middle Eastern, 1% identify as Pacific Islander, and 1% identify as Native American, Alaskan, Indigenous. Additionally, of our global workforce, as of January 31, 2022, approximately 40% of our employees identify as female, 44% identify as male, and 1% identify as TGNC, which includes the categories of agender, gender non-conforming, genderqueer, transgender, and non-binary.
Additional information regarding our commitment to diversity and inclusion can be found on our website at https://asana.com/diversity-and-inclusion. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K.
Compensation and Benefits
We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We provide our employees with competitive cash compensation, opportunities for equity ownership at all levels of the organization, development programs that enable continued learning and growth (including access to

1:1 professional coaching for every employee) and a robust employment package that promotes well-being across all aspects of their lives, including health care, retirement savings vehicles, and paid time off. Our compensation programs are designed to align employee interests with the long-term success of the company and to foster cross-business collaboration. As part of our promotion and retention efforts, we invest in ongoing leadership development through programs such as our Conscious Leadership training program and Outstanding Manager Bootcamp curriculum. In addition, we regularly conduct an employee survey to gauge employee engagement and identify areas of focus.
Pay Equity
We run a regression-based analysis of our pay by gender identity globally and our pay by race/ethnicity in the United States to ensure our compensation practices are equitable. We run this analysis at least twice a year in partnership with a third-party pay equity firm. We have a dedicated budget maintained to remediate statistically significant, systematic pay gaps that may be discovered in the course of these studies.
Response to COVID-19 Pandemic
Since the onset of the COVID-19 pandemic, we have prioritized the safety, health, and wellbeing of all our employees globally. We have a cross-functional task force that meets twice weekly to assess current conditions and ensure we continue to maintain a safe working environment for all. For example, we temporarily closed our headquarters and other physical offices when COVID-19 was at its respective peaks, ensured all of our employees and contractors were set up to work remotely, and implemented in-person meeting and business travel restrictions. After opening our headquarters and other physical offices to employees on a voluntary basis, we provided personal protective equipment and COVID-19 test kits to all employees, required proof of full vaccination to work in the office (for those locations where we are legally able to do so) and have robust procedures and policies in place in the event of a positive COVID-19 case in our offices.
Corporate Information
We were incorporated under the laws of the state of Delaware in December 2008. Our principal executive offices are located at 633 Folsom Street, Suite 100, San Francisco, CA 94107. Our telephone number is (415) 525-3888. Our website address is https://asana.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K. The Asana design logo, “Asana,” and our other registered or common law trademarks, service marks or trade names appearing in this Annual Report on Form 10-K are the property of Asana, Inc. Other trade names, trademarks, and service marks used in this Annual Report on Form 10-K are the property of their respective owners.
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
We have incurred net losses in each fiscal year since our founding. We generated net losses of $288.3 million and $211.7 million for the fiscal years ended January 31, 2022 and January 31, 2021, respectively. As of January 31, 2022, we had an accumulated deficit of $829.8 million. We do not expect to be profitable in the near future, and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. These losses reflect, among other things, the significant investments we made to develop and commercialize our platform, serve our existing customers, and broaden our customer base.
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
A significant part of our business strategy and culture is to focus on long-term growth and customer success over short-term financial results. For example, in the fiscal year ended January 31, 2022, we increased our operating expenses to $604.7 million as compared to $373.8 million in the fiscal year ended January 31, 2021. In the fiscal year ended January 31, 2022, our net loss increased to $288.3 million from $211.7 million in the fiscal year ended January 31, 2021. As a result, in the near and medium term, we may continue to operate at a loss, or our near- and medium-term profitability may be lower than it would be if our strategy were to maximize near- and medium-term profitability. We expect to continue making significant expenditures on sales and marketing efforts, and expenditures to grow our platform and develop new features, integrations, capabilities, and enhancements to our platform. Such expenditures may not result in improved business results or profitability over the long term. If we are ultimately unable to achieve or improve profitability at the level or during the time frame anticipated by securities or industry analysts and our stockholders, the trading price of our Class A common stock may decline.

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
We have experienced rapid growth and increased demand for our platform. The growth and expansion of our business and platform may place a significant strain on our management, operational, and financial resources. We are required to manage multiple relationships with various strategic partners, customers, and other third parties. In the event of further growth of our operations or in the number of our third-party relationships, our systems, procedures, or internal controls may not be adequate to support our operations, and our management may not be able to manage such growth effectively. To effectively manage our growth, we must continue to implement and improve our operational, financial, and management information systems and expand, train, and manage our employee base.
The COVID-19 pandemic has affected how we, our partners, and our customers operate and has adversely affected the global economy, and the duration and extent to which this will affect our business, future results of operations, and financial condition remains uncertain.
The COVID-19 pandemic and efforts to control its spread and severity have significantly curtailed the movement of people, goods, and services worldwide. As a result, in March 2020 we closed our headquarters and most of our other offices, required our employees and contractors to work remotely, implemented travel restrictions, and shifted company events and meetings to virtual-only experiences. These measures represent a significant disruption in how we operate our business. While we have since re-opened our headquarters and certain other physical offices to employees on a voluntary basis, and plan to fully return to in-office collaboration in the second half of fiscal 2023, our planned return to office could be postponed should the severity of the pandemic worsen. The operations of our partners, vendors, and customers have likewise been disrupted.
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
To increase our revenues and achieve profitability, we must increase our customer base through various methods, including but not limited to, adding new customers, converting individuals, teams, and organizations using our free and trial versions into paying customers, and expanding usage within organizations. We encourage customers on our free and trial versions to upgrade to paid subscriptions plans and customers of our Premium plan to upgrade to our Business or Enterprise plans. Additionally, we seek to expand within enterprises by adding new customers, having organizations upgrade to our Business or Enterprise plans, or expanding their use of our platform into other departments within an organization. While we have experienced significant growth in the number of customers, we do not know whether we will continue to achieve similar customer growth rates in the future. Numerous factors may impede our ability to add new customers, convert individuals, teams, and organizations using our free and trial versions into paying customers, expand usage within organizations, and sell subscriptions to our platform, including but not limited to, our failure to attract and effectively train new sales and marketing personnel, failure to retain and motivate our current sales and marketing personnel, failure to develop or expand relationships with partners, failure to compete effectively against alternative products or services, failure to successfully deploy new features and integrations, failure to provide a quality customer experience and customer support, or failure to ensure the effectiveness of our marketing programs. Additionally, as we focus on increasing our sales to larger organizations, we will be required to deploy sophisticated and costly sales efforts, which may result in longer sales cycles. Sales efforts targeted at larger customers typically involve greater costs, longer sales cycles, greater competition, and less predictability in completing some of our sales. In the large enterprise market, the customer’s decision to use our platform can sometimes be an enterprise-wide decision, in which case, we will likely be required to provide greater levels of customer education to familiarize potential customers with the use and benefits of our platform, as well as training and support. In addition, larger enterprises may demand more customization, integration and support services, and features. As a result of these factors, these sales opportunities may require us to devote greater sales, research and development, and customer support resources to these customers, resulting in increased costs, lengthened sales cycles, and diversion of our own sales and professional services resources to a smaller number of larger customers. In addition, the ongoing COVID-19 pandemic and related precautionary measures we and other companies are taking are impacting our sales activity. For example, like many other companies, including our customers and prospects, many of our employees are working remotely, and we have limited all non-essential business travel. Restrictions on travel and in-person meetings have interrupted and could continue to interrupt our sales activity, and though we plan to return to normal operations in fiscal 2023, we cannot fully predict whether, for how long, or the extent to which the COVID-19 pandemic and related precautionary measures may continue to have an impact. If our efforts to sell to organizations of all sizes are not successful or do not generate additional revenues, our business, results of operations, and financial condition would suffer.
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
Moreover, our business is subscription based, and customers are not obligated to and may not renew their subscriptions after their existing subscriptions expire, and we cannot ensure that customers will renew subscriptions with a similar contract period, with the same or greater number of users, or for the same level of subscription plan or upgrade to Business and Enterprise plans. Customers may or may not renew their subscription plans as a result of a number of factors, including their satisfaction or dissatisfaction with our platform, our pricing or pricing structure, the pricing or capabilities of the products and services offered by our competitors, the effects of general economic conditions, or customers’ budgetary constraints. If customers do not renew their subscriptions, renew on less favorable terms, or fail to add more individuals, teams, and organizations, or if we fail to upgrade individuals, teams, and organizations from our free or trial plans to our paid subscription plans, or expand the adoption of our platform within organizations, our revenues may decline or grow less quickly than anticipated, which would harm our business, results of operations, and financial condition. Additionally, we continue to monitor how COVID-19 may impact the adoption of our platform generally and our success in engaging with new customers and expanding relationships with existing customers. We also may continue to experience a reduction in renewal rates, particularly within our small and medium-sized customers, as well as reduced customer spend and delayed payments that could materially impact our business, results of operations, and financial condition in future periods. While we believe our revenues are relatively predictable in the near-term as a result of our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our operating results and overall financial performance until future periods. If we fail to predict customer demands, fail to sufficiently account for the impact of COVID-19 on our sales projections, or fail to attract new customers and maintain and expand new and existing customer relationships, our revenues may grow more slowly than expected, may not grow at all, or may decline, and our business may be harmed.
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
Operating our business and platform involves the collection, processing, storage, and transmission of sensitive, regulated, proprietary and confidential information, including our personal information and business information and those of our customers. Security breaches can compromise the confidentiality, integrity, and availability of this information or our systems. Such breaches could result from cyber attacks, software bugs and vulnerabilities, malicious code, malware, viruses, social engineering (including phishing), ransomware, supply chain attacks and vulnerabilities through our third-party partners, denial-of-service attacks (such as credential stuffing), efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations, errors or malfeasance of our personnel, misconfiguration, and security vulnerabilities in the software or systems on which we rely. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Threats such as these are constantly evolving and therefore grow increasingly sophisticated and complex, which in turn increases the difficulty of detecting and successfully defending against them. While we have implemented security measures designed to protect against or remediate for a security incident, there can be no assurance that these measures will be effective. Additionally, we rely on or partner with third-party vendors and systems who have made representations as to their security measures but there can be no assurance that they will maintain their own security measures appropriately. Breaches of our security measures or those of our third-party service providers, or other cyber security incidents, could result in unauthorized access to our sites, networks, systems, and accounts; unauthorized access to, and misappropriation of, individuals’ personal information or other confidential or proprietary information of ourselves, our customers, or other third parties; viruses, worms, spyware, or other malware being served from our platform, mobile application, networks, or systems; deletion or modification of content or the display of unauthorized content on our platform; interruption, disruption, or malfunction of operations; costs relating to breach remediation, deployment of additional personnel and protection technologies, and response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; or litigation, regulatory action, and other potential liabilities.
If any of these breaches of security should occur, we cannot guarantee that recovery protocols and backup systems will be sufficient to prevent data loss. Additionally, if any of these breaches occur, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches, and we could be exposed to risk of loss, litigation or regulatory action, and other potential liabilities, such as investigations, fines, penalties, audits, inspections, injunctions, additional oversight, or restrictions or bans on processing personal information. Actual or anticipated security breaches or attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Additionally, there is an increased risk that we may experience cybersecurity-related events such as the reported cybersecurity attack on SolarWinds, and we could face other security challenges as a result of most of our employees and our service providers working remotely from non-corporate-managed networks during the ongoing COVID-19 pandemic and potentially beyond. Future partnerships or acquisitions could also expose us to additional cybersecurity risks and vulnerabilities from any newly acquired or connected information technology infrastructure.
Any compromise or breach of our security measures, or those of our third-party service providers, could also violate applicable privacy, data protection, data security, and other laws, and cause significant legal and financial exposure, adverse publicity, and a loss of confidence in our security measures, which could have a material adverse effect on our business, results of operations, and financial condition. Applicable privacy and information security obligations may also require us to notify relevant stakeholders of security breaches or incidents. Such notifications are costly, and the notifications or the failure to comply with such requirements could lead to material adverse impacts such as negative publicity; loss of customer confidence in our services or security measures; investigations; and private or government claims. Additionally, there can be no assurance that the limitations of liability in our contracts would protect us from liabilities or damages if we fail to comply with applicable obligations related to privacy, data protection, data security. We also cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.
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
In addition, Apple and Google, among others, for competitive or other reasons, could stop allowing or supporting access to our mobile application through their products, could allow access for us only at an unsustainable cost, or could make changes to the terms of access in order to make our mobile application less desirable or harder to access.
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
For the fiscal year ended January 31, 2022, 42% of our revenues were generated from customers outside the United States. We have operations in Dublin, London, Munich, Paris, Reykjavik, Singapore, Sydney, Tokyo, and Vancouver, in addition to Chicago, New York, and San Francisco. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. In addition, we will face risks in doing business internationally that could adversely affect our business and results of operations, including:
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
In addition, following Russia’s military invasion of Ukraine in February 2022, NATO deployed additional military forces to nearby countries in Eastern Europe, and the United States, European Union, and other nations announced various sanctions against Russia. The invasion of Ukraine and the retaliatory measures that have been taken, and could be taken in the future, by the United States, NATO, and other countries have created potential global security concerns and could have a lasting impact on regional and global economies, which could in turn adversely affect our business.
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
We receive, process, store, and use business and personal information, which subjects us to governmental regulation and other legal obligations related to privacy, data protection and data security, and our actual or perceived failure to comply with such obligations could harm our business and expose us to liability.
We receive, process, store, and use business and personal information belonging to individuals who interact with Asana, including our users and prospective, current, and former customers. There are numerous federal, state, local, and foreign laws and regulations regarding privacy, data protection, data security and the storing, sharing, use, processing, disclosure, and protection of business and personal information. These laws continue to evolve in scope and are subject to differing interpretations, and may contain inconsistencies or pose conflicts with other legal requirements. Preparing for and attempting to comply with these obligations requires significant resources and, potentially, changes to our technologies, systems, and practices and those of any third parties that process personal information on our behalf.
We seek to comply with applicable laws, regulations, policies, legal obligations, contracts, and industry standards and have developed privacy notices and policies, data processing addenda, and internal privacy procedures to reflect such compliance. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Failure or perceived failure by us to comply with our privacy notices and policies, privacy-related obligations to users, customers, or other third parties, or our privacy-related legal obligations, or any data compromise that results in the accidental or unauthorized release, misuse, or transfer of business or personal information or other user or customer data, may result in domestic or foreign governmental enforcement actions, investigations, penalties, audits, inspections, fines, injunctions, litigation, or public statements against us by our users, customers, consumers, regulators, consumer advocacy groups, or others, which would have an adverse effect on our reputation and business. We could also incur significant costs investigating and defending such claims and, if we are found liable, significant damages.
Foreign privacy, data and data security laws have become more stringent in recent years, are undergoing a period of rapid change, and may increase the costs and complexity of offering our products and services in new and existing geographies. For example, the European Union’s (“EU”) General Data Protection Regulation 2016/679, or GDPR, applies to the European Economic Area (“EEA”) and has been adopted in substantially equivalent form in the United Kingdom (“UK GDPR”). European privacy, data protection, and data security laws, including the EU GDPR and UK GDPR impose significant and complex burdens on processing personal information, provide for robust regulatory enforcement, and contemplate significant penalties for noncompliance. Non-compliance with the GDPR and UK GDPR can trigger fines of up to the greater of €20 million (£17.5 million for the UK GDPR) or 4% of our global revenues and restrictions or prohibitions on data processing and could expose us to private right of action and enforcement mechanisms including extensive audit and inspection rights.
Globally, certain jurisdictions have enacted data residency or data localization laws and have imposed requirements for cross-border transfers of personal information. For example, the cross-border transfer landscape in Europe is currently unstable and other countries outside of Europe have enacted or are considering enacting cross-border data transfer restrictions and laws requiring data residency or other restrictions around the location of the storage and processing of data, which could increase the cost and complexity of doing business. The GDPR generally restricts the transfer of personal information to countries outside of the EEA, such as the United States, which are not considered by the European Commission to provide an adequate level of privacy, data protection, and data security. In addition, Swiss and UK law contain similar data transfer restrictions as the GDPR. The European Commission recently released revised versions of the Standard Contractual Clauses as a mechanism to transfer data outside of the EEA and which imposes additional obligations to carry out cross-border data transfers. Although there are currently valid mechanisms available to transfer data from the EEA, there remains some uncertainty regarding the future of these cross-border data transfers. If we cannot implement a valid compliance mechanism for cross-

border personal information transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from the EEA or elsewhere. Inability to import personal information to the United States may significantly and negatively impact our business operations, including limiting our ability to collaborate with service providers, contractors, and other companies subject to European and other privacy, data protection, and data security laws; or requiring us to increase our data processing capabilities in Europe or elsewhere at significant expense.
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
In addition to the European Union, a growing number of other global jurisdictions, such as Brazil, Japan, India and Canada, are considering or have passed legislation implementing privacy, data protection, and data security requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our platform, particularly as we expand our operations internationally. Some of these laws, such as the General Data Protection Law in Brazil, or the Act on the Protection of Personal Information in Japan, impose similar obligations as those under the GDPR.
Domestic privacy, data protection, and data security legislation is also becoming increasingly common in the United States. For example, the California Consumer Privacy Act of 2018, or the CCPA, came into effect on January 1, 2020 and final CCPA regulations were issued in August 2020. The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use, and sharing practices, allows consumers to opt out of certain data sharing with third parties and exercise certain individual rights regarding their personal information, provides a new cause of action for data breaches, and provides for penalties for noncompliance of up to $7,500 per violation. Additionally, the California Privacy Rights Act (“CPRA”) was approved by voters in California in November 2020, and beginning in January 2023 will impose additional privacy, data protection, and data security obligations on companies doing business in California and is expected to increase enforcement activity. Similar laws have been proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging. For example, Virginia enacted the Virginia Consumer Data Protection Act and Colorado passed the Colorado Privacy Act, both of which emulate the CCPA and CPRA in many respects, but have unique requirements. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy, data protection, and data security legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.
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
In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards by which we may be legally or contractually bound.
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
Income, sales, use, valued added, or other tax laws, statutes, rules, regulations, or ordinances could be enacted or amended at any time (possibly with retroactive effect), and could be applied solely or disproportionately to products and services provided over the internet. These enactments or amendments could reduce our sales activity due to the inherent cost increase the taxes would represent and ultimately harm our results of operations and cash flows.
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
We may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. Although we have only been required to pay income taxes in certain foreign jurisdictions to date, the amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws, or revised interpretations of existing tax laws and precedents, which could harm our liquidity and results of operations. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest, and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which would harm us and our results of operations.
Our business, results of operations, and financial condition may be harmed if we are required to collect sales, value added, or other related taxes for subscriptions to our platform in jurisdictions where we have not historically done so.
We collect sales taxes in a number of jurisdictions. One or more states or countries may seek to impose incremental or new sales, use, value added, or other tax collection obligations on us. A successful assertion by a state, country, or other jurisdiction that we should have been or should be collecting additional sales, use, value added, or other taxes could, among other things, result in substantial tax payments, create significant administrative burdens for us, discourage potential customers from subscribing to our platform due to the incremental cost of any such sales, value added, or other related taxes, or otherwise harm our business, results of operations, and financial condition.
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
Historically, we have financed our operations and capital expenditures primarily through sales of our capital stock and debt securities that are convertible into our capital stock. In the future, we may raise additional capital through additional debt or equity financings to support our business growth, to respond to business opportunities, challenges, competitions, or unforeseen circumstances, or for other reasons. On an ongoing basis, we are evaluating sources of financing and may need to raise additional capital in the future. Our ability to obtain additional capital will depend on our development efforts, business plans, investor demand, operating performance, the condition of the capital markets, and other factors. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences, or privileges senior to the rights of existing stockholders, and existing stockholders may experience dilution. Further, if we are unable to obtain additional capital when required, or are unable to obtain additional capital on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges, competition, or unforeseen circumstances would be adversely affected.
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
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE or the Long-Term Stock Exchange (“LTSE”). We are required to provide an annual management report on the effectiveness of our internal control over financial reporting.
Our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting and may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business, results of operations, and financial condition and could cause a decline in the trading price of our Class A common stock.
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
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could harm our business. In particular, the ongoing COVID-19 pandemic and the invasion of the Ukraine by Russia and related economic sanctions, including the reactions of governments, markets, and the general public, may result in a number of adverse consequences for our business, operations, and results of operations, many of which are beyond our control. We have our headquarters and a large employee presence in San Francisco, California, and the west coast of the United States contains active earthquake zones. In the event of a major earthquake, hurricane, or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our platform development, lengthy interruptions in our platform, breaches of data security, and loss of critical data, all of which would harm our business, results of operations, and financial condition. Acts of terrorism would also cause disruptions to the internet or the economy as a whole. In addition, the insurance we maintain would likely not be adequate to cover our losses resulting from disasters or other business interruptions. Our disaster recovery plan may not be sufficient to address all aspects or any unanticipated consequence or incident, and our insurance may not be sufficient to compensate us for the losses that could occur.
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
•health epidemics, such as the ongoing COVID-19 pandemic, influenza, and other highly communicable diseases or viruses; and
•sales, purchases, or expectations with respect to such transactions, of shares of our Class A common stock by us or our security holders, particularly by our founders, directors, executive officers, and principal stockholders, none of whom are subject to any contractual lock-up agreement or other contractual restrictions on transfer.
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
Dustin Moskovitz, our co-founder, President, Chief Executive Officer, Chair, and largest stockholder, beneficially owns a significant percentage of our outstanding Class A common stock and Class B common stock, together, representing a majority of the voting power of our capital stock as of January 31, 2022. On July 1, 2021, pursuant to the terms of two 3.5% senior mandatory convertible promissory notes due 2025 (the “Convertible Notes”) and upon meeting the closing trading price criteria for optional conversion by Asana, we elected to convert the Convertible Notes into 17,012,822 shares of our Class B common stock. The Convertible Notes were held by a trust affiliated with Mr. Moskovitz and the shares were accordingly issued to the trust. The conversion of the

Convertible Notes therefore increased Mr. Moskovitz’s voting power. Mr. Moskovitz could exert substantial influence over matters requiring approval by our stockholders. This concentration of ownership may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
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
Our Class B common stock has 10 votes per share, and our Class A common stock, which is the stock listed on the NYSE and the LTSE has one vote per share. Our founders, directors, executive officers, and their affiliates hold a majority of the voting power of our capital stock. Because of the 10-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a significant percentage of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the date of automatic conversion described below, when all outstanding shares of Class B common stock and Class A common stock will convert automatically into shares of a single class of common stock. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
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
We cannot predict whether our dual class structure will result in a lower or more volatile trading price of our Class A common stock on the NYSE and the LTSE, in adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it plans to require new constituents of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it will no longer admit companies with multiple-class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Also in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under such announced policies, the dual class structure of our common stock would make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices would not invest in our Class A common stock. These policies are relatively new and it is unclear what effect, if any, they will have on the valuations of publicly-traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. Because of the dual class structure of our common stock, we will likely be excluded from certain indices, and we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and would make our Class A common stock less attractive to other investors. As a result, the trading price of our Class A common stock could be adversely affected.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in San Francisco, California, where we lease approximately 266,000 square feet of office space pursuant to a lease that expires in October 2033. We began occupying this space during fiscal 2022 as our new corporate headquarters.
In addition, we maintain additional offices in the United States and internationally in APAC and EMEA.
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
Our Class A common stock has been listed on the NYSE under the symbol “ASAN” since September 30, 2020. Prior to that date, there was no public trading market for our Class A common stock. Since August 26, 2021, our Class A common stock has also been listed on the LTSE under the symbol “ASAN.”
Holders of Record
As of March 17, 2022, we had 131 holders of record of our Class A common stock and 16 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held in street name by brokers and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these holders of record.
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
The following graph compares (i) the cumulative total stockholder return on our Class A common stock from September 30, 2020 (the date our Class A common stock commenced trading on the NYSE) through January 31, 2022 with (ii) the cumulative total return of the Standard & Poor's (S&P) 500 Index and the Standard & Poor’s Information Technology Index over the same period, assuming the investment of $100 in our Class A common stock and in both of the other indices on September 30, 2020 and the reinvestment of dividends. The graph uses the closing market price on September 30, 2020 of $28.80 per share as the initial value of our Class A common stock. As discussed above, we have never declared or paid a cash dividend on our Class A common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

Stock Performance Graph
500.00
400.00
300.00
200.00
100.00
0.00
9/30/2020
10/31/2020
1/31/2021
4/30/2021
7/31/2021
10/31/2021
1/31/2022
Asana, Inc.
S&P 500 Index
S&P 500 Information Technology Index

Unregistered Sales of Equity Securities
None.
Issuer Purchase of Equity Securities
The following table contains information relating to the repurchases of our common stock made by us in the three months ended January 31, 2022.

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share
November 1 - November 30, 2021	1,350	$3.70
December 1 - December 31, 2021	—	$—
January 1 - January 31, 2022	—	$—
Total	1,350	$3.70
__________________
1 Represents shares of unvested Class A common stock that were repurchased by us from former employees upon termination of employment in accordance with the terms of the employees’ stock option agreements. We purchased the shares from the former employees at the respective original exercise prices.

Item 6. Reserved

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. As described in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward‑looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included above in this report. Our fiscal year ends on January 31.
Overview
Asana is a work management platform that helps teams orchestrate work, from daily tasks to cross-functional strategic initiatives. Over 119,000 paying customers use Asana to manage everything from product launches to marketing campaigns to organization-wide goal setting. Our platform adds structure to unstructured work, creating clarity, transparency, and accountability to everyone within an organization—individuals, team leads, and executives—so they understand exactly who is doing what, by when.
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
We have experienced rapid growth in recent periods. Our revenues were $378.4 million, $227.0 million, and $142.6 million for fiscal 2022, fiscal 2021, and fiscal 2020, respectively, representing growth of 67% and 59% for fiscal 2022 and fiscal 2021, respectively. As of January 31, 2022, we had 1,666 employees, representing growth of 54% since January 31, 2021. We had a net loss of $288.3 million, $211.7 million, and $118.6 million for fiscal 2022, fiscal 2021, and fiscal 2020, respectively.
Since our inception, over 35 million users have registered on Asana and millions of teams in virtually every country around the world have used Asana. As of January 31, 2022, we had over 2.0 million paid users.
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
As of January 31, 2022, we had over 119,000 paying customers, compared to over 93,000 as of January 31, 2021. We define a customer as a distinct account, which could include a team, company, educational or government institution, organization, or distinct business unit of a company, that is on a paid subscription plan, a free version, or a free trial of one of our paid subscription plans. A single organization may have multiple customers. We define a paying customer as a customer on a paid subscription plan.
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
As of January 31, 2022, we had 15,437 customers spending over $5,000 on an annualized basis contributing approximately 66% of revenues for the fiscal year then ended. As of January 31, 2021, we had 10,174 customers spending over $5,000 who contributed approximately 58% of revenue for the fiscal year then ended.
As of January 31, 2022 and 2021, we had 894 and 397 customers spending over $50,000 on an annualized basis, respectively.
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
As of January 31, 2022 and 2021, our dollar-based net retention rate was over 120% and over 115%, respectively.
As of January 31, 2022 and 2021, our dollar-based net retention rate for customers spending over $5,000 with us on an annualized basis was over 130% and 125%, respectively. Our dollar-based net retention rate for customers spending over $50,000 with us on an annualized basis for the same periods was over 145% and over 140%, respectively.
Impact of COVID-19
As a result of the COVID-19 pandemic, we temporarily closed our headquarters and other physical offices, required our employees and contractors to work remotely, and implemented travel restrictions, all of which represent a significant disruption in how we operate our business. The operations of our partners and customers have likewise been disrupted, with a disproportionate impact on smaller businesses that were particularly affected by the pandemic. This impact was most evident in our overall dollar-based net retention rate, which declined early in the pandemic but has since returned to pre-pandemic levels, whereas the dollar-based net retention rates for customers who spent over $5,000 and over $50,000 has remained relatively consistent and increased throughout the pandemic. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment and mitigation actions the emergence of variant strains of the virus, and the availability and widespread use of effective vaccines, it continues to have adverse effects on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the conditions caused by this pandemic could affect the rate of global IT spending and could adversely affect demand for our platform, lengthen our sales cycles, reduce the value or duration of subscriptions, negatively impact collections of accounts receivable, reduce expected spending from new customers, cause some of our paying customers to go out of business, limit the ability of our direct sales force to travel to customers and potential customers, and affect contraction or attrition rates of our customers, all of which could adversely affect our business, results of operations, and financial condition during future periods.
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
In the fiscal year ended January 31, 2020, our personnel-related expenses was significantly impacted by stock-based compensation expense associated with a tender offer. In October 2019, certain of our stockholders conducted a tender offer for shares of our outstanding Class A and Class B common stock and purchased an aggregate of 4,647,127 shares of our outstanding Class A and Class B common stock from certain other stockholders at a purchase price of $15.82 per share, for an aggregate purchase price of $73.5 million, resulting in stock-based compensation expense of $38.7 million for the excess of the selling price per share over the fair value of the tendered shares.
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
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses and expenses for performance marketing and lead generation, brand marketing, pipeline generation, and sponsorship activities. These expenses also include allocated overhead costs and travel-related expenses. Sales commissions earned by our sales force that are considered incremental and recoverable costs of obtaining a subscription with a customer are deferred and amortized on a straight-line basis over the expected period of benefit of three years.
We continue to make investments in our sales and marketing organization, and we expect sales and marketing expenses to remain our largest operating expense in dollar amount. We expect our sales and marketing expenses to continue to increase in dollar amount but to decrease as a percentage of revenues over time, although the percentage may fluctuate from quarter to quarter and year to year depending on the extent and timing of our initiatives.
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
We have recognized and will continue to recognize certain expenses as part of our transition to a publicly traded company, consisting of professional fees and other expenses. In the quarters leading up to the listing of our Class A common stock on the NYSE, we incurred professional fees and expenses, and in the quarter of our listing we incurred fees paid to our financial advisors in addition to other professional fees and expenses related to such listing. We expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a U.S securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC. In addition, as a public company, we incur additional costs associated with accounting, compliance, insurance, and investor relations. As a result, we expect our general and administrative expenses to continue to increase in dollar amount for the foreseeable future but to generally decrease as a percentage of our revenues over the longer term, although the percentage may fluctuate from period to period depending on the timing and amount of our general and administrative expenses.
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
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business. To date, we have not recorded a material provision for income taxes for any of the periods presented other than for foreign income tax. We have recorded deferred tax assets for which we provide a full valuation allowance, which primarily include net operating loss carryforwards and research and development tax credit carryforwards. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not the deferred tax assets will not be realized based on our history of losses.

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Year Ended January 31,
	2022	2021	2020
	(in thousands)
Revenues	$378,437	$227,004	$142,606
Cost of revenues (1)	38,897	28,741	19,881
Gross profit	339,540	198,263	122,725
Operating expenses:
Research and development (1)	203,124	121,139	89,675
Sales and marketing (1)	282,897	176,479	105,836
General and administrative (1)	118,703	76,212	46,845
Total operating expenses	604,724	373,830	242,356
Loss from operations	(265,184)	(175,567)	(119,631)
Interest income and other income (expense), net	(1,536)	1,568	1,365
Interest expense	(18,385)	(36,178)	(78)
Loss before provision for income taxes	(285,105)	(210,177)	(118,344)
Provision for income taxes	3,237	1,533	245
Net loss	$(288,342)	$(211,710)	$(118,589)
__________________
(1)Amounts include stock-based compensation expense as follows:

	Year Ended January 31,
	2022	2021	2020
	(in thousands)
Cost of revenues	806	305	103
Research and development	57,480	18,606	24,869
Sales and marketing	29,631	9,387	10,177
General and administrative	16,644	5,927	13,237
Total stock-based compensation expense	$104,561	$34,225	$48,386

The following table sets forth the components of our statements of operations data, for each of the periods presented, as a percentage of revenues.

	Year Ended January 31,
	2022	2021	2020
	(percent of revenues)
Revenues	100%	100%	100%
Cost of revenues	10	13	14
Gross margin	90	87	86
Operating expenses:
Research and development	54	53	63
Sales and marketing	75	78	74
General and administrative	31	34	33
Total operating expenses	160	165	170
Loss from operations	(70)	(77)	(84)
Interest income and other income (expense), net	*	1	1
Interest expense	(5)	(16)	*
Loss before provision for income taxes	(75)	(93)	(83)
Provision for income taxes	*	*	*
Net loss	(76)%	(93)%	(83)%
________________
* Less than 1%
Note: Certain figures may not sum due to rounding.
Comparison of the Fiscal Years Ended January 31, 2022 and 2021
Revenues

	Year Ended January 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenues	$378,437	$227,004	$151,433	67%
Revenues increased $151.4 million, or 67%, during fiscal 2022 compared to fiscal 2021. The increase in revenues was primarily due to the addition of new paying customers, a continued shift in our sales mix toward our higher priced subscription plans, such as Enterprise and Business plans, and revenues generated from our existing paying customers expanding their use of our solution as reflected by our dollar-based net retention rate of over 120% as of January 31, 2022.
Cost of Revenues and Gross Margin

	Year Ended January 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Cost of revenues	$38,897	$28,741	$10,156	35%
Gross margin	90%	87%
Cost of revenues increased $10.2 million, or 35%, during fiscal 2022 compared to fiscal 2021. The increase was primarily due to an increase of $3.3 million in personnel-related costs due to increased headcount, $2.3 million in third-party hosting costs as we increased capacity to support customer usage and growth of our customer base,

$1.8 million in credit card processing fees, $1.0 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure, and $0.8 million in fees to third-party support vendors.
Our gross margin increased during fiscal 2022 compared to fiscal 2021 as we increased our revenues, more efficiently managed third-party hosting costs, and realized benefits due to economies of scale resulting from increased efficiency with our technology and infrastructure.
Operating Expenses

	Year Ended January 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Research and development	$203,124	$121,139	$81,985	68%
Sales and marketing	282,897	176,479	106,418	60%
General and administrative	118,703	76,212	42,491	56%
Total operating expenses	$604,724	$373,830	$230,894	62%
Research and Development
Research and development expenses increased $82.0 million, or 68%, during fiscal 2022 compared to fiscal 2021. The increase was primarily due to an increase of $69.2 million in personnel-related expenses driven by higher headcount and an increase of $9.9 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure.
Sales and Marketing
Sales and marketing expenses increased $106.4 million, or 60%, during fiscal 2022 compared to fiscal 2021. The increase was primarily due to an increase of $62.5 million in personnel-related expenses as a result of higher headcount, an increase of $13.9 million for performance marketing, branding spend, and lead generation, an increase of $12.2 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure, and an increase of $7.6 million in fees to marketing vendors.
General and Administrative
General and administrative expenses increased $42.5 million, or 56%, during fiscal 2022 compared to fiscal 2021. The increase was primarily due to an increase of $31.4 million in personnel-related expenses driven by higher headcount to support our continued growth, an increase of $9.3 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure, an increase of $4.5 million in other operating expenses, an increase of $3.6 million related to increased insurance incurred as a result of becoming a public company, partially offset by a decrease of $7.4 million in professional fees including direct listing expenses.
Interest Income, Interest Expense, and Other Income (Expense), Net

	Year Ended January 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Interest income and other income (expense), net	$(1,536)	$1,568	$(3,104)	(198)%
Interest expense	(18,385)	(36,178)	17,793	(49)%
Interest income and other income (expense), net decreased $3.1 million during fiscal 2022 compared to fiscal 2021 due primarily to an increase in losses on foreign currency transactions and decreased gains from our investments in marketable securities. Interest expense decreased $17.8 million during fiscal 2022 compared to fiscal

2021 primarily due to the conversion of the senior mandatory convertible promissory notes previously issued to a trust affiliated with our CEO in January 2020 and June 2020.
Comparison of the Fiscal Years Ended January 31, 2021 and 2020
For a comparison of our results of operations for the fiscal years ended January 31, 2021 and 2020, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, filed with the SEC on March 30, 2021.
Non-GAAP Financial Measures
The following tables present certain non-GAAP financial measures for each period presented below. In addition to our results determined in accordance with GAAP, we believe these non-GAAP financial measures are useful in evaluating our operating performance. See below for a description of the non-GAAP financial measures and their limitations as an analytical tool.

	Year Ended January 31,
	2022	2021	2020
	(in thousands)
Non-GAAP loss from operations	$(157,055)	$(123,184)	$(69,333)
Non-GAAP net loss	$(162,915)	$(123,289)	$(68,213)
Free cash flow	$(87,624)	$(75,958)	$(44,605)
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
The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.
Non-GAAP Loss From Operations

	Year Ended January 31,
	2022	2021	2020
	(in thousands)
Loss from operations	$(265,184)	$(175,567)	$(119,631)
Add:
Stock-based compensation and related employer payroll tax associated with RSUs	108,129	34,431	48,386
Direct listing expenses	—	17,952	1,912
Non-GAAP loss from operations	$(157,055)	$(123,184)	$(69,333)
Non-GAAP Net Loss

	Year Ended January 31,
	2022	2021	2020
	(in thousands)
Net loss	$(288,342)	$(211,710)	$(118,589)
Add:
Stock-based compensation and related employer payroll tax associated with RSUs	108,129	34,431	48,386
Amortization of discount on convertible notes	10,628	22,357	49
Non-cash interest expense	6,670	13,681	29
Direct listing expenses	—	17,952	1,912
Non-GAAP net loss	$(162,915)	$(123,289)	$(68,213)

Free Cash Flow

	Year Ended January 31,
	2022	2021	2020
	(in thousands)
Net cash provided by (used in) investing activities	$27,561	$(158,937)	$12,655
Net cash provided by financing activities	$37,210	$201,005	$311,597

Net cash used in operating activities	$(83,785)	$(92,870)	$(40,136)
Less:
Purchases of property and equipment	(41,587)	(57,344)	(6,878)
Capitalized internal-use software costs	(1,132)	(962)	(384)
Add:
Purchases of property and equipment for build-out of corporate headquarters	38,610	55,791	2,626
Direct listing expenses paid	270	19,427	167
Free cash flow	$(87,624)	$(75,958)	$(44,605)
Liquidity and Capital Resources
Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock and common stock, the issuance of senior mandatory convertible promissory notes in January and June 2020 to a trust affiliated with our CEO, and cash generated from the sale of subscriptions to our platform. We have generated losses from our operations as reflected in our accumulated deficit of $829.8 million as of January 31, 2022 and negative cash flows from operating activities for fiscal 2022, fiscal 2021, and fiscal 2020.
As of January 31, 2022, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $312.0 million.
In April 2020, we entered into a five-year $40.0 million term loan agreement with Silicon Valley Bank. The agreement provides for a senior secured term loan facility, in an aggregate principal amount of up to $40.0 million, to be used for the construction of our new corporate headquarters. Interest will accrue on any outstanding balance at a floating rate per annum equal to the prime rate (as publicly announced from time to time by the Wall Street Journal) plus an applicable margin equal to either (a) 0% if our unrestricted cash at the lender is equal to or less than $80.0 million, or (b) (0.5)% if our unrestricted cash at the lender is between $80.0 million and $100.0 million, or (c) (1.0)% if our unrestricted cash balance at the lender is equal to or greater than $100.0 million. Interest shall be payable monthly. As of January 31, 2022, $40.0 million was drawn and $38.3 million was outstanding under this term loan.
A substantial source of our cash provided by operating activities is our deferred revenue, which is included on our consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenues over the term of the subscription agreement. As of January 31, 2022 and January 31, 2021, we had $174.2 million and $105.9 million, respectively, of deferred revenue of which $170.1 million and $103.9 million, respectively, were recorded as a current liability. This deferred revenue will be recognized as revenues when all of the revenue recognition criteria are met.
We assess our liquidity primarily through our cash on hand as well as the projected timing of billings under contract with our paying customers and related collection cycles. We believe our current cash, cash equivalents, marketable securities, and amounts available under our senior secured term loan facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, billing frequency, our dollar-based net retention rate, the timing and extent of spending to support our research and development efforts, particularly for the introduction of new and enhanced products and features, the expansion of sales and marketing activities, costs associated with international expansion, additional capital expenditures to invest in existing and new office spaces, as well as increased general and administrative expenses to support being a publicly traded company. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may seek to raise additional funds at any time through equity, equity-linked arrangements, and debt. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition would be adversely affected.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Year Ended January 31,
	2022	2021	2020
	(in thousands)
Net cash used in operating activities	$(83,785)	$(92,870)	$(40,136)
Net cash provided by (used in) investing activities	27,561	(158,937)	12,655
Net cash provided by financing activities	37,210	201,005	311,597
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
Net cash used in operating activities of $83.8 million for fiscal 2022 reflects our net loss of $288.3 million, adjusted by non-cash items such as stock-based compensation expense of $104.5 million, non-cash lease expense of $16.6 million, amortization of discount on convertible notes and term loan issuance costs of $10.6 million, amortization of deferred contract acquisition costs of $8.6 million, depreciation and amortization of $8.5 million, non-cash interest expense of $6.7 million, provision for doubtful accounts of $2.3 million, and net cash inflows of $46.0 million from changes in our operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities primarily consisted of a $68.3 million increase in deferred revenue resulting from increased billings for subscriptions, a $23.7 million increase in accrued liabilities and other liabilities primarily from increases in accrued payroll and other liabilities, $8.1 million increase in operating lease liabilities, and a $7.3 million increase in accounts payable not related to the purchases of property and equipment. These amounts were partially offset by a $27.0 million increase in accounts receivable due to higher customer billings, a $23.7 million increase in prepaid expenses and other current assets related to an increase in deferred contract acquisition costs, and a $10.7 million increase in other assets.
Net cash used in operating activities of $92.9 million for fiscal 2021 reflects our net loss of $211.7 million, adjusted by non-cash items such as stock-based compensation expense of $34.2 million, amortization of discount on convertible notes and term loan issuance costs of $22.4 million, non-cash lease expense of $16.4 million, non-cash interest expense of $13.7 million, amortization of deferred contract acquisition costs of $4.1 million, depreciation and amortization of $3.5 million, provision for doubtful accounts of $0.9 million, and net cash inflows of $23.3 million from changes in our operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities primarily consisted of a $41.8 million increase in deferred revenue resulting from increased billings for subscriptions, a $18.1 million increase in accrued liabilities and other liabilities primarily from an increase in accrued advertising, and a $7.3 million increase in operating lease liabilities. These amounts were partially offset by a $20.5 million increase in accounts receivable due to higher customer billings, a $17.2 million increase in prepaid expenses and other current assets related to an increase in deferred contract acquisition costs, a $3.4 million increase in other assets, and a $2.9 million decrease in accounts payable not related to the purchases of property and equipment.

Investing Activities
Net cash provided by investing activities of $27.6 million for fiscal 2022 consisted of $132.3 million in maturities of marketable securities and $0.4 million in sales of marketable securities, partially offset by $62.4 million in purchases of marketable securities, $41.6 million in purchases of property and equipment from an increase in construction in progress, and $1.1 million in capitalized internal-use software costs.
Net cash used in investing activities of $158.9 million for fiscal 2021 consisted of $191.6 million in purchases of marketable securities, $57.3 million in purchases of property and equipment from an increase in construction in progress and leasehold improvements, and $1.0 million in capitalized internal-use software costs, partially offset by $53.8 million in maturities of marketing securities and $37.1 million in sales of marketable securities.
Financing Activities
Net cash provided by financing activities of $37.2 million for fiscal 2022 consisted of $16.6 million in proceeds from the exercise of stock options, $13.4 million in proceeds from our employee stock purchase plan, and $9.0 million in net proceeds from our term loan, partially offset by $1.7 million for the repayment of our term loan.
Net cash provided by financing activities of $201.0 million for fiscal 2021 consisted of $150.0 million of proceeds from the issuance of a senior mandatory convertible promissory note in June 2020 to a trust affiliated with our CEO, $30.9 million in net proceeds from out term loan, and $20.5 million in proceeds from the exercise of stock options, partially offset by $0.4 million in taxes paid related to the net share settlement of equity awards.
Contractual Obligations and Commitments
The contractual commitment amounts in the table below are associated with agreements that are enforceable and legally binding. Purchase orders issued in the ordinary course of business are not included in the table below, as our purchase orders represent authorizations to purchase rather than binding agreements.
The following table summarizes our contractual obligations as of January 31, 2022:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 years	3 - 5 years	More than 5 Years
	(in thousands)
Operating lease commitments(1)	$373,645	$32,777	56,827	$58,612	$225,429
Purchase commitments(2)	98,967	28,302	46,665	24,000	—
Total contractual obligations	$472,612	$61,079	$103,492	$82,612	$225,429
________________
(1)Consists of future non-cancelable minimum rental payments under operating leases for our offices.
(2)In January 2021, we entered into a 60-month contract with Amazon Web Services for hosting-related services. Pursuant to the terms of the contract, we are required to spend a minimum of $103.5 million over the term of the agreement. As of January 31, 2022 we had $80.3 million remaining on the commitment. The remaining balance relates to other non-cancellable purchase commitments with various parties primarily for software-based services.

In February 2019, we entered into a new lease agreement for office space in San Francisco, which commenced in May 2020 and expires in October 2033. As part of the agreement, we were required to issue a $17.0 million letter of credit upon access to the office space, which occurred in the year ended January 31, 2021. We participated in the construction of the office space and have incurred construction costs to prepare the office space for our use, which will be partially reimbursed by the landlord. During the year ended January 31, 2021, all three phases of this lease commenced, and as a result, we recognized total ROU assets of $175.5 million, with corresponding operating lease liabilities of $173.4 million, on the consolidated balance sheet as of the respective commencement dates of the three phases. We expect to incur a total of approximately $379.5 million of future minimum payments and capital commitments, net of tenant improvement receivables as of January 31, 2022, inclusive of $365.7 million of net lease payments and the remaining capital commitments related to the build-out of the Company’s new corporate headquarters referenced above. Our CEO acts as a personal guarantor to the lease for the full rent payments over the entire term of the lease should we default on our obligations.
Additionally, in April 2020, we amended the lease arrangement to include a fee for access to additional shared space, for which future payments total $3.6 million.
For further information on our commitments and contingencies, refer to Note 8 in the consolidated financial statements contained within this Annual Report on Form 10-K.
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
Critical Accounting Estimates
Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
While our significant accounting policies are more fully described in Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we believe that the accounting estimates described below have the most significant impact.
Deferred Contract Acquisition Costs
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
We account for stock-based compensation expense related to our ESPP purchase rights based on the estimated grant date fair value, which is calculated using the Black-Scholes option pricing model and the aggregate number of shares of our common stock expected to be purchased under each offering. The assumptions used to determine the fair value of the ESPP purchase rights, including the expected term of the awards, the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock, represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. We account for modifications to employee contributions as they occur.
We recognize stock-based compensation expense ratably over the requisite service period, which is generally the vesting period of the respective award. We account for forfeitures as they occur. We recognize stock-based compensation expense related to ESPP on a straight-line basis over the term of each ESPP offering period, whis is generally two years.
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
•Expected term—Expected term represents the period that our stock-based awards are expected to be outstanding. The expected term assumptions are determined based on the vesting terms, exercise terms, and contractual lives of the options. The expected term of the ESPP represents the period of time that purchase rights are expected to be outstanding.
•Risk-free rate—We use the U.S. Treasury yield for our risk-free interest rate that corresponds with the expected term.
•Dividend yield—We utilize a dividend yield of zero, as we do not currently issue dividends, nor do we expect to do so in the future.
•Fair value of common stock—Prior to our direct listing, we estimated the fair value of common stock; see “Common Stock Valuations” below. The fair value of common stock for purposes of ESPP purchases is based on the stock price on the first date of the respective offering period.
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
Interest Rate Risk
Our cash, cash equivalents, and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds, U.S. government securities, corporate bonds, and commercial paper. As of January 31, 2022 and January 31, 2021, we had cash and cash equivalents of $240.4 million and $259.9 million, respectively, and marketable securities of $74.4 million and $145.5 million, respectively. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. However, due to the short-term nature of our marketable securities, we do not believe we are materially exposed to changes in the fair value of our investment portfolio due to potential fluctuations in interest rates, and therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
Foreign Currency Risk
The majority of our subscription agreements are denominated in U.S. dollars, with the remainder generated in Euros, British Pounds, Australian Dollars, and Japanese Yen. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies, and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, Canadian Dollar, Australian Dollar, Japanese Yen, Icelandic Krona, and Singapore Dollar. Our results of operations and cash flows are, therefore, subject to fluctuations in foreign currency exchange rates that are unrelated to our operating performance.
As exchange rates may fluctuate significantly between periods, our non-U.S. dollar denominated revenue and operating expenses may also experience significant fluctuations between periods as we convert these to U.S. dollars. Volatile market conditions arising from the macro environment have and may in the future result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar has and may in the future negatively affect our revenue expressed in U.S. dollars. In the year ended January 31, 2022, 22% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins. We recorded a net loss of $1.7 million and a net gain of $1.0 million in net foreign currency transactions in the years ended January 31, 2022 and 2021, respectively. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the years ended January 31, 2022 and 2021.
As the impact of foreign currency exchange rates are not projected to be material to our operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

Item 8. Financial Statements and Supplementary Data

ASANA, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Asana, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Asana, Inc. and its subsidiaries (the “Company”) as of January 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended January 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition
As described in Note 2 to the consolidated financial statements, the Company derives its revenues from monthly and annual subscription fees earned from customers accessing the platform. The Company accounts for revenue contracts with customers by applying the requirements of ASC 606, Revenue from Contracts with Customers. The Company’s subscription agreements generally have monthly or annual contractual terms and are billed in advance. Revenues are recognized ratably over the related contractual term beginning on the date that the platform is made available to a customer. The Company recognizes revenues ratably because the customer receives and consumes the benefits of the platform throughout the contractual period. For the year ended January 31, 2022, the Company’s revenue was $378.4 million.
The principal considerations for our determination that performing procedures relating to revenue recognition is a critical audit matter are a high degree of audit effort in performing audit procedures and evaluating audit evidence related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the initiation, billing and recording of new and recurring subscriptions and the related subscription revenue. These procedures also included, among others (i) testing revenue transactions on a sample basis by tracing revenue transactions to source documents, including customer contracts, orders, invoices, and cash receipts, where applicable; (ii) testing the completeness and accuracy of data provided by management; (iii) testing management’s reconciliation of invoices to cash received; and (iv) recalculating the deferred revenue balance.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
March 24, 2022

We have served as the Company's auditor since 2011.

ASANA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	As of January 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$240,403	$259,878
Marketable securities	71,628	126,396
Accounts receivable, net	59,085	32,194
Prepaid expenses and other current assets	40,278	27,295
Total current assets	411,394	445,763
Property and equipment, net	99,632	74,436
Operating lease right-of-use assets	174,083	182,924
Investments, noncurrent	2,760	19,125
Other assets	19,166	8,871
Total assets	$707,035	$731,119
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$11,557	$9,599
Accrued expenses and other current liabilities	60,915	41,616
Deferred revenue, current	170,143	103,875
Operating lease liabilities, current	12,573	8,386
Total current liabilities	255,188	163,476
Term loan, net	34,612	29,508
Convertible notes, net—related party	—	351,161
Operating lease liabilities, noncurrent	208,422	196,802
Other liabilities	4,973	2,961
Total liabilities	503,195	743,908
Commitments and contingencies (Note 8)
Stockholders' equity (deficit)
Common stock, $0.00001 par value; 1,500,000 shares authorized as of January 31, 2022 and January 31, 2021; 188,298 and 161,480 shares issued and outstanding as of January 31, 2022 and January 31, 2021, respectively;	2	2
Additional paid-in capital	1,034,252	528,616
Accumulated other comprehensive income (loss)	(626)	39
Accumulated deficit	(829,788)	(541,446)
Total stockholders’ equity (deficit)	203,840	(12,789)
Total liabilities and stockholders’ equity (deficit)	$707,035	$731,119
See accompanying Notes to Consolidated Financial Statements.

ASANA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended January 31,
	2022	2021	2020
Revenues	$378,437	$227,004	$142,606
Cost of revenues	38,897	28,741	19,881
Gross profit	339,540	198,263	122,725
Operating expenses:
Research and development	203,124	121,139	89,675
Sales and marketing	282,897	176,479	105,836
General and administrative	118,703	76,212	46,845
Total operating expenses	604,724	373,830	242,356
Loss from operations	(265,184)	(175,567)	(119,631)
Interest income and other income (expense), net	(1,536)	1,568	1,365
Interest expense	(18,385)	(36,178)	(78)
Loss before provision for income taxes	(285,105)	(210,177)	(118,344)
Provision for income taxes	3,237	1,533	245
Net loss	$(288,342)	$(211,710)	$(118,589)
Net loss per share:
Basic and diluted	$(1.63)	$(1.99)	$(1.69)
Weighted-average shares used in calculating net loss per share:
Basic and diluted	176,401	106,344	70,335
See accompanying Notes to Consolidated Financial Statements.

ASANA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended January 31,
	2022	2021	2020
Net loss	$(288,342)	$(211,710)	$(118,589)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	(91)	(4)	7
Change in foreign currency translation adjustments	(574)	145	(29)
Comprehensive loss	$(289,007)	$(211,569)	$(118,611)
See accompanying Notes to Consolidated Financial Statements.

ASANA, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at January 31, 2019	73,547	$250,370	68,256	$1	$30,215	$(80)	$(211,147)	$(181,011)
Issuance of common stock upon the exercise of options	—	—	8,456	—	7,576	—	—	7,576
Issuance of redeemable convertible preferred stock upon net exercise of warrants	30	211	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	1,402	—	—	1,402
Repurchases of common stock	—	—	(24)	—	(77)	—	—	(77)
Stock-based compensation expense	—	—	—	—	48,425	—	—	48,425
Net unrealized gain on marketable securities	—	—	—	—	—	7	—	7
Deemed capital contribution on issuance of convertible note—related party	—	—	—	—	96,981	—	—	96,981
Foreign currency translation adjustments	—	—	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	—	—	(118,589)	(118,589)
Balances at January 31, 2020	73,577	$250,581	76,688	$1	$184,522	$(102)	$(329,736)	$(145,315)
Issuance of common stock upon the exercise of options	—	—	11,012	—	18,057	—	—	18,057
Vesting of early exercised stock options	—	—	—	—	3,443	—	—	3,443
Repurchases of common stock	—	—	(17)	—	—	—	—	—
Issuance of common stock upon the vesting and settlement of restricted stock units, net of shares withheld for taxes	—	—	220	—	(378)	—	—	(378)
Conversion of redeemable convertible preferred stock to common stock in connection with direct listing	(73,577)	(250,581)	73,577	1	250,580	—	—	250,581
Stock-based compensation expense	—	—	—	—	34,419	—	—	34,419
Net unrealized loss on marketable securities	—	—	—	—	—	(4)	—	(4)
Foreign currency translation adjustments	—	—	—	—	—	145	—	145
Deemed capital contribution on issuance of convertible note—related party	—	—	—	—	37,973	—	—	37,973
Net loss	—	—	—	—	—	—	(211,710)	(211,710)
Balances at January 31, 2021	—	$—	161,480	$2	$528,616	$39	$(541,446)	$(12,789)

See accompanying Notes to Consolidated Financial Statements.

ASANA, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) - CONTINUED
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at January 31, 2021	—	$—	161,480	$2	$528,616	$39	$(541,446)	$(12,789)
Issuance of common stock upon the exercise of options	—	—	6,822	—	16,323	—	—	16,323
Vesting of early exercised stock options	—	—	—	—	2,350	—	—	2,350
Repurchases of common stock	—	—	(12)	—	—	—	—	—
Issuance of common stock upon the vesting and settlement of restricted stock units	—	—	2,458	—	—	—	—	—
Issuance of common stock for employee share purchase plan	—	—	537	—	13,350	—	—	13,350
Issuance of common stock upon conversion of convertible notes—related party	—	—	17,013	—	368,459	—	—	368,459
Stock-based compensation expense	—	—	—	—	105,154	—	—	105,154
Net unrealized loss on marketable securities	—	—	—	—	—	(91)	—	(91)
Foreign currency translation adjustments	—	—	—	—	—	(574)	—	(574)
Net loss	—	—	—	—	—	—	(288,342)	(288,342)
Balance at January 31, 2022	—	$—	188,298	$2	$1,034,252	$(626)	$(829,788)	$203,840
See accompanying Notes to Consolidated Financial Statements.

ASANA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended January 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(288,342)	$(211,710)	$(118,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	2,257	924	653
Depreciation and amortization	8,464	3,486	2,233
Amortization of deferred contract acquisition costs	8,647	4,079	1,607
Stock-based compensation expense	104,527	34,225	48,386
Net amortization of premium (discount) of marketable securities	784	406	(1,016)
Change in fair value of redeemable convertible preferred stock warrant liability	—	—	117
Non-cash lease expense	16,589	16,389	8,228
Amortization of discount on convertible notes and term loan issuance costs	10,645	22,369	49
Non-cash interest expense	6,670	13,681	29
Changes in operating assets and liabilities:
Accounts receivable	(26,993)	(20,458)	(7,718)
Prepaid expenses and other current assets	(23,652)	(17,184)	(8,688)
Other assets	(10,724)	(3,402)	(1,791)
Accounts payable	7,259	(2,877)	3,472
Accrued expenses and other liabilities	23,682	18,123	8,321
Deferred revenue	68,339	41,779	32,189
Operating lease liabilities	8,063	7,300	(7,618)
Net cash used in operating activities	(83,785)	(92,870)	(40,136)
Cash flows from investing activities
Purchases of marketable securities	(62,394)	(191,576)	(77,759)
Sales of marketable securities	373	37,103	4,282
Maturities of marketable securities	132,301	53,842	93,394
Purchases of property and equipment	(41,587)	(57,344)	(6,878)
Capitalized internal-use software costs	(1,132)	(962)	(384)
Net cash provided by (used in) investing activities	27,561	(158,937)	12,655
Cash flows from financing activities
Proceeds from term loan, net of issuance costs	9,000	30,915	—
Repayment of term loan	(1,667)	—	—
Proceeds from issuance of convertible notes — related party	—	150,000	300,000
Taxes paid related to net share settlement of equity awards	—	(378)	—
Repurchases of common stock	(40)	(33)	(77)
Proceeds from exercise of stock options	16,567	20,501	11,674
Proceeds from employee stock purchase plan	13,350	—	—
Net cash provided by financing activities	37,210	201,005	311,597
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	(461)	3	(19)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(19,475)	(50,799)	284,097
See accompanying Notes to Consolidated Financial Statements.

ASANA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(in thousands)

	Year Ended January 31,
	2022	2021	2020
Cash, cash equivalents, and restricted cash
Beginning of period	259,878	310,677	26,580
End of period	$240,403	$259,878	$310,677
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$240,403	$259,878	$306,020
Restricted cash	—	—	4,657
Total cash, cash equivalents, and restricted cash	$240,403	$259,878	$310,677

Supplemental cash flow data
Cash paid for income taxes	$1,463	$275	$150
Cash paid for interest	$833	$80	$—
Supplemental non-cash investing and financing information
Purchase of property and equipment in accounts payable and accrued liabilities	$571	$10,094	$914
Vesting of early exercised stock options	$2,350	$3,443	$1,402
Conversion of redeemable convertible preferred stock warrant liability to redeemable convertible preferred stock as a result of warrant exercise	$—	$—	$211
Issuance of common stock upon conversion of convertible notes — related party	$368,459	$—	$—
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
Fiscal Year
The Company’s fiscal year ends on January 31. For example, references to fiscal 2022, 2021 and 2020 refer to the fiscal year ended January 31, 2022, January 31, 2021 and January 31, 2020, respectively.
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

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Advertising Expenses
Advertising expenses are charged to sales and marketing expense in the consolidated statements of operations as incurred. Advertising expenses were $87.4 million, $68.0 million, and $39.0 million for the years ended January 31, 2022, 2021, and 2020, respectively.
Stock‑Based Compensation Expense
The Company records stock-based compensation expense for all stock-based awards, including stock options, purchase rights issued under the 2020 Employee Stock Purchase Plan (“ESPP”), and restricted stock units (“RSUs”), made to employees, non-employees, and directors based on estimated fair values recognized over the requisite service period. The fair value of stock options granted and purchase rights issued under the ESPP for purposes of calculating stock-based compensation expense is estimated on the grant date using the Black-Scholes pricing model. The Black-Scholes pricing model requires the Company to make assumptions and judgments about the inputs used

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
in the calculation, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, risk-free interest rate, and expected dividend yield. The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The expected term assumptions are determined based on the vesting terms, exercise terms, and contractual lives of the options. The volatility is based on an average of the historical volatilities of the common stock of comparable public companies with characteristics similar to those of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company’s expected dividend yield input is zero as it has not historically paid, nor does it expect in the future to pay, cash dividends on its common stock. Stock-based compensation expense for RSUs is measured based on the fair value of the underlying shares on the date of grant.
Stock-based compensation expense is recognized as expense over the requisite service period, which is generally the vesting period of the respective award. The Company uses the straight-line method for expense attribution. The Company accounts for forfeitures as they occur.
Foreign Currency Translation and Transactions
The functional currency of each of the Company’s wholly owned subsidiaries is the applicable local currency or the U.S. dollar. The translation of foreign currencies into U.S. dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the balance sheet date and for revenues and expense accounts using average foreign currency exchange rates during the period. Capital accounts are translated at historical foreign currency exchange rates. Translation gains and losses are included in stockholders’ equity (deficit) as a component of accumulated other comprehensive income (loss). Adjustments that arise from foreign currency exchange rate changes on transactions denominated in a currency other than the functional currency are included in other income (expense), net on the consolidated statements of operations and were not material for the years ended January 31, 2022, 2021, and 2020.
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
Cash, cash equivalents, and restricted cash as reported in the Company’s consolidated statements of cash flows includes the aggregate amounts of cash, cash equivalents, and restricted cash as shown on the consolidated balance sheets. Cash, cash equivalents, and restricted cash as reported in the Company’s consolidated statements of cash flows consist of the following (in thousands):

	As of January 31,
	2022	2021	2020
Cash and cash equivalents	$240,403	$259,878	$306,020
Restricted cash	—	—	4,657
Cash, cash equivalents, and restricted cash	$240,403	$259,878	$310,677
Marketable Securities and Investments
Marketable securities are partially comprised of U.S. government securities, commercial paper, and corporate bonds with an original contractual maturity or a remaining maturity at the time of purchase of greater than three months and no more than 37 months. Marketable securities with a remaining maturity at the time of purchase in

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
excess of 12 months are presented as investments, non-current on the consolidated balance sheets. These marketable securities are classified as available-for-sale securities and are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity (deficit). Interest receivable on these securities is presented in prepaid expenses and other current assets on the consolidated balance sheets. Realized gains and losses, other-than-temporary impairments (prior to the Company’s adoption of ASU No. 2016-13 on February 1, 2021), and the recognition of expected credit losses (subsequent to the Company’s adoption of ASU No. 2016-13 on February 1, 2021), if any, on available-for-sale securities are recognized upon sale and are included in other income (expense), net in the consolidated statements of operations. The cost of securities sold is based on the specific identification method. Marketable securities are reviewed periodically to identify possible other-than-temporary impairments or expected credit losses. No impairment or credit loss has been recorded on the Company’s marketable securities during the years ended January 31, 2022, 2021, or 2020.
Accounts Receivable
Accounts receivable are stated at realizable value, net of allowance for doubtful accounts. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of its accounts receivable, which considers the Company’s historical write-offs of uncollectible accounts, an analysis of the aging of outstanding accounts receivable, specific customers with known adverse financial conditions, and considers other relevant factors, including contractual terms and current and future economic conditions. The Company also considers current market conditions and current and future economic conditions in reviewing the adequacy of the allowance. The Company reassesses the adequacy of the allowance for credit losses each reporting period.
The Company’s allowance for doubtful accounts was $2.0 million and $0.6 million as of January 31, 2022 and 2021, respectively.
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
A large portion of the Company’s customers authorize the Company to bill their credit card accounts through the Company’s third-party payment processing partners, presenting additional credit risk. For the years ended January 31, 2022, 2021, and 2020, there were no individual customers that accounted for 10% or more of the Company’s revenues. The Company had no customers that accounted for 10% or more of accounts receivable at January 31, 2022. The Company had one customer that accounted for approximately 13% of accounts receivable as of January 31, 2021.
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

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company has lease agreements with lease and non-lease components. The Company elects to combine lease and non-lease components as a single lease component for all classes of underlying assets. The Company elects to not record leases with an initial term of 12 months or less on the balance sheet and the associated lease payments are recognized in the consolidated statements of operations on a straight-line basis over the lease term.
Operating leases are included in operating lease ROU assets, operating lease liabilities, current, and operating lease liabilities, noncurrent on the consolidated balance sheets.
Property and Equipment, Net
The Company records its property and equipment at cost. Depreciation is computed on the straight-line method over the estimated useful lives of two to five years. Leasehold improvements are amortized over the remaining period of the lease, or the estimated useful life of the improvement, whichever is shorter. Repair and maintenance expenditures, which are not considered improvements and do not extend the useful life of an asset, are expensed as incurred.

Asset Type	Life (Years)
Desktop and other computer equipment	2-3
Furniture and fixtures	5
Leasehold improvements	Shorter of lease term or estimated useful life
Capitalized internal-use software	3
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

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset groups may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses were recorded during the years ended January 31, 2022, 2021 and 2020.
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
Net Loss Per Share
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. All series of the Company’s redeemable convertible preferred stock and early exercised stock options are considered to be participating securities because all holders are entitled to receive a non-cumulative dividend on a pari passu basis in the event that a dividend is paid on the common stock. The holders of the redeemable convertible preferred stock do not have a contractual obligation to share in the Company’s losses. As such, the Company’s net losses for the years ended January 31, 2022, 2021 and 2020 were not allocated to these participating securities.
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

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Recently Adopted Accounting Pronouncements
On February 1, 2021, the Company adopted ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including accounts receivables. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in more timely recognition of credit losses. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.
On February 1, 2021, the Company adopted ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in ASU No. 2018-15 amend the definition of a hosting arrangement and requires a customer in a hosting arrangement that is a service contract to capitalize certain costs as if the arrangement were an internal-use software project. The Company adopted ASU No. 2018-15 as of February 1, 2021 using a prospective transition approach. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The amendments in the updated guidance simplify the accounting for income taxes by removing certain exceptions and improving consistent application of other areas of the topic by clarifying the guidance. On February 1, 2020, the Company adopted ASU 2019-12. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.
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
Note 3.    Revenue
Deferred Revenue and Remaining Performance Obligations
Total deferred revenue was $174.2 million and $105.9 million as of January 31, 2022 and January 31, 2021, respectively, of which $4.1 million and $2.0 million, respectively, is presented within other liabilities, as a noncurrent liability, in the consolidated balance sheets as of January 31, 2022 and January 31, 2021, respectively.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company recognized $103.9 million and $62.7 million of revenues during the years ended January 31, 2022 and 2021, respectively, that were included in the deferred revenue balance at the beginning of the respective period.
As of January 31, 2022, the Company's remaining performance obligations from subscription contracts were $218.1 million, of which the Company expects to recognize approximately 85% as revenues over the next 12 months and the remainder thereafter.
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
The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Year Ended January 31,
	2022	2021
Beginning balance	$12,093	$6,107
Capitalization of contract acquisition costs	19,325	10,065
Amortization of deferred contract acquisition costs	(8,647)	(4,079)
Ending balance	$22,771	$12,093

Deferred contract acquisition costs, current	$10,797	$5,742
Deferred contract acquisition costs, noncurrent	11,974	6,351
Total deferred contract acquisition costs	$22,771	$12,093
Deferred contract acquisition costs, current is presented within prepaid expenses and other current assets in the consolidated balance sheets. Deferred contract acquisition costs, noncurrent is presented within other assets in the consolidated balance sheets.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4.    Fair Value Measurements
The following table summarizes, for assets and liabilities measured at fair value, the respective fair value and classification by level of input within the fair value hierarchy (in thousands):

	As of January 31, 2022
	Level 1	Level 2	Level 3	Total
Current Assets
Cash equivalents
Money market funds	$176,855	$—	$—	$176,855
Commercial paper	—	—	—	—
Certificates of deposit	—	—	—	—
Total cash equivalents	$176,855	$—	$—	$176,855
Marketable securities
Commercial paper	$—	$44,943	$—	$44,943
U.S. treasury bonds	—	—	—	—
Corporate bonds	—	26,685	—	26,685
Certificates of deposit	—	—	—	—
Total marketable securities	$—	$71,628	$—	$71,628

Non-current Assets
Corporate bonds	—	2,760	—	2,760
Total assets	$176,855	$74,388	$—	$251,243

	As of January 31, 2021
	Level 1	Level 2	Level 3	Total
Current Assets
Cash equivalents
Money market funds	$207,187	$—	$—	$207,187
Commercial paper	—	2,230	—	2,230
Certificates of deposit	—	1,050	—	1,050
Total cash equivalents	$207,187	$3,280	$—	$210,467
Marketable securities
Commercial paper	$—	$43,159	$—	$43,159
U.S. treasury bonds	40,245	—	—	40,245
Corporate bonds	—	40,286	—	40,286
Certificates of deposit	—	2,706	—	2,706
Total marketable securities	$40,245	$86,151	$—	$126,396

Non-current Assets
Corporate bonds	—	19,125	—	19,125
Total assets	$247,432	$108,556	$—	$355,988

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
There were no transfers of financial assets or liabilities into or out of Level 3 during the years ended January 31, 2022 and 2021.
The following table summarizes the Company's investments in marketable securities on the consolidated balance sheets (in thousands):

	As of January 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current Assets
Commercial paper	$44,951	$—	$(8)	$44,943
U.S. treasury bonds	—	—	—	—
Corporate bonds	26,730	3	(48)	26,685
Certificates of deposit	—	—	—	—
Total marketable securities	$71,681	$3	$(56)	$71,628

Non-current Assets
Corporate bonds	2,774	—	(14)	2,760
Total assets	$74,455	$3	$(70)	$74,388

	As of January 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current Assets
Commercial paper	$43,158	$2	$(1)	$43,159
U.S. treasury bonds	40,236	9	—	40,245
Corporate bonds	40,278	9	(1)	40,286
Certificates of deposit	2,705	1	—	2,706
Total marketable securities	$126,377	$21	$(2)	$126,396

Non-current Assets
Corporate bonds	19,120	8	(3)	19,125
Total assets	$145,497	$29	$(5)	$145,521
The Company periodically evaluates its investments for other-than-temporary declines in fair value (prior to the Company’s adoption of ASU No. 2016-13 on February 1, 2021) and expected credit losses. The unrealized losses on the available-for-sale securities were primarily due to unfavorable changes in interest rates subsequent to the initial purchase of these securities. Gross unrealized losses of the Company’s available-for-sale securities that have been in a continuous unrealized loss position for twelve months or longer were immaterial as of January 31, 2022 and January 31, 2021. The Company expects to recover the full carrying value of its available-for-sale securities in an unrealized loss position as it does not intend or anticipate a need to sell these securities prior to recovering the associated unrealized losses. The Company also expects any credit losses would be immaterial based on the high-grade credit rating for each of such available-for-sale securities. As a result, the Company does not consider any portion of the unrealized losses as of January 31, 2022 or January 31, 2021 to represent an other-than temporary impairment or credit losses.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In April 2020, the Company entered into a five-year $40.0 million term loan agreement with Silicon Valley Bank. As of January 31, 2022, $40.0 million was drawn and $38.3 million was outstanding under this term loan. The fair value of the term loan approximates its carrying value since the interest rate is at market.
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
Note 5.    Balance Sheet Components
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	As of January 31,
	2022	2021
Desktop and other computer equipment	$2,217	$2,229
Furniture and fixtures	8,788	2,012
Leasehold improvements	94,458	13,686
Capitalized internal-use software	12,249	10,498
Construction in progress[1]	1,327	68,409
Total gross property and equipment	119,039	96,834
Less: Accumulated depreciation and amortization	(19,407)	(22,398)
Total property and equipment, net	$99,632	$74,436
1 Construction in progress is primarily related to the build-out of the Company's corporate headquarters. Refer to Note 9. Leases for additional information.
Depreciation and amortization expense for the years ended January 31, 2022, 2021, and 2020 was $8.5 million, $3.5 million, and $2.2 million, respectively.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The changes in the carrying value of capitalized internal-use software costs for the periods presented below are as follows (in thousands):

Amount
Balance as of February 1, 2020	$811
Capitalization of internal-use software costs	1,157
Amortization of internal-use software costs	(612)
Balance as of January 31, 2021	$1,356
Capitalization of internal-use software costs	1,750
Amortization of internal-use software costs	(753)
Balance as of January 31, 2022	$2,353
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of January 31,
	2022	2021
Prepaid expenses	$22,970	$16,696
Deferred contract acquisition costs, current	10,797	5,742
Other current assets	6,511	4,857
Total prepaid expenses and other current assets	$40,278	$27,295
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,
	2022	2021
Accrued payroll liabilities	$16,906	$10,607
Accrued taxes for fringe benefits	3,953	2,963
Accrued advertising expenses	9,359	7,020
Accrued property and equipment	465	4,715
Accrued consulting expenses	4,303	2,393
Accrued sales and value-added taxes	7,219	3,704
Other liabilities	18,710	10,214
Total accrued expenses and other current liabilities	$60,915	$41,616
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

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The net carrying amount of the Convertible Notes was as follows (in thousands):

	As of January 31,
	2022	2021
Principal	$—	$450,000
Unamortized discount	—	(112,548)
Accrued interest expense	—	13,709
Net carrying amount	$—	$351,161
Interest expense related to the Convertible Notes was as follows (in thousands):

	Year Ended January 31,
	2022	2021	2020
Amortization of debt discount	$10,628	$22,357	$49
Contractual interest expense	6,670	13,681	29
Total interest expense	$17,298	$36,038	$78
Note 7. Debt
In April 2020, the Company entered into a five-year $40.0 million term loan agreement with Silicon Valley Bank. The agreement provides for a senior secured term loan facility, in an aggregate principal amount of up to $40.0 million to be used for the construction of the Company’s corporate headquarters. Interest will accrue on any outstanding balance at a floating rate per annum equal to the prime rate (per the Wall Street Journal) plus an applicable margin equal to either (a) 0% if the Company’s unrestricted cash at the lender is equal to or less than $80.0 million, or (b) (0.5)% if the Company’s unrestricted cash at the lender is between $80.0 million and $100.0 million, or (c) (1.0)% if the Company’s unrestricted cash balance at the lender is equal to or greater than $100.0 million. Interest shall be payable monthly.
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
As of January 31, 2022, $40.0 million was drawn and $38.3 million was outstanding under this term loan. As of January 31, 2021, $31.0 million was drawn and outstanding under this term loan. As of January 31, 2022 and January 31, 2021, the Company was in compliance with all financial covenants related to the term loan.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The net carrying amount of the term loan was as follows (in thousands):

	As of January 31,
	2022	2021
Principal	$38,333	$31,000
Accrued Interest	74	44
Unamortized loan issuance costs	(54)	(71)
Net carrying amount	$38,353	$30,973

Term loan, current	$3,741	$1,465
Term loan, noncurrent	$34,612	$29,508
Note 8.    Commitments and Contingencies
Standby Letters of Credit
As of January 31, 2022 and 2021, the Company had several letters of credit outstanding related to its operating leases totaling $20.2 million and $21.7 million, respectively. The letters of credit expire at various dates between 2023 and 2034.
Purchase Commitments
In January 2021, the Company entered into a 60-month contract with Amazon Web Services for hosting-related services. Pursuant to the terms of the contract, the Company is required to spend a minimum of $103.5 million over the term of the agreement. The commitment may be offset by up to $7.3 million in additional credits subject to the Company meeting certain conditions of the agreement, of which $2.0 million have been earned as of January 31, 2022 and the remainder of which the Company has determined are probable to be earned. As of January 31, 2022, the Company had purchase commitments remaining of $80.3 million for hosting-related services and $18.7 million with various parties primarily for software-based services.
Indemnification Agreements
The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against any liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual.
Additionally, in the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which it agrees to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. For the years ended January 31, 2022 and 2021, no demands have been made upon the Company to provide indemnification under such agreements, and there are no claims that the Company is aware of that could have a material adverse effect on its financial position, results of operations, or cash flows.
Contingencies
From time to time in the normal course of business, the Company may be subject to various claims and other legal matters arising in the ordinary course of business. As of January 31, 2022 and 2021, the Company believes that none of its current legal proceedings would have a material adverse effect on its financial position, results of operations, or cash flows.
Note 9.    Leases
The Company leases real estate facilities under non-cancelable operating leases with various expiration dates through fiscal 2034. The Company has no lease agreements that are classified as finance leases.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of lease costs, lease term, and discount rate for operating leases are as follows:

	Year Ended January 31,
	2022	2021	2020
Operating lease costs (in thousands)	$36,494	$25,192	$8,306
Short-term lease costs (in thousands)	3,240	3,464	1,979
Variable lease costs (in thousands)	1,452	1,553	122
Total lease costs	$41,186	$30,209	$10,407

Weighted-average remaining lease term (in years)	11.4	12.1	2.2
Weighted-average discount rate	9.5%	9.5%	3.4%
Supplemental cash flow information related to operating leases are as follows (in thousands):

	Year Ended January 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$12,021	$12,337	$8,203
Right-of-use assets obtained in exchange for new operating lease liabilities	$7,997	$177,716	$11,739
Future minimum lease payments (net of tenant improvement receivables) under non-cancelable operating leases with initial lease terms in excess of one year included in the Company’s lease liabilities as of January 31, 2022, are as follows (in thousands):

Year Ending January 31:	Operating Lease Payments
2023	$32,777
2024	28,795
2025	28,032
2026	28,873
2027 and thereafter	255,168
Total undiscounted operating lease payments	373,645
Less: imputed interest	(152,650)
Total operating lease liabilities	$220,995
The Company has an operating lease arrangement for office space in San Francisco, which commenced in May 2020 and expires in October 2033. As part of the agreement, the Company was required to issue a $17.0 million letter of credit upon access to the office space, which occurred in the year ended January 31, 2021. The Company participated in the construction of the office space and has incurred construction costs to prepare the office space for its use, which will be partially reimbursed by the landlord. During the year ended January 31, 2021, all three phases of this lease commenced, and as a result, the Company recognized total ROU assets of $175.5 million, with corresponding operating lease liabilities of $173.4 million, on the consolidated balance sheet as of the respective commencement dates of the three phases. The Company expects to incur a total of approximately $379.5 million of future minimum payments and capital commitments, net of tenant improvement receivables as of January 31, 2022, inclusive of $365.7 million of net lease payments included in the future minimum lease payments table above. The lease arrangement also includes a fee for access to additional shares space, for which future payments total $3.6 million.

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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended January 31,
	2022	2021	2020
Numerator:
Net loss	$(288,342)	$(211,710)	$(118,589)
Denominator:
Weighted-average shares used in calculating net loss per share, basic and diluted	176,401	106,344	70,335
Net loss per share, basic and diluted	$(1.63)	$(1.99)	$(1.69)
The potential shares of common stock that were excluded from the computation of diluted net loss per share for the period presented because including them would have been anti-dilutive are as follows (in thousands):

	Year Ended January 31,
	2022	2021	2020
Redeemable convertible preferred stock	—	—	73,577
Stock options	14,383	22,340	34,517
Restricted stock units	8,812	8,199	91
Early exercised stock options	205	714	1,393
Shares issuable pursuant to the 2020 Employee Stock Purchase Plan	249	185	—
Total	23,649	31,438	109,578
As noted in Note 6. Convertible Notes—Related Party, the Convertible Notes were converted into 17,012,822 shares of the Company’s Class B Common Stock in July 2021. The shares underlying the Convertible Notes were previously excluded from diluted EPS because the effect would have been anti-dilutive.
Note 11.    Stockholders’ Equity (Deficit)
Common Stock
There are two classes of common stock that total 1,500,000,000 authorized shares: 1,000,000,000 authorized shares of Class A common stock and 500,000,000 authorized shares of Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 10 votes per share and is convertible into one share of Class A common stock. There are 102,809,115 shares of Class A common stock and 85,489,359 shares of class B common stock issued and outstanding as of January 31, 2022. There are 82,688,655 shares of Class A common stock and 78,791,452 shares of Class B common stock issued and outstanding as of January 31, 2021.
Stock Plans
The Company has a 2009 Stock Plan (the “2009 Plan”), a 2012 Amended and Restated Stock Plan (the “2012 Plan”), and a 2020 Equity Incentive Plan (the “2020 Plan”). Each plan was initially established to grant equity

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
awards to employees and consultants of the Company to assist in attracting, retaining, and motivating employees and consultants and to provide incentives to promote the success of the Company’s business.
Options granted under each of the plans may be either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees and consultants. Restricted stock units may also be granted under the 2012 Plan and the 2020 Plan. Options under the 2012 and 2020 Plans may be granted for periods of up to 10 years. The exercise price of an ISOs and NSOs shall not be less than 100% of the estimated fair value of the shares on the date of grant as determined by the Company’s board of directors (the “Board of Directors”). Options granted generally vest over four years and vest at a rate of 25% upon the first anniversary of the vesting commencement date and 1/48 per month thereafter.
The Company has also issued RSUs pursuant to the 2012 Plan and 2020 Plan. RSUs granted generally vest on a predefined rate over a period of four years contingent upon continuous service.
Shares of common stock purchased under the 2012 Plan or the 2020 Plan are subject to certain restrictions and repurchase rights.
Stock Options
Option activity under the Company’s combined stock plans is set forth below (in thousands, except years and per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual (in years)	Aggregate Intrinsic Value
Balances at January 31, 2021	22,340	$2.85	6.9	$726,455
Options granted	—	—
Options exercised	(6,822)	2.43
Options cancelled	(1,135)	3.32
Balance as of January 31, 2022	14,383	$3.02	6.1	$711,455
Vested and exercisable at January 31, 2022	9,938	$2.40	5.6	$497,672
Vested and expected to vest at January 31, 2022	14,589	$3.03	6.1	$721,479
The weighted-average grant-date fair value of options granted and the total intrinsic value of options exercised during the periods presented were as follows:

	Year Ended January 31,
	2022	2021	2020
Weighted-average grant-date fair value per share	$—	$6.77	$3.24
Aggregate intrinsic value of options exercised (in thousands)	$404,964	$238,165	$41,270
Early Exercise of Employee Options
The 2009 Plan and 2012 Plan allow for the early exercise of stock options. The consideration received for an early exercise of an option is considered to be a deposit of the exercise price, and the related dollar amount is recorded as a liability and reflected in accrued expenses and other current liabilities and other liabilities in the consolidated balance sheets. This liability is reclassified to additional paid-in capital as the awards vest. If a stock option is early exercised, the unvested shares may be repurchased by the Company in case of employment termination at the price paid by the purchaser for such shares. Shares that were subject to repurchase totaled 205,361 and 714,355 as of January 31, 2022 and 2021, respectively.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Determination of Fair Values
The assumptions used in the Black-Scholes pricing model for stock-based compensation for options granted in the periods below were as follows:

	Year Ended January 31,
	2022	2021	2020
Risk-free interest rate	N/A	1.2%	1.8% - 2.6%
Expected term	N/A	8 years	8 years
Dividend yield	N/A	—%	—%
Expected volatility	N/A	44.6%	44.8% - 46.3%
Restricted Stock Units
The Company’s RSU activity is set forth below (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested RSUs at January 31, 2021	8,199	$19.01	$289,987
RSUs granted	4,542	75.61
RSUs vested	(2,804)	21.27
RSUs cancelled/forfeited	(1,125)	22.11
Unvested RSU at January 31, 2022	8,812	47.07	$462,426
RSUs vested, not yet released as of January 31, 2022	501	19.63
Stock-Based Compensation Expense
Stock-based compensation for stock-based awards to employees and non-employees in the Company’s consolidated statements of operations for the periods below were as follows (in thousands):

	Year Ended January 31,
	2022	2021	2020
Cost of revenues	$806	$305	$103
Research and development	57,480	18,606	24,869
Sales and marketing	29,631	9,387	10,177
General and administrative	16,644	5,927	13,237
Total stock-based compensation expense	$104,561	$34,225	$48,386
The stock-based compensation expense related to options granted to non-employees for the years ended January 31, 2022 and 2021 was not material.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Total unrecognized compensation costs related to unvested awards not yet recognized under all equity compensation plans was as follows:

	As of January 31, 2022
	Unrecognized Expense (in thousands)	Weighted-Average Expected Recognition Period (in years)
Stock options	$12,248	1.7
RSUs	376,892	3.0
Total unrecognized stock-based compensation expense	$389,140	2.9

	As of January 31, 2021
	Unrecognized Expense (in thousands)	Weighted-Average Expected Recognition Period (in years)
Stock options	$24,881	2.3
RSUs	144,622	3.6
Total unrecognized stock-based compensation expense	$169,503	3.4
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
Current employees who purchase shares under the ESPP may not sell such shares prior to the first anniversary of such purchase date and such shares will be designated with an applicable resale restriction. As of January 31, 2022, 537,723 shares have been purchased under the ESPP.
During the years ended January 31, 2022 and 2021, the Company recognized $8.0 million and $4.2 million, respectively, of stock-based compensation expense related to ESPP and withheld $7.2 million and $4.5 million, respectively, in contributions from employees. As of January 31, 2022, total unrecognized compensation costs related to the 2020 ESPP was $4.2 million, which will be amortized over a weighted average period of 0.9 years.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following assumptions were used to calculate the fair value of shares to be granted under the ESPP during the period:

	Year Ended January 31,
	2022	2021
Risk-free interest rate	0.1% - 0.2%	0.1%
Expected term	0.5 - 2.0 years	0.5 - 2.0 years
Dividend yield	—%	—%
Expected volatility	36.8% - 53.8%	50.8% - 55.3%
Note 12.    Employee Benefit Plans
In January 2011, the Company adopted a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees within the United States who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company’s contributions to the plan may be made at the discretion of the Board of Directors. There have been no contributions to the plan by the Company since the inception of the plan as of January 31, 2022. Additionally, the Company engages in required pension plans of respective countries in which operations exist.
Note 13.    Interest Income and Other Income (Expense), Net
Interest income and other income (expense), net consist of the following (in thousands):

	Year Ended January 31,
	2022	2021	2020
Interest income	$506	$956	$1,755
Unrealized gains (losses) on foreign currency transactions	(953)	642	(112)
Other non-operating expense	(1,089)	(30)	(278)
Total interest income and other income (expense), net	$(1,536)	$1,568	$1,365

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 14.    Income Taxes
The components of the provision for income taxes were as follows (in thousands):

	Year Ended January 31,
	2022	2021	2020
Current:
United States	$—	$—	$—
State	—	73	—
Foreign	3,031	1,226	245
Total current:	$3,031	$1,299	$245
Deferred:
United States	$—	$—	$—
State	—	—	—
Foreign	206	234	—
Total deferred	206	234	—
Total provision for income taxes	$3,237	$1,533	$245
The components of income/(loss) before income taxes were as follows (in thousands):

	Year Ended January 31,
	2022	2021	2020
United States	$(292,759)	$(214,540)	$(119,302)
Foreign	7,654	4,363	958
Total	$(285,105)	$(210,177)	$(118,344)
The reconciliation between the statutory federal income tax and the Company’s effective tax rates as a percentage of loss before income taxes were as follows:

	Year Ended January 31,
	2022	2021	2020
Federal tax rate	21.0%	21.0%	21.0%
Stock-based compensation expense	25.0	16.3	3.8
Change in valuation allowance	(52.8)	(34.0)	(27.6)
Transaction costs	—	(1.8)	—
Research and development credits	7.7	1.9	3.1
Convertible debt interest	(1.3)	(3.6)	—
Other	(0.8)	(0.5)	(0.5)
Effective income tax rate	(1.2)%	(0.7)%	(0.2)%

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The major components of deferred tax assets (liabilities) were as follows (in thousands):

	As of January 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$282,385	$152,514
Research and development tax credits	53,641	21,704
Depreciation and amortization	—	—
Stock-based compensation	12,947	4,622
Reserves and accrued expenses	3,825	1,181
Operating lease liabilities	54,556	49,757
Total deferred tax assets	407,354	229,778
Valuation allowance	(356,946)	(182,573)
Net deferred tax assets	50,408	47,205
Deferred tax liabilities:
Right of use asset	(42,816)	(44,225)
Deferred commissions	(5,320)	(1,970)
Depreciation and amortization	(2,714)	(1,245)
Total deferred tax liabilities	(50,850)	(47,440)
Net deferred tax liabilities	$(442)	$(235)
The valuation allowance increased by $174.4 million, $86.4 million, and $39.0 million during the years ended January 31, 2022, 2021, and 2020, respectively. The increase in the valuation allowance during the years ended January 31, 2022, 2021, and 2020 was primarily driven by losses and tax credits generated in the United States. As of January 31, 2022, 2021, and 2020, the Company believes it is not more likely than not that the deferred tax assets will be fully realizable and continues to maintain a full valuation allowance against its net deferred tax assets.
As of January 31, 2022, the Company had federal and state net operating loss carryforwards of $1,183.4 million and $580.6 million, respectively. The federal and state net operating losses, if not used, will begin to expire in 2029. Federal net operating losses generated after January 31, 2018 will carry forward indefinitely.
As of January 31, 2022, the Company has federal and California research and development tax credit carryforwards of $47.0 million and $31.1 million, respectively, to offset future taxable income. The federal research and development tax credits, if not used, will begin to expire in 2030, while the state tax credit carryforwards may be carried forward indefinitely.
The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. Under Section 382 of the Internal Revenue Code of 1986, as amended, the Company’s ability to utilize net operating loss carryforwards or other tax attributes in any taxable year may be limited if the Company has experienced an “ownership change.” Generally, a Section 382 “ownership change” occurs if one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Similar rules may apply under state tax laws. The Company has completed a Section 382 study of transactions in its stock through January 31, 2020. The study concluded that the Company has experienced ownership changes since inception and that its utilization of net operating loss carryforwards will be subject to annual limitations. However, it is not expected that the annual limitations will result in the expiration of tax attribute carryforwards prior to utilization.
Foreign withholding taxes have not been provided for the cumulative undistributed earnings of the Company’s foreign subsidiaries as of January 31, 2022 due to the Company’s intention to permanently reinvest such earnings.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
No liability related to uncertain tax positions is recorded in the financial statements due to the fact the liabilities have been netted against deferred attribute carryovers.
A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits was as follows (in thousands):

	As of January 31,
	2022	2021
Balance at the beginning of the year	$7,863	$5,438
Increases - current period tax positions	11,410	2,795
Increases - prior period tax positions	553	—
Decreases - prior period tax positions	—	(370)
Balance at the end of the year	$19,826	$7,863
The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for income taxes. The Company had no accrued interest and penalties related to unrecognized tax benefits as of January 31, 2022 or January 31, 2021. As of January 31, 2022, there are no unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate. The Company does not expect that its uncertain tax positions will materially change in the next 12 months.
The Company files federal and state tax returns in the United States and in various foreign jurisdictions. The Company’s tax years since inception are open to examination by federal and state taxing authorities, and the tax years 2016 and forward remain open in various foreign jurisdictions.
Note 15.    Geographic Information
The following tables set forth revenues and long-lived assets, including operating lease ROU assets, by geographic area for the periods presented below (in thousands):
Revenues

	Year Ended January 31,
	2022	2021	2020
United States	$219,305	$131,534	$84,029
International	159,132	95,470	58,577
Total revenues	$378,437	$227,004	$142,606
Revenues by geography are based on the billing address of the customer.
Long-Lived Assets

	As of January 31,
	2022	2021
United States	$267,007	$252,521
International	6,708	4,839
Total long-lived assets	$273,715	$257,360
Note 16.    Related Party Transactions
In January and June 2020, the Company issued Convertible Notes to a trust affiliated with the Company’s CEO. The Company elected to convert these Convertible Notes on July 1, 2021. See Note 6, “Convertible Notes—Related Party” for further details.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the fiscal year ended January 31, 2020, the Company began leasing certain office facilities from a company affiliated with Board members of the Company. Rent payments made under these leases totaled $2.0 million and $2.2 million for the years ended January 31, 2022 and 2021, respectively.
The Company has entered into an advertising agreement with a company affiliated with a Board member of the Company. Payments under this agreement totaled $1.0 million and $0.3 million for the years ended January 31, 2022 and 2021, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of January 31, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Based on that assessment, management has concluded that our internal control over financial reporting was effective as of January 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The effectiveness of our internal control over financial reporting as of January 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(f) of the Exchange Act during the quarter ended January 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

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
The remaining information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2022.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2022.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2022.

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

Exhibit Number	Exhibit Title	Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-39495	3.1	September 21, 2020
3.2	Restated Bylaws of the Registrant	8-K	001-39495	3.2	September 21, 2020
4.2	Omnibus Amendment to Financing Agreements	S-1/A	333-248303	4.3	September 9, 2020
4.3*	Description of Securities
10.1	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers	S-1	333-248303	10.1	August 24, 2020
10.2	2009 Stock Plan, as amended, and forms of agreement thereunder	S-1	333-248303	10.2	August 24, 2020
10.3	Amended and Restated 2012 Stock Plan, and forms of agreement thereunder	S-1	333-248303	10.3	August 24, 2020
10.4	2020 Equity Incentive Plan, and forms of agreement thereunder	S-1	333-248303	10.4	August 24, 2020
10.5	2020 Equity Incentive Plan - Form of RSU Grant Notice and Award Agreement (No Holding Period) (Hybrid)	10-K	001-39495	10.5	March 30, 2021
10.6	2020 Equity Incentive Plan - Form of RSU Grant Notice and Award Agreement (One- or Two-Year Holding Period) (Hybrid)	10-K	001-39495	10.6	March 30, 2021
10.7	2020 Employee Stock Purchase Plan	S-1	333-248303	10.5	August 24, 2020
10.8#	Non-Employee Director Compensation Policy	10-K	001-39495	10.8	March 30, 2021
10.9	Directors Deferred Compensation Plan	10-K	001-39495	10.9	March 30, 2021
10.10	Asana France SAS Equity Sub-Plan and Form of RSU Grant Notice and Award Agreement	10-K	001-39495	10.10	March 30, 2021
10.11#	Executive Severance and Change in Control Benefit Plan	S-1	333-248303	10.7	August 24, 2020
10.12#	Offer Letter between Dustin Moskovitz and the Registrant, dated August 20, 2020	S-1	333-248303	10.8	August 24, 2020
10.13#	Offer Letter between Eleanor Lacey and the Registrant, dated August 21, 2020	S-1	333-248303	10.9	August 24, 2020

10.14#	Offer Letter between Tim Wan and the Registrant, dated August 20, 2020	S-1	333-248303	10.10	August 24, 2020
10.15#	Offer Letter between Anne Raimondi and the Registrant, dated August 27, 2021	8-K	001-39495	10.1	September 1, 2021
10.16	Lease between Swig 631 Folsom, LLC, SIC Holdings, LLC and the Registrant, dated as of February 22, 2019	S-1	333-248303	10.12	August 24, 2020
10.17	Commencement Date Memoranda to Lease between Swig 631 Folsom, LLC, SIC Holdings, LLC and the Registrant, dated as of May 17, 2021	10-Q	001-39495	10.1	September 3, 2021
10.18	Voting Agreement dated as of August 13, 2021, by and between Good Ventures Foundation and Dustin Moskovitz	10-Q	001-39495	10.2	September 3, 2021
21.1*	List of subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included in the signature pages attached to this Annual Report on Form 10-K)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2022, has been formatted in Inline XBRL
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

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASANA, INC.

March 24, 2022	By:	/s/ Dustin Moskovitz
Dustin Moskovitz
President and Chief Executive Officer
(Principal Executive Officer)

March 24, 2022	By:	/s/ Tim Wan
Tim Wan
Chief Financial Officer
(Principal Financial Officer)

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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Dustin Moskovitz	President, Chief Executive Officer, and Chair (Principal Executive Officer)	March 24, 2022
Dustin Moskovitz

/s/ Tim Wan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2022
Tim Wan

/s/ Sydney Carey	Director	March 24, 2022
Sydney Carey

/s/ Matthew Cohler	Director	March 24, 2022
Matthew Cohler

/s/ Adam D’Angelo	Director	March 24, 2022
Adam D’Angelo

/s/ Andrew Lindsay	Director	March 24, 2022
Andrew Lindsay

/s/ Lorrie Norrington	Director	March 24, 2022
Lorrie Norrington

/s/ Justin Rosenstein	Director	March 24, 2022
Justin Rosenstein

/s/ Amit Singh	Director	March 24, 2022
Amit Singh