Form 10-Q
period 2022-04-30
Asana, Inc.
filed 2022-06-03
CIK 1477720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 31, 2022, the number of shares of the registrant’s Class A common stock outstanding was 104,769,623 and the number of shares of the registrant’s Class B common stock outstanding was 85,489,359.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risk and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition; business strategy and plans; and objectives of management for future operations are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about: our ability to grow or maintain our dollar-based net retention rate, expand usage of our platform within organizations, and sell subscriptions to our platform; our ability to convert individuals, teams, and organizations on our free and trial versions into paying customers; the timing and success of new features, integrations, capabilities, and enhancements by us, or by our competitors to their products, or any other changes in the competitive landscape of our market; our ability to achieve widespread acceptance and use of our platform; growth in the work management market; the amount and timing of operating expenses and capital expenditures, as well as entry into operating leases, that we may incur to maintain and expand our business and operations and to remain competitive; our focus on growth to drive long-term value; the timing of expenses and our expectations regarding our cost of revenues, gross margin, and operating expenses; the effect of uncertainties related to the global COVID-19 pandemic on our business, results of operations, and financial condition; expansion of our sales and marketing activities; our protections against security breaches, technical difficulties, or interruptions to our platform; our ability to successfully defend litigation brought against us, potential dispute-related settlement payments, or other litigation-related costs; our expectations about additional hiring; potential pricing pressure as a result of competition or otherwise; anticipated fluctuations in foreign currency exchange rates; potential costs and the anticipated timing of expenses related to the acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs; and general economic conditions in either domestic or international markets, including the societal and economic impact of the COVID-19 pandemic, including on the rate of global IT spending, and geopolitical uncertainty and instability.

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ASANA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	April 30, 2022	January 31, 2022
Assets
Current assets
Cash and cash equivalents	$197,328	$240,403
Marketable securities	84,057	71,628
Accounts receivable, net	66,978	59,085
Prepaid expenses and other current assets	48,620	40,278
Total current assets	396,983	411,394
Property and equipment, net	98,229	99,632
Operating lease right-of-use assets	173,675	174,083
Investments, noncurrent	1,128	2,760
Other assets	21,056	19,166
Total assets	$691,071	$707,035
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$15,819	$11,557
Accrued expenses and other current liabilities	60,562	60,915
Deferred revenue, current	198,938	170,143
Operating lease liabilities, current	13,945	12,573
Total current liabilities	289,264	255,188
Term loan, net	33,450	34,612
Deferred revenue, noncurrent	3,088	4,082
Operating lease liabilities, noncurrent	206,869	208,422
Other liabilities	2,427	891
Total liabilities	535,098	503,195
Commitments and contingencies (Note 8)
Stockholders' equity
Common stock	2	2
Additional paid-in capital	1,085,875	1,034,252
Accumulated other comprehensive loss	(1,248)	(626)
Accumulated deficit	(928,656)	(829,788)
Total stockholders’ equity	155,973	203,840
Total liabilities and stockholders’ equity	$691,071	$707,035

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended April 30,
	2022	2021
Revenues	$120,646	$76,673
Cost of revenues	12,438	7,914
Gross profit	108,208	68,759
Operating expenses:
Research and development	65,205	39,967
Sales and marketing	96,123	56,784
General and administrative	43,112	21,990
Total operating expenses	204,440	118,741
Loss from operations	(96,232)	(49,982)
Interest income and other income (expense), net	(1,346)	8
Interest expense	(357)	(10,374)
Loss before provision for income taxes	(97,935)	(60,348)
Provision for income taxes	933	310
Net loss	$(98,868)	$(60,658)
Net loss per share:
Basic and diluted	$(0.52)	$(0.37)
Weighted-average shares used in calculating net loss per share:
Basic and diluted	189,590	162,079

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2022	2021
Net loss	$(98,868)	$(60,658)
Other comprehensive loss:
Net unrealized losses on marketable securities	(121)	(11)
Change in foreign currency translation adjustments	(501)	35
Comprehensive loss	$(99,490)	$(60,634)

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at January 31, 2022	188,298	$2	$1,034,252	$(626)	$(829,788)	$203,840
Issuance of common stock upon the exercise of options	825	—	2,216	—	—	2,216
Vesting of early exercised stock options	—	—	277	—	—	277
Issuance of common stock upon the vesting and settlement of restricted stock units	633	—	—	—	—	—
Issuance of common stock under employee share purchase plan	353	—	9,156	—	—	9,156
Stock-based compensation expense	—	—	39,974	—	—	39,974
Net unrealized losses on marketable securities	—	—	—	(121)	—	(121)
Foreign currency translation adjustments	—	—	—	(501)	—	(501)
Net loss	—	—	—	—	(98,868)	(98,868)
Balances at April 30, 2022	190,109	$2	$1,085,875	$(1,248)	$(928,656)	$155,973

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) - CONTINUED
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at January 31, 2021	161,480	$2	$528,616	$39	$(541,446)	$(12,789)
Issuance of common stock upon the exercise of options	1,380	—	2,850	—	—	2,850
Vesting of early exercised stock options	—	—	642	—	—	642
Repurchases of common stock	(6)	—	—	—	—	—
Issuance of common stock upon the vesting and settlement of restricted stock units, net of shares withheld for taxes	367	—	—	—	—	—
Issuance of common stock for employee share purchase plan	250	—	6,127	—	—	6,127
Stock-based compensation expense	—	—	16,105	—	—	16,105
Net unrealized loss on marketable securities	—	—	—	(11)	—	(11)
Foreign currency translation adjustments	—	—	—	35	—	35
Net loss	—	—	—	—	(60,658)	(60,658)
Balances at April 30, 2021	163,471	$2	$554,340	$63	$(602,104)	$(47,699)

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2022	2021
Cash flows from operating activities
Net loss	$(98,868)	$(60,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	627	196
Depreciation and amortization	3,104	973
Amortization of deferred contract acquisition costs	3,045	1,629
Stock-based compensation expense	39,909	16,031
Net amortization of premium on marketable securities	55	336
Non-cash lease expense	3,639	4,526
Amortization of discount on convertible notes and term loan issuance costs	4	6,251
Non-cash interest expense	—	3,930
Changes in operating assets and liabilities:
Accounts receivable	(8,531)	(3,182)
Prepaid expenses and other current assets	(11,803)	(2,383)
Other assets	(2,196)	(1,858)
Accounts payable	4,681	(2,451)
Accrued expenses and other liabilities	791	2,827
Deferred revenue	27,801	20,025
Operating lease liabilities	(3,391)	6,364
Net cash used in operating activities	(41,133)	(7,444)
Cash flows from investing activities
Purchases of marketable securities	(46,554)	(34,002)
Sales of marketable securities	—	351
Maturities of marketable securities	35,581	44,352
Purchases of property and equipment	(1,048)	(16,969)
Capitalized internal-use software costs	(70)	(183)
Net cash used in investing activities	(12,091)	(6,451)
Cash flows from financing activities
Proceeds from term loan, net of issuance costs	—	9,000
Repayment of term loan	(667)	(167)
Repurchases of common stock	—	(13)
Proceeds from exercise of stock options	2,228	2,974
Proceeds from employee stock purchase plan	9,156	6,127
Net cash provided by financing activities	10,717	17,921
Effect of foreign exchange rates on cash and cash equivalents	(568)	29
Net increase (decrease) in cash and cash equivalents	(43,075)	4,055
Cash and cash equivalents
Beginning of period	240,403	259,878
End of period	$197,328	$263,933

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2022	2021
Supplemental cash flow data
Cash paid for income taxes	$1,583	$480
Cash paid for interest	$219	$160
Supplemental non-cash investing and financing information
Purchase of property and equipment in accounts payable and accrued expenses	$1,170	$13,544
Vesting of early exercised stock options	$277	$642

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
The unaudited condensed consolidated balance sheet as of January 31, 2022 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including certain notes required by GAAP on an annual reporting basis. In management's opinion, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to state fairly the balance sheet, statements of comprehensive loss, and stockholders' equity (deficit), and statements of cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2022.
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
Risks and Uncertainties
At the onset of the COVID-19 pandemic, the Company temporarily closed its headquarters and other physical offices, required its employees and contractors to work remotely, and implemented travel restrictions, all of which represented a significant disruption in how the Company operates its business. While the Company’s headquarters and certain other physical offices have since reopened and business travel has resumed, its employees and contractors currently have the option to continue to work remotely, and operations continue to be affected by the COVID-19 pandemic. The operations of the Company’s partners and customers have likewise been disrupted. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment and mitigation actions, the emergence of variant strains of the virus, and the availability and widespread use of effective vaccines, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the conditions caused by this pandemic could affect the rate of global IT spending and could adversely affect demand for the Company’s platform, lengthen the Company’s sales cycles, reduce the value or duration of subscriptions, negatively impact collections of accounts receivable, reduce expected spending from new customers, cause some of the Company’s paying customers to go out of business, limit the ability of the Company’s direct sales force to travel to customers and potential customers, and affect contraction or attrition rates of the Company’s customers, all of which could adversely affect the Company’s business, results of operations, and financial condition. As of the date of issuance of the financial statements, the Company is not aware of any specific event or circumstance related to COVID-19 that would require it to update its estimates or judgments or adjust the carrying value of its assets or liabilities. Actual results could differ from those estimates and any such differences may be material to the condensed consolidated financial statements.

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
A large portion of the Company’s customers authorize the Company to bill their credit card accounts through the Company’s third-party payment processing partners, presenting additional credit risk. For the three months ended April 30, 2022 and April 30, 2021, there was no individual customer that accounted for 10% or more of the Company’s revenues. The Company had one customer account for approximately 30% of accounts receivable as of April 30, 2022. No customer accounted for more than 10% of accounts receivable as of January 31, 2022.
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
Reclassifications
The Company reclassified $4.1 million of deferred revenue, noncurrent from other liabilities, noncurrent for the comparative condensed consolidated balance sheets to conform to the current year presentation.
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
Recently Adopted Accounting Pronouncements
On February 1, 2022, the Company adopted ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for certain convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes. The adoption of the guidance did not have an impact on the Company’s condensed consolidated financial statements.

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
Note 3.    Revenues
Deferred Revenue and Remaining Performance Obligations
The Company recognized $74.0 million and $45.1 million of revenues during the three months ended April 30, 2022 and 2021, respectively, that were included in the deferred revenue balances at January 31, 2022 and 2021, respectively.
Deferred revenue that will be recognized within the next twelve months is recorded as current deferred revenue, and the remaining portion is recorded as noncurrent. As of April 30, 2022, the Company's remaining performance obligations from subscription contracts was $250.4 million, of which the Company expects to recognize approximately 87% as revenues over the next 12 months and the remainder thereafter.
Deferred Contract Acquisition Costs
Deferred contract acquisition costs are amortized over a period of benefit of three years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in the software-as-a-service industry.
The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Three Months Ended April 30,
	2022	2021
Beginning balance	$22,771	$12,093
Capitalization of contract acquisition costs	6,081	4,122
Amortization of deferred contract acquisition costs	(3,045)	(1,629)
Ending balance	$25,807	$14,586

Deferred contract acquisition costs, current	$12,292	$6,896
Deferred contract acquisition costs, noncurrent	13,515	7,690
Total deferred contract acquisition costs	$25,807	$14,586
Deferred contract acquisition costs, current is presented within prepaid expenses and other current assets in the condensed consolidated balance sheets. Deferred contract acquisition costs, noncurrent is presented within other assets in the condensed consolidated balance sheets.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 4.    Fair Value Measurements
The following table summarizes, for assets and liabilities measured at fair value, the respective fair value and classification by level of input within the fair value hierarchy (in thousands):

	April 30, 2022
	Level 1	Level 2	Level 3	Total
Current Assets
Cash equivalents
Money market funds	$133,454	$—	$—	$133,454
Commercial paper	—	5,546	—	5,546
Certificates of deposit	—	600	—	600
Total cash equivalents	$133,454	$6,146	$—	$139,600
Marketable securities
U.S. treasury bonds	$27,996	$—	$—	$27,996
Commercial paper	—	30,613	—	30,613
Corporate bonds	—	24,596	—	24,596
Certificate of deposit	—	852	—	852
Total marketable securities	$27,996	$56,061	$—	$84,057

Non-current Assets
Corporate bonds	—	1,128	—	1,128
Total assets	$161,450	$63,335	$—	$224,785

	January 31, 2022
	Level 1	Level 2	Level 3	Total
Current Assets
Cash equivalents
Money market funds	$176,855	$—	$—	$176,855
Commercial paper	—	—	—	—
Certificates of deposit	—	—	—	—
Total cash equivalents	$176,855	$—	$—	$176,855
Marketable securities
U.S. treasury bonds	$—	$—	$—	$—
Commercial paper	—	44,943	—	44,943
Corporate bonds	—	26,685	—	26,685
Certificate of deposit	—	—	—	—
Total marketable securities	$—	$71,628	$—	$71,628

Non-current Assets
Corporate bonds	—	2,760	—	2,760
Total assets	$176,855	$74,388	$—	$251,243

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the Company's investments in marketable securities on the condensed consolidated balance sheets (in thousands):

	April 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current Assets
U.S. treasury bonds	$28,028	$—	$(32)	$27,996
Commercial paper	30,630	—	(17)	30,613
Corporate bonds	24,732	—	(136)	24,596
Certificates of deposit	853	—	(1)	852
Total marketable securities	$84,243	$—	$(186)	$84,057

Non-current Assets
Corporate bonds	1,129	—	(1)	1,128
Total assets	$85,372	$—	$(187)	$85,185

	January 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current Assets
U.S. treasury bonds	$—	$—	$—	$—
Commercial paper	44,951	—	(8)	44,943
Corporate bonds	26,730	3	(48)	26,685
Certificates of deposit	—	—	—	—
Total marketable securities	$71,681	$3	$(56)	$71,628

Non-current Assets
Corporate bonds	2,774	—	(14)	2,760
Total assets	$74,455	$3	$(70)	$74,388
The Company periodically evaluates its investments for expected credit losses. The unrealized losses on the available-for-sale securities were primarily due to unfavorable changes in interest rates subsequent to the initial purchase of these securities. Gross unrealized losses of the Company’s available-for-sale securities that have been in a continuous unrealized loss position for 12 months or longer were immaterial as of April 30, 2022 and January 31, 2022. The Company expects to recover the full carrying value of its available-for-sale securities in an unrealized loss position as it does not intend or anticipate a need to sell these securities prior to recovering the associated unrealized losses. The Company also expects any credit losses would be immaterial based on the high-grade credit rating for each of such available-for-sale securities. As a result, the Company does not consider any portion of the unrealized losses as of April 30, 2022 or January 31, 2022 to represent credit losses.
In April 2020, the Company entered into a five-year $40.0 million term loan agreement with Silicon Valley Bank. As of April 30, 2022, $40.0 million was drawn and $37.7 million was outstanding under this term loan. The fair value of the term loan approximates its carrying value since the interest rate is at market.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
In January 2020 and June 2020, the Company issued convertible notes to a trust affiliated with the Company’s Chief Executive Officer (“CEO”). The fair value of the convertible notes at issuance on January 30, 2020 and June 26, 2020 was $203.0 million and $112.0 million, respectively. The Company considers the fair values of the convertible notes to be a Level 3 measurement as the fair value is estimated using significant unobservable inputs. The fair value of the convertible notes was measured using a binomial lattice model. Inputs used to determine the estimated fair value of the convertible notes include the equity volatility of comparable companies, the risk-free interest rate, and the estimated fair value of the Company’s common stock.
On July 1, 2021, pursuant to the terms of the Convertible Notes (as defined in Note 6), upon meeting the closing trading price criteria for optional conversion by the Company, the Company elected to convert the Convertible Notes into the Company’s Class B Common Stock. Refer to Note 6. Convertible Notes—Related Party for additional information.
Note 5.    Balance Sheet Components
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	April 30, 2022	January 31, 2022
Desktop and other computer equipment	$2,502	$2,217
Furniture and fixtures	9,216	8,788
Leasehold improvements	95,966	94,458
Capitalized internal-use software	12,362	12,249
Construction in progress[1]	412	1,327
Total gross property and equipment	120,458	119,039
Less: Accumulated depreciation and amortization	(22,229)	(19,407)
Total property and equipment, net	$98,229	$99,632
__________________
1 Construction in progress is primarily related to the build-out and improvements across the Company’s global offices. Refer to Note 9. Leases for additional information.
Depreciation and amortization expense was $3.1 million and $1.0 million for the three months ended April 30, 2022 and 2021, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	April 30, 2022	January 31, 2022
Prepaid expenses	$28,683	$22,970
Deferred contract acquisition costs, current	12,292	10,797
Other current assets	7,645	6,511
Total prepaid expenses and other current assets	$48,620	$40,278

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	April 30, 2022	January 31, 2022
Accrued payroll liabilities	$13,871	$16,906
Accrued taxes for fringe benefits	3,601	3,953
Accrued advertising expenses	6,838	9,359
Accrued property and equipment	1,046	465
Accrued consulting expenses	4,291	4,303
Accrued sales and value-added taxes	10,432	7,219
Other liabilities	20,483	18,710
Total accrued expenses and other current liabilities	$60,562	$60,915
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
Interest expense related to the Convertible Notes recorded prior to the conversion was as follows (in thousands):

Three Months Ended April 30,
2021
Amortization of debt discount	$6,246
Contractual interest expense	3,930
Total interest expense	$10,176
Note 7.     Debt
In April 2020, the Company entered into a five-year $40.0 million term loan agreement with Silicon Valley Bank that matures in April 2025. As of April 30, 2022, $40.0 million was drawn and $37.7 million was outstanding under this term loan. As of April 30, 2022, the Company was in compliance with all financial covenants related to the term loan.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The net carrying amount of the term loan was as follows (in thousands):

	April 30, 2022	January 31, 2022
Principal	$37,667	$38,333
Accrued interest	78	74
Unamortized loan issuance costs	(50)	(54)
Net carrying amount	$37,695	$38,353

Term loan, current	$4,245	$3,741
Term loan, noncurrent	$33,450	$34,612
Note 8.     Commitments and Contingencies
Standby Letters of Credit
As of April 30, 2022, the Company had several letters of credit outstanding related to its operating leases totaling $20.1 million. The letters of credit expire at various dates between 2023 and 2034.
Purchase Commitments
In January 2021, the Company entered into a 60-month contract with Amazon Web Services for hosting-related services. Pursuant to the terms of the contract, the Company is required to spend a minimum of $103.5 million over the term of the agreement. The commitment may be offset by up to $7.3 million in additional credits subject to the Company meeting certain conditions of the agreement, of which $3.5 million have been earned as of April 30, 2022 and the remainder of which the Company has determined are probable to be earned. As of April 30, 2022, the Company had purchase commitments remaining of $75.8 million for hosting-related services and $20.7 million with various parties primarily for software-based services which are not reflected on the Company’s condensed consolidated balance sheet.
Indemnification Agreements
The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against any liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual.
Additionally, in the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which it agrees to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. For the three months ended April 30, 2022 and 2021, no demands have been made upon the Company to provide indemnification under such agreements, and there are no claims that the Company is aware of that could have a material adverse effect on its financial position, results of operations, or cash flows.
Contingencies
From time to time in the normal course of business, the Company may be subject to various claims and other legal matters arising in the ordinary course of business. As of April 30, 2022, the Company believes that none of its current legal proceedings would have a material adverse effect on its financial position, results of operations, or cash flows.
Note 9.     Leases
The Company leases real estate facilities under non-cancelable operating leases with various expiration dates through fiscal 2034. The Company has no lease agreements that are classified as finance leases.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The components of lease costs, lease term, and discount rate for operating leases are as follows:

	Three Months Ended April 30,
	2022	2021
Operating lease costs (in thousands)	$8,668	$9,132
Short-term lease costs (in thousands)	717	728
Variable lease costs (in thousands)	593	189
Total lease costs (in thousands)	$9,978	$10,049

Weighted-average remaining lease term (in years)	11.1	12.0
Weighted-average discount rate	9.6%	9.5%
Supplemental cash flow information related to operating leases are as follows (in thousands):

	Three Months Ended April 30,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$3,395	$2,532
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,493	$2,710
Future minimum lease payments (net of tenant improvement receivables) under non-cancelable operating leases with initial lease terms in excess of one year included in the Company’s lease liabilities as of April 30, 2022 are as follows (in thousands):

Fiscal year ending January 31,	Operating Lease Payments (Net)
2023	$25,772
2024	30,550
2025	28,325
2026	28,873
2027 and thereafter	255,169
Total undiscounted operating lease payments	$368,689
Less: imputed interest	(147,875)
Total operating lease liabilities	$220,814
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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended April 30,
	2022	2021
Numerator:
Net loss	$(98,868)	$(60,658)
Denominator:
Weighted-average shares used in calculating net loss per share, basic and diluted	189,590	162,079
Net loss per share, basic and diluted	$(0.52)	$(0.37)

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The potential shares of common stock that were excluded from the computation of diluted net loss per share for the period presented because including them would have been anti-dilutive are as follows (in thousands):

	Three Months Ended April 30,
	2022	2021
Stock options	13,410	20,691
Restricted stock units	8,757	8,185
Early exercised stock options	141	548
Shares issuable pursuant to the 2020 Employee Stock Purchase Plan	125	81
Total	22,433	29,505
As noted in Note 6. Convertible Notes—Related Party, the Convertible Notes were converted into 17,012,822 shares of the Company’s Class B Common Stock in July 2021. The shares underlying the Convertible Notes were previously excluded from diluted EPS because the effect would have been anti-dilutive.
Note 11. Stockholders’ Deficit
Common Stock
There are two classes of common stock that total 1,500,000,000 authorized shares: 1,000,000,000 authorized shares of Class A common stock and 500,000,000 authorized shares of Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 10 votes per share and is convertible into one share of Class A common stock. There were 104,619,843 shares of Class A common stock and 85,489,359 shares of Class B common stock issued and outstanding as of April 30, 2022.
Stock Plans
The Company has a 2009 Stock Plan (the “2009 Plan”), a 2012 Amended and Restated Stock Plan (the “2012 Plan”), and a 2020 Equity Incentive Plan (the “2020 Plan”). Each plan was initially established to grant equity awards to employees and consultants of the Company to assist in attracting, retaining, and motivating employees and consultants and to provide incentives to promote the success of the Company’s business. The number of shares reserved for issuance under the 2020 Plan increased by 9,414,923 shares of Class A common stock on February 1, 2022 pursuant to the evergreen provisions of the 2020 Plan.
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

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock Options
Option activity under the Company’s combined stock plans is set forth below (in thousands, except years and per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balances at January 31, 2022	14,383	$3.02	6.1	$711,455
Options granted	—	—
Options exercised	(825)	2.70
Options cancelled	(148)	5.44
Balances at April 30, 2022	13,410	$3.01	5.9	$319,039
Vested and exercisable at April 30, 2022	9,970	$2.51	5.5	$242,152
Vested and expected to vest at April 30, 2022	13,551	$3.02	5.9	$322,298
The total intrinsic value of options exercised during the periods presented was as follows:

	Three Months Ended April 30,
	2022	2021
Aggregate intrinsic value of options exercised (in thousands)	$33,213	$42,175
Early Exercise of Employee Options
The 2009 Plan and 2012 Plan allow for the early exercise of stock options. The consideration received for an early exercise of an option is considered to be a deposit of the exercise price, and the related dollar amount is recorded as a liability and reflected in accrued expenses and other current liabilities and other liabilities in the condensed consolidated balance sheets. This liability is reclassified to additional paid-in capital as the awards vest. If a stock option is early exercised, the unvested shares may be repurchased by the Company in case of employment termination at the price paid by the purchaser for such shares. Shares that were subject to repurchase totaled 140,507 and 548,299 at April 30, 2022 and 2021, respectively.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Restricted Stock Units
The Company’s RSU activity is set forth below (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested RSUs at January 31, 2022	8,812	$47.07	$462,426
RSUs granted	959	38.01
RSUs vested	(687)	31.67
RSUs cancelled/forfeited	(327)	30.82
Unvested RSUs at April 30, 2022	8,757	47.89	$234,652
RSUs vested, not yet released at April 30, 2022	558	$20.66
Stock-Based Compensation Expense
Stock-based compensation for stock-based awards to employees and non-employees in the Company’s condensed consolidated statements of operations for the periods below were as follows (in thousands):

	Three Months Ended April 30,
	2022	2021
Cost of revenues	$321	$120
Research and development	21,129	9,140
Sales and marketing	12,489	4,153
General and administrative	5,970	2,618
Total stock-based compensation expense	$39,909	$16,031
The stock-based compensation expense related to options granted to non-employees for the three months ended April 30, 2022 and 2021 were not material.
Total unrecognized compensation costs related to unvested awards not yet recognized under all equity compensation plans was as follows:

	April 30, 2022
	Unrecognized Expense (in thousands)	Weighted-Average Expected Recognition Period (in years)
Stock options	$9,605	1.5
RSUs	367,453	2.9
Total unrecognized stock-based compensation expense	$377,058	2.8
2020 Employee Stock Purchase Plan
In September 2020, the Board of Directors adopted and approved the 2020 Employee Stock Purchase Plan (“ESPP”), which became effective on the effective date of the Company's registration statement on Form S-1 filed with the SEC in connection with the Direct Listing. The ESPP initially reserved and authorized the issuance of up to a total of 2,000,000 shares of Class A common stock to participating employees. The number of shares reserved under the ESPP was automatically increased on February 1, 2021 to 3,614,801 shares of Class A common stock and to 5,497,785 on February 1, 2022 pursuant to the evergreen provisions of the ESPP.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The ESPP provides for 24-month offering periods beginning September 16 and March 16 of each year, with each offering period consisting of four six-month purchase periods (except for the initial offering period which began on September 30, 2020 and will end on September 15, 2022), with purchase dates annually on March 15 and September 15. The purchase price of shares of Class A common stock in an offering will be the lesser of: (i) 85% of the fair market value of such shares of Class A common stock on the offering date, and (ii) 85% of the fair market value of such shares of Class A common stock on the applicable purchase date.
Current employees who purchase shares under the ESPP may not sell such shares prior to the first anniversary of such purchase date and such shares will be designated with an applicable resale restriction.
The Company recognized stock-based compensation expense related to the ESPP of $1.9 million and $2.4 million during the three months ended April 30, 2022 and 2021, respectively. As of April 30, 2022 and January 31, 2022, $2.8 million and $7.2 million has been withheld in contributions from employees. As of April 30, 2022, total unrecognized compensation costs related to the ESPP was $7.3 million, which will be amortized over a weighted average vesting term of 1.1 years.
Note 12.    Interest Income and Other Income (Expense), Net
Interest income and other income (expense), net consist of the following (in thousands):

	Three Months Ended April 30,
	2022	2021
Interest income	$192	$94
Unrealized gains (losses) on foreign currency transactions	(643)	111
Other non-operating expense	(895)	(197)
Total interest income and other income (expense), net	$(1,346)	$8
Note 13.    Income Taxes
The Company's income tax expense was $0.9 million and $0.3 million for the three months ended April 30, 2022 and 2021, respectively, primarily due to income taxes in foreign jurisdictions.
Note 14.    Geographic Information
The following tables set forth revenues and long-lived assets, including operating lease ROU assets, by geographic area for the periods presented below (in thousands):
Revenues

	Three Months Ended April 30,
	2022	2021
United States	$71,229	$44,107
International	49,417	32,566
Total revenues	$120,646	$76,673
Revenues by geography are based on the billing address of the customer.
Long-Lived Assets

	April 30, 2022	January 31, 2022
United States	$266,310	$267,007
International	5,594	6,708
Total long-lived assets	$271,904	$273,715

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on March 24, 2022. As described in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.
Overview
Asana is a work management platform that helps teams orchestrate work, from daily tasks to cross-functional strategic initiatives. Over 126,000 paying customers use Asana to manage everything from product launches to marketing campaigns to organization-wide goal setting. Our platform adds structure to unstructured work, creating clarity, transparency, and accountability to everyone within an organization—individuals, team leads, and executives—so they understand exactly who is doing what, by when.
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
As of April 30, 2022, we had over 126,000 paying customers, compared to over 100,000 as of April 30, 2021. We define a customer as a distinct account, which could include a team, company, educational or government institution, organization, or distinct business unit of a company, that is on a paid subscription plan, a free version, or a free trial of one of our paid subscription plans. A single organization may have multiple customers. We define a paying customer as a customer on a paid subscription plan.
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

As of April 30, 2022, we had 16,689 customers spending over $5,000 who contributed approximately 70% of revenues for the three months then ended. As of April 30, 2021, we had 11,272 customers spending over $5,000 who contributed approximately 64% of revenue for the three months then ended.
As of April 30, 2022 and 2021, we had 979 and 485 customers spending over $50,000, respectively.
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
As of April 30, 2022 and 2021, our dollar-based net retention rate was over 120% and over 115%, respectively. As of April 30, 2022 and 2021, our dollar-based net retention rate for customers spending over $5,000 with us on an annualized basis was over 130% and 123%, respectively. Our dollar-based net retention rate for customers spending over $50,000 with us on an annualized basis for the same periods was over 145% and over 140%, respectively.
Impact of COVID-19
At the onset of the COVID-19 pandemic, we temporarily closed our headquarters and other physical offices, required our employees and contractors to work remotely, and implemented travel restrictions, all of which represented a significant disruption in how we operate our business. While our headquarters and certain other physical offices have since reopened and business travel has resumed, our employees and contractors currently have the option to continue to work remotely, and operations therefore continue to be affected by the COVID-19 pandemic. Additionally, as our offices reopen, we expect to incur incremental expenses as we resume onsite services and related in-office costs. The operations of our partners and customers have likewise been disrupted, with a disproportionate impact on smaller businesses that were particularly affected by the pandemic. This impact was most evident in our overall dollar-based-net-retention rate, which declined early in the pandemic but has since returned to pre-pandemic levels, whereas the dollar-based net retention rates for customers who spent over $5,000 and over $50,000 has remained relatively consistent and increased throughout the pandemic. We do not yet know how businesses, customers, or our partners will operate in a post COVID-19 environment. There may be additional costs or impacts to our business and operations, including as our employees begin to return to our offices and resume activities, such as travel, which could adversely affect our business, results of operations and financial condition during future periods.
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
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses and expenses for performance marketing, brand marketing, pipeline generation, and sponsorship activities. These expenses also include allocated overhead costs and travel-related expenses. Sales commissions earned by our sales force that are considered incremental and recoverable costs of obtaining a subscription with a customer are deferred and amortized on a straight-line basis over the expected period of benefit of three years.
We continue to make investments in our sales and marketing organization, and we expect sales and marketing expenses to remain our largest operating expense in dollar amount. We expect our sales and marketing expenses to continue to increase in dollar amount but to decrease as a percentage of revenues over time, although the percentage may fluctuate from quarter to quarter depending on the extent and timing of our initiatives.
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
We have recognized and will continue to recognize certain expenses as part of being a publicly traded company, consisting of professional fees and other expenses, including costs to comply with the rules and regulations applicable to companies listed on a U.S. securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC. In addition, as a public company, we incur additional costs associated with accounting, compliance, insurance, and investor relations. As a result, we expect our general and administrative expenses to continue to increase in dollar amount for the foreseeable future but to generally decrease as a percentage of our revenues over the longer term, although the percentage may fluctuate from period to period depending on the timing and amount of our general and administrative expenses.
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

	Three Months Ended April 30,
	2022	2021
	(in thousands)
Revenues	$120,646	$76,673
Cost of revenues (1)	12,438	7,914
Gross profit	108,208	68,759
Operating expenses:
Research and development (1)	65,205	39,967
Sales and marketing (1)	96,123	56,784
General and administrative (1)	43,112	21,990
Total operating expenses	204,440	118,741
Loss from operations	(96,232)	(49,982)
Interest income and other income (expense), net	(1,346)	8
Interest expense	(357)	(10,374)
Loss before provision for income taxes	(97,935)	(60,348)
Provision for income taxes	933	310
Net loss	$(98,868)	$(60,658)

__________________
(1)Amounts include stock-based compensation expense as follows:

	Three Months Ended April 30,
	2022	2021
	(in thousands)
Cost of revenues	$321	$120
Research and development	21,129	9,140
Sales and marketing	12,489	4,153
General and administrative	5,970	2,618
Total stock-based compensation expense	$39,909	$16,031

The following table sets forth the components of our statements of operations data, for each of the periods presented, as a percentage of revenues.

	Three Months Ended April 30,
	2022	2021
	(percent of revenues)
Revenues	100%	100%
Cost of revenues	10	10
Gross margin	90	90
Operating expenses:
Research and development	54	52
Sales and marketing	80	74
General and administrative	36	29
Total operating expenses	169	155
Loss from operations	(80)	(65)
Interest income and other income (expense), net	(1)	*
Interest expense	*	(14)
Loss before provision for income taxes	(81)	(79)
Provision for income taxes	*	*
Net loss	(82)%	(79)%
_______________
* Less than 1%
Note: Certain figures may not sum due to rounding.
Comparison of Three Months Ended April 30, 2022 to Three Months Ended April 30, 2021
Revenues

	Three Months Ended April 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenues	$120,646	$76,673	$43,973	57%
Revenues increased $44.0 million, or 57%, during the three months ended April 30, 2022 compared to the three months ended April 30, 2021. The increase in revenues was primarily due to the addition of new paying customers, a continued shift in our sales mix toward our higher priced subscription plans, such as Enterprise and Business plans, and revenues generated from our existing paying customers expanding their use of our solution as reflected by our dollar-based net retention rate of over 120% as of April 30, 2022.

Cost of Revenues and Gross Margin

	Three Months Ended April 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Cost of revenues	$12,438	$7,914	$4,524	57%
Gross margin	90%	90%
Cost of revenues increased $4.5 million, or 57%, during the three months ended April 30, 2022 compared to the three months ended April 30, 2021. The increase was primarily due to an increase of $1.9 million in third-party hosting costs as we increased capacity to support customer usage and growth of our customer base, an increase of $1.4 million in personnel-related costs due to increased headcount, an increase of $0.3 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure, an increase of $0.3 million in credit card processing fees, and an increase of $0.3 million in fees to third-party support vendors.
Our gross margin stayed consistent during the three months ended April 30, 2022 compared to the three months ended April 30, 2021.
Operating Expenses

	Three Months Ended April 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Research and development	$65,205	$39,967	$25,238	63%
Sales and marketing	96,123	56,784	39,339	69%
General and administrative	43,112	21,990	21,122	96%
Total operating expenses	$204,440	$118,741	$85,699	72%
Research and Development
Research and development expenses increased $25.2 million, or 63%, during the three months ended April 30, 2022 compared to the three months ended April 30, 2021. The increase was primarily due to $21.0 million in personnel-related costs due to increased headcount, an increase of $1.4 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure, and an increase of $1.1 million in infrastructure costs incurred to support the internal operations of our research and development programs.
Sales and Marketing
Sales and marketing expenses increased $39.3 million, or 69%, during the three months ended April 30, 2022 compared to the three months ended April 30, 2021. The increase was primarily due to an increase of $27.5 million in personnel-related expenses driven by higher headcount, an increase of $4.9 million in fees to marketing vendors, and an increase of $3.4 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure.
General and Administrative
General and administrative expenses increased $21.1 million, or 96%, during the three months ended April 30, 2022 compared to the three months ended April 30, 2021. The increase was primarily due to an increase of $11.4 million in personnel-related expenses as a result of higher headcount, an increase of $3.1 million in other operating expenses primarily due to an increased value-added tax accrual, an increase of $2.5 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure expenses, and an increase of $1.7 million in fees to third party consulting and temp services.

Interest Income, Interest Expense, and Other Income (Expense), Net

	Three Months Ended April 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Interest income and other income (expense), net	$(1,346)	$8	$(1,354)	(16,925)%
Interest expense	(357)	(10,374)	10,017	(97)%
Interest income and other income (expense), net decreased $1.4 million during the three months ended April 30, 2022 compared to the three months ended April 30, 2021 due primarily to an increase in losses on foreign currency transactions partially offset by increased gains from our investments in marketable securities. Interest expense decreased by $10.0 million during the three months ended April 30, 2022 compared to the three months ended April 30, 2021, primarily due to the conversion of the senior mandatory convertible promissory notes during the three months ended July 31, 2021 previously issued to a trust affiliated with our CEO.
Non-GAAP Financial Measures
The following tables present certain non-GAAP financial measures for each period presented below. In addition to our results determined in accordance with GAAP, we believe these non-GAAP financial measures are useful in evaluating our operating performance. See below for a description of the non-GAAP financial measures and their limitations as an analytical tool.

	Three Months Ended April 30,
	2022	2021
	(in thousands)
Non-GAAP loss from operations	$(54,716)	$(33,303)
Non-GAAP net loss	$(57,352)	$(33,803)
Free cash flow	$(42,249)	$(7,664)
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
The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.
Non-GAAP Loss From Operations

	Three Months Ended April 30,
	2022	2021
	(in thousands)
Loss from operations	$(96,232)	$(49,982)
Add:
Stock-based compensation and related employer payroll tax associated with RSUs	41,516	16,679
Non-GAAP loss from operations	$(54,716)	$(33,303)

Non-GAAP Net Loss

	Three Months Ended April 30,
	2022	2021
	(in thousands)
Net loss	$(98,868)	$(60,658)
Add:
Stock-based compensation and related employer payroll tax associated with RSUs	41,516	16,679
Amortization of discount on convertible notes	—	6,246
Non-cash interest expense	—	3,930
Non-GAAP net loss	$(57,352)	$(33,803)

Free Cash Flow

	Three Months Ended April 30,
	2022	2021
	(in thousands)
Net cash used in investing activities	$(12,091)	$(6,451)
Net cash provided by financing activities	$10,717	$17,921
Net cash used in operating activities	$(41,133)	$(7,444)
Less:
Purchases of property and equipment	(1,048)	(16,969)
Capitalized internal-use software costs	(70)	(183)
Add:
Purchases of property and equipment for build-out of corporate headquarters	2	16,662
Direct listing expenses paid	—	270
Free cash flow	$(42,249)	$(7,664)
Liquidity and Capital Resources
Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock and common stock, the issuance of senior mandatory convertible promissory notes in January and June 2020 to a trust affiliated with our CEO, and cash generated from the sale of subscriptions to our platform. We have generated losses from our operations as reflected in our accumulated deficit of $928.7 million as of April 30, 2022 and negative cash flows from operating activities for the three months ended April 30, 2022 and 2021.
As of April 30, 2022, our principal sources of liquidity were cash, cash equivalents, and marketable securities including non-current investments of $282.5 million.
In April 2020, we entered into a five-year $40.0 million term loan agreement with Silicon Valley Bank. The agreement provides for a senior secured term loan facility, in an aggregate principal amount of up to $40.0 million, to be used for the construction of our new corporate headquarters. Interest will accrue on any outstanding balance at a floating rate per annum equal to the prime rate (as publicly announced from time to time by the Wall Street Journal) plus an applicable margin equal to either (a) 0% if our unrestricted cash at the lender is equal to or less than $80.0 million, or (b) (0.5)% if our unrestricted cash at the lender is between $80.0 million and $100.0 million, or (c) (1.0)% if our unrestricted cash balance at the lender is equal to or greater than $100.0 million. Interest shall be payable monthly. As of April 30, 2022, $40.0 million was drawn and $37.7 million was outstanding under this term loan.
A substantial source of our cash provided by operating activities is our customer billings for subscription to our platform. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is included on our condensed consolidated balance sheets as a liability and is recorded as revenues over the term of the subscription agreement. As of April 30, 2022, we had $202.0 million of deferred revenue, of which $198.9 million was recorded as a current liability. This deferred revenue will be recognized as revenues when all of the revenue recognition criteria are met.
We assess our liquidity primarily through our cash on hand as well as the projected timing of billings under contract with our paying customers and related collection cycles. We believe our current cash, cash equivalents, marketable securities, and amounts available under our senior secured term loan facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Our future capital measurements will depend on many factors, including our revenue growth rate, subscription renewal activity, billing frequency, our dollar-based-net-retention rate, the timing and extent of spending to support our research and development efforts, particularly for the introduction of new and enhanced products and features, the expansion of sales and marketing activities, costs associated with international expansion, additional capital expenditures to invest in existing and new office spaces, as well as increased general and administrative expenses to support being a publicly traded company. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may seek to raise additional funds at any time through equity, equity-linked arrangements, and debt. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition would be adversely affected.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended April 30,
	2022	2021

	(in thousands)
Net cash used in operating activities	$(41,133)	$(7,444)
Net cash used in investing activities	(12,091)	(6,451)
Net cash provided by financing activities	10,717	17,921
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
Net cash used in operating activities of $41.1 million for the three months ended April 30, 2022 reflects our net loss of $98.9 million, adjusted by non-cash items such as stock-based compensation expense of $39.9 million, non-cash lease expense of $3.6 million, depreciation and amortization of $3.1 million, amortization of deferred contract acquisition costs of $3.0 million, provision for doubtful accounts of $0.6 million, and net cash inflows of $7.4 million from changes in our operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities primarily consisted of a $27.8 million increase in deferred revenue, resulting from increased billings for subscriptions, a $4.7 million increase in accounts payable, and a $0.8 million increase in accrued expenses and other liabilities primarily from increases in accrued sales and value-added taxes. These amounts were partially offset by a $11.8 million increase in prepaid expenses and other current assets related to an increase in prepaid expenses, a $8.5 million increase in accounts receivable due to higher customer billings, a $3.4 million decrease in operating lease liabilities, and a $2.2 million increase in other assets.
Net cash used in operating activities of $7.4 million for the three months ended April 30, 2021 reflects our net loss of $60.7 million, adjusted by non-cash items such as stock-based compensation expense of $16.0 million, amortization of discount on convertible notes of $6.3 million, non-cash lease expense of $4.5 million, non-cash interest expense of $3.9 million, amortization of deferred contract acquisition costs of $1.6 million, depreciation and amortization of $1.0 million, provision for doubtful accounts of $0.2 million, and net cash inflows of $19.3 million from changes in our operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities primarily consisted of a $20.0 million increase in deferred revenue, resulting from increased billings for subscriptions, a $6.4 million increase in operating lease liabilities, a $2.8 million increase in accrued expenses and other liabilities primarily from an increase in accrued sales and value-added taxes. These amounts were partially offset by a $3.2 million increase in accounts receivable due to higher customer billings, a $2.5 million decrease in accounts payable, a $2.4 million increase in prepaid expenses and other current assets related to an increase in deferred contract acquisition costs, and a $1.9 million increase in other assets.
Investing Activities
Net cash used in investing activities of $12.1 million for the three months ended April 30, 2022 consisted of $46.6 million in purchases of marketable securities, $1.0 million in purchases of property and equipment from an increase in leasehold improvements and furniture and fixtures, and $0.1 million in capitalized internal-use software costs. This was partially offset by $35.6 million in maturities of marketable securities.

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
Financing Activities
Net cash provided by financing activities of $10.7 million for the three months ended April 30, 2022 consisted of $9.2 million in proceeds from our employee stock purchase plan and $2.2 million in proceeds from the exercise of stock options, partially offset by $0.7 million for the repayment of our term loan.
Net cash provided by financing activities of $17.9 million for the three months ended April 30, 2021 primarily consisted of $9.0 million in net proceeds from our term loan, $6.1 million in proceeds from our employee stock purchase plan, $3.0 million in proceeds from the exercise of stock options, partially offset by $0.2 million for the repayment of our term loan.
Contractual Obligations and Commitments
During the three months ended April 30, 2022, there were no material changes in our contractual obligations and other commitments, as disclosed in our Annual Report on Form 10-K filed with the SEC on March 24, 2022.
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
There have been no changes to our critical accounting policies and estimates during the three months ended April 30, 2022 as compared to those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K filed with the SEC on March 24, 2022.
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
Interest Rate Risk
Our cash, cash equivalents, and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds, U.S. government securities, corporate bonds, and commercial paper. As of April 30, 2022, we had cash and cash equivalents of $197.3 million and marketable securities including non-current investments of $85.2 million. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. However, due to the short-term nature of our marketable securities, we do not believe we are materially exposed to changes in the fair value of our investment portfolio due to potential fluctuations in interest rates, and therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
Foreign Currency Risk
The majority of our subscription agreements are denominated in U.S. dollars, with the remainder generated in Euros, British Pounds, Australian Dollars, Japanese Yen, Mexican Pesos, and Brazilian Reais. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies, and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, Canadian Dollar, Australian Dollar, Japanese Yen, Icelandic Krona, Singapore Dollar, and Swiss Franc. Our results of operations and cash flows are, therefore, subject to fluctuations in foreign currency exchange rates that are unrelated to our operating performance.
As exchange rates may fluctuate significantly between periods, our non-U.S. dollar denominated revenue and operating expenses may also experience significant fluctuations between periods as we convert these to U.S. dollars. Volatile market conditions arising from the macro environment have and may in the future result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar has and may in the future negatively affect our revenue expressed in U.S. dollars. In the three months ended April 30, 2022, 22% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins, but to date the net gains or losses from foreign currency transactions have not been material. A hypothetical 10% change in foreign currency rates would not have resulted in material gain or losses for the three months ended April 30, 2022 and 2021.

As the impact of foreign currency exchange rates are not projected to be material to our operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of April 30, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are not a party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.
ITEM 1A. RISK FACTORS
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks described below, together with the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before deciding whether to invest in our Class A common stock. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also impair our business, financial condition, results of operations, and growth prospects.
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
We have incurred net losses in each fiscal year since our founding. We generated net losses of $98.9 million and $60.7 million for the three months ended April 30, 2022 and 2021, respectively. As of April 30, 2022, we had an accumulated deficit of $928.7 million. We do not expect to be profitable in the near future, and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. These losses reflect, among other things, the significant investments we made to develop and commercialize our platform, serve our existing customers, and broaden our customer base.
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
A significant part of our business strategy and culture is to focus on long-term growth and customer success over short-term financial results. For example, in the three months ended April 30, 2022, we increased our operating expenses to $204.4 million as compared to $118.7 million in the three months ended April 30, 2021. In the three months ended April 30, 2022, our net loss increased to $98.9 million from $60.7 million in the three months ended April 30, 2021. As a result, in the near and medium term, we may continue to operate at a loss, or our near- and medium-term profitability may be lower than it would be if our strategy were to maximize near- and medium-term profitability. We expect to continue making significant expenditures on sales and marketing efforts, and expenditures to grow our platform and develop new features, integrations, capabilities, and enhancements to our platform. Such expenditures may not result in improved business results or profitability over the long term. If we are ultimately unable to achieve or improve profitability at the level or during the time frame anticipated by securities or industry analysts and our stockholders, the trading price of our Class A common stock may decline.
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
•fluctuations in global interest rates, which may affect our customers’ spending patterns and our return on investments;

•impact of inflation on our costs and on customer spending;

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
To increase our revenues and achieve profitability, we must increase our customer base through various methods, including but not limited to, adding new customers, converting individuals, teams, and organizations using our free and trial versions into paying customers, and expanding usage within organizations. We encourage customers on our free and trial versions to upgrade to paid subscriptions plans and customers of our Premium plan to upgrade to our Business or Enterprise plans. Additionally, we seek to expand within enterprises by adding new customers, having organizations upgrade to our Business or Enterprise plans, or expanding their use of our platform into other departments within an organization. While we have experienced significant growth in the number of customers, we do not know whether we will continue to achieve similar customer growth rates in the future. Numerous factors may impede our ability to add new customers, convert individuals, teams, and organizations using our free and trial versions into paying customers, expand usage within organizations, and sell subscriptions to our platform, including but not limited to, our failure to attract and effectively train new sales and marketing personnel, failure to retain and motivate our current sales and marketing personnel, failure to develop or expand relationships with partners, failure to compete effectively against alternative products or services, failure to successfully deploy new features and integrations, failure to provide a quality customer experience and customer support, or failure to ensure the effectiveness of our marketing programs. Additionally, as we focus on increasing our sales to larger organizations, we will be required to deploy sophisticated and costly sales efforts, which may result in longer sales cycles. Sales efforts targeted at larger customers typically involve greater costs, longer sales cycles, greater competition, and less predictability in completing some of our sales. In the large enterprise market, the customer’s decision to use our platform can sometimes be an enterprise-wide decision, in which case, we will likely be required to provide greater levels of customer education to familiarize potential customers with the use and benefits of our platform, as well as training and support. In addition, larger enterprises may demand more customization, integration and support services, and features. As a result of these factors, these sales opportunities may require us to devote greater sales, research and development, and customer support resources to these customers, resulting in increased costs, lengthened sales cycles, and diversion of our own sales and professional services resources to a smaller number of larger customers. In addition, the ongoing COVID-19 pandemic and related precautionary measures we and other companies are taking are impacting our sales activity. For example, like many other companies, including our customers and prospects, many of our employees are working remotely, and business travel has only recently resumed. Limitations on travel and in-person meetings have interrupted and could continue to interrupt our sales activity, and though we plan to fully return to normal operations in fiscal 2023, we cannot fully predict whether, for how long, or the extent to which the COVID-19 pandemic and related precautionary measures may continue to have an impact. If our efforts to sell to organizations of all sizes are not successful or do not generate additional revenues, our business, results of operations, and financial condition would suffer.
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
Operating our business and platform involves the collection, processing, storage, and transmission of sensitive, regulated, proprietary and confidential information, including our personal information and business information and those of our customers. Security breaches can compromise the confidentiality, integrity, and availability of this information or our systems. Such breaches could result from cyber attacks, software bugs and vulnerabilities, malicious code, malware, viruses, social engineering (including phishing), ransomware, supply chain attacks and vulnerabilities through our third-party partners, denial-of-service attacks, credential stuffing, efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations, errors or malfeasance of our personnel, misconfiguration, and security vulnerabilities in the software or systems on which we rely. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Threats such as these are constantly evolving and therefore grow increasingly sophisticated and complex, which in turn increases the difficulty of detecting and successfully defending against them. While we have implemented security measures designed to protect against or remediate for a security incident, there can be no assurance that these measures will be effective. Additionally, we rely on or partner with third-party vendors and systems who have made representations as to their security measures but there can be no assurance that they will maintain their own security measures appropriately. Breaches of our security measures or those of our third-party service providers, or other cyber security incidents, could result in unauthorized access to our sites, networks, systems, and accounts; unauthorized access to, and misappropriation of, individuals’ personal information or other confidential or proprietary information of ourselves, our customers, or other third parties; viruses, worms, spyware, or other malware being served from our platform, mobile application, networks, or systems; deletion or modification of content or the display of unauthorized content on our platform; interruption, disruption, or malfunction of operations; costs relating to breach remediation, deployment of additional personnel and protection technologies, and response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; or litigation, regulatory action, and other potential liabilities.

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
Third-party services and products are constantly evolving, and we may not be able to modify our platform to assure its compatibility with that of other third parties. In addition, some of our competitors may be able to disrupt the operations or compatibility of our platform with their products or services, or exert strong business influence on our ability to, and terms on which we operate our platform. Should any of our competitors modify their products or standards in a manner that degrades the functionality of our platform or gives preferential treatment to competitive products or services, whether to enhance their competitive position or for any other reason, the interoperability of our platform with these products could decrease and our business, results of operations, and financial condition would be harmed. If we are not permitted or able to integrate with these and other third-party applications in the future, our business, results of operations, and financial condition would be harmed.
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
To execute our business model, we must attract and retain highly qualified personnel. Competition for executive officers, software engineers, sales personnel, and other key personnel in our industry and in the San Francisco Bay Area, where our headquarters is located, and in other locations where we maintain offices, is intense. As we become a more mature company, we may find our recruiting efforts more challenging. The incentives to attract, retain, and motivate employees provided by our equity awards, or by other compensation arrangements, may not be as effective as in the past. Many of the companies with which we compete for experienced personnel have greater resources than we have. Our recruiting efforts may also be limited by laws and regulations, such as restrictive immigration laws, and restrictions on travel or availability of visas (including during the ongoing COVID-19 pandemic). If we do not succeed in attracting excellent personnel or retaining or motivating existing personnel, we may be unable to innovate quickly enough to support our business model or grow effectively.
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
For the three months ended April 30, 2022, 41% of our revenues were generated from customers outside the United States. We have operations in multiple cities globally, including in San Francisco where we are headquartered. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. In addition, we will face risks in doing business internationally that could adversely affect our business and results of operations, including:
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

Globally, certain jurisdictions have enacted data residency or data localization laws and have imposed requirements for cross-border transfers of personal information. For example, the cross-border transfer landscape in Europe is currently unstable and other countries outside of Europe have enacted or are considering enacting cross-border data transfer restrictions and laws requiring data residency or other restrictions around the location of the storage and processing of data, which could increase the cost and complexity of doing business. The GDPR generally restricts the transfer of personal information to countries outside of the EEA, such as the United States, which are not considered by the European Commission to provide an adequate level of privacy, data protection, and data security. In addition, Swiss and UK law contain similar data transfer restrictions as the GDPR. The European Commission recently released revised versions of the Standard Contractual Clauses as a mechanism to transfer data outside of the EEA and which imposes additional obligations to carry out cross-border data transfers. Although there are currently valid mechanisms available to transfer data from the EEA, there remains some uncertainty regarding the future of these cross-border data transfers. If we cannot implement a valid compliance mechanism for cross-border personal information transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from the EEA or elsewhere. Inability to import personal information to the United States may significantly and negatively impact our business operations, including limiting our ability to collaborate with service providers, contractors, and other companies subject to European and other privacy, data protection, and data security laws; or requiring us to increase our data processing capabilities in Europe or elsewhere at significant expense.

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

Finally, changes in our platform or future changes in Trade Controls, such as those we have seen issued by the United States and other governments in response to the invasion of the Ukraine by Russia, could result in our inability to provide our platform to certain customers or decreased use of our platform by existing or potential customers with international operations. Any decreased use of our platform or mobile application or increased limitations on our ability to export or sell our platform and mobile application would adversely affect our business, results of operations, and financial condition.
Changes in tax laws or regulations could be enacted or existing tax laws or regulations could be applied to us or our customers in a manner that could increase the costs of our platform and harm our business.
Income, sales, use, value added, or other tax laws, statutes, rules, regulations, or ordinances could be enacted or amended at any time (possibly with retroactive effect), and could be applied solely or disproportionately to products and services provided over the internet. These enactments or amendments could reduce our sales activity due to the inherent cost increase the taxes would represent and ultimately harm our results of operations and cash flows.
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
Dustin Moskovitz, our co-founder, President, Chief Executive Officer, Chair, and largest stockholder, beneficially owns a significant percentage of our outstanding Class A common stock and Class B common stock, together, representing a majority of the voting power of our capital stock as of April 30, 2022. On July 1, 2021, pursuant to the terms of two 3.5% senior mandatory convertible promissory notes due 2025 (the “Convertible Notes”) and upon meeting the closing trading price criteria for optional conversion by Asana, we elected to convert the Convertible Notes into 17,012,822 shares of our Class B common stock. The Convertible Notes were held by a trust affiliated with Mr. Moskovitz and the shares were accordingly issued to the trust. The conversion of the Convertible Notes therefore increased Mr. Moskovitz’s voting power. Mr. Moskovitz could exert substantial influence over matters requiring approval by our stockholders. This concentration of ownership may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
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

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant.	8-K	001-39495	3.1	September 21, 2020
3.2	Restated Bylaws of the Registrant.	8-K	001-39495	3.2	September 21, 2020
10.1*	Amended and Restated Non-Employee Director Compensation Policy
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2021, has been formatted in Inline XBRL
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

ASANA, INC.

Date: June 3, 2022	By:	/s/ Dustin Moskovitz
Dustin Moskovitz
President, Chief Executive Officer, and Chair
(Principal Executive Officer)

Date: June 3, 2022	By:	/s/ Tim Wan
Tim Wan
Chief Financial Officer
(Principal Financial Officer)