Form 10-Q
period 2022-07-31
Asana, Inc.
filed 2022-09-07
CIK 1477720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 31, 2022, the number of shares of the registrant’s Class A common stock outstanding was 106,271,490 and the number of shares of the registrant’s Class B common stock outstanding was 85,489,359.

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
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the listing of our Class A common stock on the New York Stock Exchange, or NYSE, including our founders, directors, executive officers, and their respective affiliates, limiting or precluding your ability to influence corporate matters.

•Sales of substantial amounts of our Class A common stock in the public markets, or the perception that sales might occur, could cause the market price of our Class A common stock to decline.
If we are unable to adequately address these and other risks we face, our business may be harmed.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ASANA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	July 31, 2022	January 31, 2022
Assets
Current assets
Cash and cash equivalents	$148,458	$240,403
Marketable securities	90,454	71,628
Accounts receivable, net	52,505	59,085
Prepaid expenses and other current assets	60,342	40,278
Total current assets	351,759	411,394
Property and equipment, net	95,296	99,632
Restricted cash, noncurrent	1,499	—
Operating lease right-of-use assets	169,919	174,083
Investments, noncurrent	—	2,760
Other assets	21,176	19,166
Total assets	$639,649	$707,035
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,545	$11,557
Accrued expenses and other current liabilities	75,307	60,915
Deferred revenue, current	207,148	170,143
Operating lease liabilities, current	13,133	12,573
Total current liabilities	305,133	255,188
Term loan, net	31,954	34,612
Deferred revenue, noncurrent	3,025	4,082
Operating lease liabilities, noncurrent	204,139	208,422
Other liabilities	3,277	891
Total liabilities	547,528	503,195
Commitments and contingencies (Note 8)
Stockholders' equity
Common stock	2	2
Additional paid-in capital	1,135,398	1,034,252
Accumulated other comprehensive loss	(1,654)	(626)
Accumulated deficit	(1,041,625)	(829,788)
Total stockholders’ equity	92,121	203,840
Total liabilities and stockholders’ equity	$639,649	$707,035

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Revenues	$134,896	$89,478	$255,542	$166,151
Cost of revenues	13,756	9,869	26,194	17,783
Gross profit	121,140	79,609	229,348	148,368
Operating expenses:
Research and development	75,233	48,454	140,438	88,421
Sales and marketing	110,392	63,930	206,515	120,714
General and administrative	46,787	27,276	89,899	49,266
Total operating expenses	232,412	139,660	436,852	258,401
Loss from operations	(111,272)	(60,051)	(207,504)	(110,033)
Interest income and other income (expense), net	(164)	(328)	(1,510)	(320)
Interest expense	(311)	(7,351)	(668)	(17,725)
Loss before provision for income taxes	(111,747)	(67,730)	(209,682)	(128,078)
Provision for income taxes	1,222	625	2,155	935
Net loss	$(112,969)	$(68,355)	$(211,837)	$(129,013)
Net loss per share:
Basic and diluted	$(0.59)	$(0.40)	$(1.11)	$(0.78)
Weighted-average shares used in calculating net loss per share:
Basic and diluted	191,352	170,600	190,486	166,412

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Net loss	$(112,969)	$(68,355)	$(211,837)	$(129,013)
Other comprehensive loss:
Net unrealized gains (losses) on marketable securities	(84)	4	(205)	(7)
Change in foreign currency translation adjustments	(322)	(130)	(823)	(95)
Comprehensive loss	$(113,375)	$(68,481)	$(212,865)	$(129,115)

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Three Months Ended July 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at April 30, 2022	190,109	$2	$1,085,875	$(1,248)	$(928,656)	$155,973
Issuance of common stock upon the exercise of options	453	—	1,413	—	—	1,413
Vesting of early exercised stock options	—	—	184	—	—	184
Issuance of common stock upon the vesting and settlement of restricted stock units	1,104	—	—	—	—	—
Issuance of common stock under employee share purchase plan	—	—	—	—	—	—
Stock-based compensation expense	—	—	47,926	—	—	47,926
Net unrealized losses on marketable securities	—	—	—	(84)	—	(84)
Foreign currency translation adjustments	—	—	—	(322)	—	(322)
Net loss	—	—	—	—	(112,969)	(112,969)
Balances at July 31, 2022	191,666	$2	$1,135,398	$(1,654)	$(1,041,625)	$92,121

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) - CONTINUED
(in thousands)
(unaudited)

	Three Months Ended July 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at April 30, 2021	163,471	$2	$554,340	$63	$(602,104)	$(47,699)
Issuance of common stock upon the exercise of options	2,656	—	5,965	—	—	5,965
Vesting of early exercised stock options	—	—	663	—	—	663
Repurchases of common stock	(4)	—	—	—	—	—
Issuance of common stock upon the vesting and settlement of restricted stock units	589	—	—	—	—	—
Issuance of common stock upon conversion of convertible notes—related party	17,013	—	368,459	—	—	368,459
Stock-based compensation expense	—	—	20,357	—	—	20,357
Net unrealized gain on marketable securities	—	—	—	4	—	4
Foreign currency translation adjustments	—	—	—	(130)	—	(130)
Net loss	—	—	—	—	(68,355)	(68,355)
Balances at July 31, 2021	183,725	$2	$949,784	$(63)	$(670,459)	$279,264

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) - CONTINUED
(in thousands)
(unaudited)

	Six Months Ended July 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at January 31, 2022	188,298	$2	$1,034,252	$(626)	$(829,788)	$203,840
Issuance of common stock upon the exercise of options	1,278	—	3,629	—	—	3,629
Vesting of early exercised stock options	—	—	461	—	—	461
Issuance of common stock upon the vesting and settlement of restricted stock units	1,737	—	—	—	—	—
Issuance of common stock under employee share purchase plan	353	—	9,156	—	—	9,156
Stock-based compensation expense	—	—	87,900	—	—	87,900
Net unrealized loss on marketable securities	—	—	—	(205)	—	(205)
Foreign currency translation adjustments	—	—	—	(823)	—	(823)
Net loss	—	—	—	—	(211,837)	(211,837)
Balances at July 31, 2022	191,666	$2	$1,135,398	$(1,654)	$(1,041,625)	$92,121

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) - CONTINUED
(in thousands)
(unaudited)

	Six Months Ended July 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at January 31, 2021	161,480	$2	$528,616	$39	$(541,446)	$(12,789)
Issuance of common stock upon the exercise of options	4,036	—	8,815	—	—	8,815
Vesting of early exercised stock options	—	—	1,305	—	—	1,305
Repurchases of common stock	(10)	—	—	—	—	—
Issuance of common stock upon the vesting and settlement of restricted stock units	956	—	—	—	—	—
Issuance of common stock under employee share purchase plan	250	—	6,127	—	—	6,127
Issuance of common stock upon conversion of convertible notes—related party	17,013	—	368,459	—	—	368,459
Stock-based compensation expense	—	—	36,462	—	—	36,462
Net unrealized loss on marketable securities	—	—	—	(7)	—	(7)
Foreign currency translation adjustments	—	—	—	(95)	—	(95)
Net loss	—	—	—	—	(129,013)	(129,013)
Balances at July 31, 2021	183,725	$2	$949,784	$(63)	$(670,459)	$279,264

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2022	2021
Cash flows from operating activities
Net loss	$(211,837)	$(129,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for expected credit losses	1,360	766
Depreciation and amortization	6,303	2,372
Amortization of deferred contract acquisition costs	6,572	3,622
Stock-based compensation expense	87,843	36,412
Net amortization of premium on marketable securities	57	586
Non-cash lease expense	7,368	8,780
Amortization of discount on convertible notes and term loan issuance costs	8	10,636
Non-cash interest expense	—	6,670
Changes in operating assets and liabilities:
Accounts receivable	5,203	(1,000)
Prepaid expenses and other current assets	(27,702)	(5,571)
Other assets	(2,023)	(3,473)
Accounts payable	(1,469)	1,692
Accrued expenses and other liabilities	16,483	13,350
Deferred revenue	35,949	33,670
Operating lease liabilities	(6,896)	4,541
Net cash used in operating activities	(82,781)	(15,960)
Cash flows from investing activities
Purchases of marketable securities	(72,218)	(48,470)
Sales of marketable securities	—	371
Maturities of marketable securities	55,890	81,039
Purchases of property and equipment	(1,683)	(29,557)
Capitalized internal-use software costs	(70)	(296)
Net cash provided by (used in) investing activities	(18,081)	3,087
Cash flows from financing activities
Proceeds from term loan, net of issuance costs	—	9,000
Repayment of term loan	(1,667)	(667)
Repurchases of common stock	(2)	(36)
Proceeds from exercise of stock options	3,647	8,968
Proceeds from employee stock purchase plan	9,156	6,127
Net cash provided by financing activities	11,134	23,392
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	(718)	(82)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(90,446)	10,437
Cash, cash equivalents, and restricted cash
Beginning of period	240,403	259,878
End of period	$149,957	$270,315

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2022	2021
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$148,458	$270,315
Restricted cash	1,499	—
Total cash, cash equivalents, and restricted cash	$149,957	$270,315

Supplemental cash flow data
Cash paid for income taxes	$2,517	$686
Cash paid for interest	$496	$386
Supplemental non-cash investing and financing information
Purchase of property and equipment in accounts payable and accrued expenses	$826	$9,477
Vesting of early exercised stock options	$461	$1,305
Issuance of common stock upon conversion of convertible notes—related party	$—	$368,459

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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Estimates and assumptions reflected in the consolidated financial statements include, but are not limited to, revenue recognition, the useful lives and carrying values of long-lived assets, the fair value of the Convertible Notes (as defined in Note 6), the fair value of common stock for periods prior to the Company’s direct listing of its Class A common stock on the NYSE (the “Direct Listing”), stock-based compensation expense, the period of benefit for deferred contract acquisition costs, and income taxes. Actual results could differ from those estimates.
Risks and Uncertainties
At the onset of the COVID-19 pandemic, the Company temporarily closed its headquarters and other physical offices, required its employees and contractors to work remotely, and implemented travel restrictions, all of which represented a significant disruption in how the Company operates its business. While the Company’s headquarters and certain other physical offices have since reopened and business travel has resumed, due to ongoing variants of COVID-19 and other public health concerns, we anticipate that operations may continue to be affected by the COVID-19 pandemic. The operations of the Company’s partners and customers have likewise been disrupted. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment and mitigation actions, the emergence of variant strains of the virus, and the availability and widespread use of effective vaccines, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the conditions caused by this pandemic could affect the rate of global IT spending and could adversely affect demand for the Company’s platform, lengthen the Company’s sales cycles, reduce the value or duration of subscriptions, negatively impact collections of accounts receivable, reduce expected spending from new customers, cause some of the Company’s paying customers to go out of business, limit the ability of the Company’s direct sales force to travel to customers and potential customers, and affect contraction or attrition rates of the Company’s customers, all of which could adversely affect the Company’s business, results of operations, and financial condition. As of the date of issuance of the financial statements, the Company is not aware of any specific event or circumstance related to COVID-19 that would require it to update its estimates or judgments or adjust the

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
carrying value of its assets or liabilities. Actual results could differ from those estimates and any such differences may be material to the condensed consolidated financial statements.
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
A large portion of the Company’s customers authorize the Company to bill their credit card accounts through the Company’s third-party payment processing partners, presenting additional credit risk. For the three and six months ended July 31, 2022 and July 31, 2021, there was no individual customer that accounted for 10% or more of the Company’s revenues. No customer accounted for more than 10% of accounts receivable as of July 31, 2022 and January 31, 2022.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations - Accounting for Contract Liabilities from Contracts with Customers, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities from acquired contracts using the revenue recognition guidance under Accounting Standards Codification Topic 606 in order to align the recognition of a contract liability with the definition of a performance obligation. The guidance is effective for acquisitions completed during the Company’s fiscal years beginning after February 1, 2023. Adoption of the ASU should be applied prospectively. Early adoption is also permitted, including adoption in an interim period. If early adopted, the amendments are applied retrospectively to all business combinations for which the acquisition date occurred during the fiscal year of adoption. The Company is currently evaluating the impact of adopting ASU 2021-08.

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
Note 3.    Revenues
Deferred Revenue and Remaining Performance Obligations
The Company recognized $50.2 million and $30.7 million of revenues during the three months ended July 31, 2022 and 2021, respectively, that were included in the deferred revenue balances at January 31, 2022 and 2021, respectively. The Company recognized $124.2 million and $75.8 million of revenues during the six months ended July 31, 2022 and 2021, respectively, that were included in the deferred revenue balances at January 31, 2022 and 2021, respectively.
Deferred revenue that will be recognized within the next twelve months is recorded as current deferred revenue, and the remaining portion is recorded as noncurrent. As of July 31, 2022, the Company's remaining performance obligations from subscription contracts was $261.6 million, of which the Company expects to recognize approximately 87% as revenues over the next 12 months and the remainder thereafter.
Deferred Contract Acquisition Costs
Deferred contract acquisition costs are amortized over a period of benefit of three years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in the software-as-a-service industry.
The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Beginning balance	$25,807	$14,586	$22,771	$12,093
Capitalization of contract acquisition costs	5,947	4,381	12,028	8,503
Amortization of deferred contract acquisition costs	(3,527)	(1,993)	(6,572)	(3,622)
Ending balance	$28,227	$16,974	$28,227	$16,974

Deferred contract acquisition costs, current	$13,724	$8,055	$13,724	$8,055
Deferred contract acquisition costs, noncurrent	14,503	8,919	14,503	8,919
Total deferred contract acquisition costs	$28,227	$16,974	$28,227	$16,974
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 4.    Fair Value Measurements
The following table summarizes, for assets and liabilities measured at fair value, the respective fair value and classification by level of input within the fair value hierarchy (in thousands):

	July 31, 2022
	Level 1	Level 2	Level 3	Total
Current Assets
Cash equivalents
Money market funds	$77,626	$—	$—	$77,626
Commercial paper	—	5,291	—	5,291
Total cash equivalents	$77,626	$5,291	$—	$82,917
Marketable securities
U.S. government agency securities	$51,576	$—	$—	$51,576
Commercial paper	—	15,361	—	15,361
Corporate bonds	—	21,666	—	21,666
Certificates of deposit	—	1,851	—	1,851
Total marketable securities	$51,576	$38,878	$—	$90,454

Total assets	$129,202	$44,169	$—	$173,371

	January 31, 2022
	Level 1	Level 2	Level 3	Total
Current Assets
Cash equivalents
Money market funds	$176,855	$—	$—	$176,855
Total cash equivalents	$176,855	$—	$—	$176,855
Marketable securities
Commercial paper	$—	$44,943	$—	$44,943
Corporate bonds	—	26,685	—	26,685
Total marketable securities	$—	$71,628	$—	$71,628

Non-current Assets
Corporate bonds	$—	$2,760	$—	$2,760
Total assets	$176,855	$74,388	$—	$251,243

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the Company's investments in marketable securities on the condensed consolidated balance sheets (in thousands):

	July 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current Assets
U.S. government agency securities	$51,719	$—	$(143)	$51,576
Commercial paper	15,371	—	(10)	15,361
Corporate bonds	21,782	—	(116)	21,666
Certificates of deposit	1,852	—	(1)	1,851
Total marketable securities	$90,724	$—	$(270)	$90,454

Total assets	$90,724	$—	$(270)	$90,454

	January 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current Assets
Commercial paper	$44,951	$—	$(8)	$44,943
Corporate bonds	26,730	3	(48)	26,685
Total marketable securities	$71,681	$3	$(56)	$71,628

Non-current Assets
Corporate bonds	$2,774	$—	$(14)	$2,760
Total assets	$74,455	$3	$(70)	$74,388
The Company periodically evaluates its investments for expected credit losses. The unrealized losses on the available-for-sale securities were primarily due to unfavorable changes in interest rates subsequent to the initial purchase of these securities. Gross unrealized losses of the Company’s available-for-sale securities that have been in a continuous unrealized loss position for 12 months or longer were immaterial as of July 31, 2022 and January 31, 2022. The Company expects to recover the full carrying value of its available-for-sale securities in an unrealized loss position as it does not intend or anticipate a need to sell these securities prior to recovering the associated unrealized losses. The Company also expects any credit losses would be immaterial based on the high-grade credit rating for each of such available-for-sale securities. As a result, the Company does not consider any portion of the unrealized losses as of July 31, 2022 or January 31, 2022 to represent credit losses.
In April 2020, the Company entered into a five-year $40.0 million term loan agreement with Silicon Valley Bank. As of July 31, 2022, $40.0 million was drawn and $36.7 million was outstanding under this term loan. The fair value of the term loan approximates its carrying value since the interest rate is at market.
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
Note 5.    Balance Sheet Components
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	July 31, 2022	January 31, 2022
Desktop and other computer equipment	$1,716	$2,217
Furniture and fixtures	9,512	8,788
Leasehold improvements	95,829	94,458
Capitalized internal-use software	12,362	12,249
Construction in progress[1]	422	1,327
Total gross property and equipment	119,841	119,039
Less: Accumulated depreciation and amortization	(24,545)	(19,407)
Total property and equipment, net	$95,296	$99,632
__________________
1 Construction in progress is primarily related to the build-out and improvements across the Company’s global offices. Refer to Note 9. Leases for additional information.
Depreciation and amortization expense was $3.2 million and $1.4 million for the three months ended July 31, 2022 and 2021, respectively and $6.3 million and $2.4 million for the six months ended July 31, 2022 and 2021, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	July 31, 2022	January 31, 2022
Prepaid expenses	$35,915	$22,970
Deferred contract acquisition costs, current	13,724	10,797
Other current assets	10,703	6,511
Total prepaid expenses and other current assets	$60,342	$40,278
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	July 31, 2022	January 31, 2022
Accrued payroll liabilities	$18,649	$16,906
Accrued taxes for fringe benefits	4,879	3,953
Accrued advertising expenses	11,886	9,359
Accrued property and equipment	797	465
Accrued consulting expenses	6,661	4,303
Accrued sales and value-added taxes	11,795	7,219
Other liabilities	20,640	18,710
Total accrued expenses and other current liabilities	$75,307	$60,915

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
Interest expense related to the Convertible Notes recorded prior to the conversion was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Amortization of debt discount	$—	$4,382	$—	$10,628
Contractual interest expense	—	2,740	—	6,670
Total interest expense	$—	$7,122	$—	$17,298
Note 7.     Debt
In April 2020, the Company entered into a five-year $40.0 million term loan agreement with Silicon Valley Bank that matures in April 2025. As of July 31, 2022, $40.0 million was drawn and $36.7 million was outstanding under this term loan. As of July 31, 2022, the Company was in compliance with all financial covenants related to the term loan.
The net carrying amount of the term loan was as follows (in thousands):

	July 31, 2022	January 31, 2022
Principal	$36,667	$38,333
Accrued interest	118	74
Unamortized loan issuance costs	(46)	(54)
Net carrying amount	$36,739	$38,353

Term loan, current	$4,785	$3,741
Term loan, noncurrent	$31,954	$34,612
Note 8.     Commitments and Contingencies
Standby Letters of Credit
As of July 31, 2022, the Company had several letters of credit outstanding related to its operating leases totaling $23.5 million. The letters of credit expire at various dates between 2023 and 2034.
Purchase Commitments
In January 2021, the Company entered into a 60-month contract with Amazon Web Services for hosting-related services. Pursuant to the terms of the contract, the Company is required to spend a minimum of $103.5 million over

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
the term of the agreement. The commitment may be offset by up to $7.3 million in additional credits subject to the Company meeting certain conditions of the agreement, of which $5.0 million have been earned as of July 31, 2022 and the remainder of which the Company has determined are probable to be earned. As of July 31, 2022, the Company had purchase commitments remaining of $69.5 million for hosting-related services and $20.8 million with various parties primarily for software-based services which are not reflected on the Company’s condensed consolidated balance sheet.
Indemnification Agreements
The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against any liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual.
Additionally, in the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which it agrees to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. For the six months ended July 31, 2022 and 2021, no demands have been made upon the Company to provide indemnification under such agreements, and there are no claims that the Company is aware of that could have a material adverse effect on its financial position, results of operations, or cash flows.
Contingencies
From time to time in the normal course of business, the Company may be subject to various claims and other legal matters arising in the ordinary course of business. As of July 31, 2022, the Company believes that none of its current legal proceedings would have a material adverse effect on its financial position, results of operations, or cash flows.
Note 9.     Leases
The Company leases real estate facilities under non-cancelable operating leases with various expiration dates through fiscal 2034. The Company has no lease agreements that are classified as finance leases.
The components of lease costs, lease term, and discount rate for operating leases are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Operating lease costs (in thousands)	$8,881	$9,232	$17,549	$18,364
Short-term lease costs (in thousands)	769	897	1,486	1,625
Variable lease costs (in thousands)	428	408	1,021	597
Total lease costs (in thousands)	$10,078	$10,537	$20,056	$20,586

	July 31, 2022	July 31, 2021
Weighted-average remaining lease term (in years)	10.9	11.9
Weighted-average discount rate	9.6%	9.5%
Supplemental cash flow information related to operating leases are as follows (in thousands):

	Six Months Ended July 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$6,901	$6,041
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,545	$3,883

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Future minimum lease payments (net of tenant improvement receivables) under non-cancelable operating leases with initial lease terms in excess of one year included in the Company’s lease liabilities as of July 31, 2022 are as follows (in thousands):

Fiscal year ending January 31,	Operating Lease Payments (Net)
2023	$17,066
2024	30,539
2025	28,325
2026	28,873
2027 and thereafter	255,167
Total undiscounted operating lease payments	$359,970
Less: imputed interest	(142,698)
Total operating lease liabilities	$217,272
The Company has additional operating lease arrangements for office space in San Francisco and New York City which had not yet commenced as of July 31, 2022. The San Francisco lease commences and rent payments begin in the first quarter of fiscal 2024 and will expire in the third quarter of fiscal 2029. The future minimum lease payments related to this lease totaled $30.2 million as of July 31, 2022. The New York City lease commences in the third quarter of fiscal 2023 with rent payments expected to begin in the first quarter of fiscal 2024. The lease expires in the first quarter of fiscal 2029. As part of the agreement, the Company was required to restrict $1.5 million of cash which is reflected on the condensed consolidated balance sheet as of July 31, 2022, and the future minimum lease payments net of tenant improvement allowances was $14.3 million as of July 31, 2022.
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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Numerator:
Net loss	$(112,969)	$(68,355)	$(211,837)	$(129,013)
Denominator:
Weighted-average shares used in calculating net loss per share, basic and diluted	191,352	170,600	190,486	166,412
Net loss per share, basic and diluted	$(0.59)	$(0.40)	$(1.11)	$(0.78)
The potential shares of common stock that were excluded from the computation of diluted net loss per share for the period presented because including them would have been anti-dilutive are as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Stock options	12,861	17,752	12,861	17,752
Restricted stock units	11,731	8,713	11,731	8,713
Early exercised stock options	91	404	91	404
Shares issuable pursuant to the 2020 Employee Stock Purchase Plan	432	231	432	231
Total	25,115	27,100	25,115	27,100

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As noted in Note 6. Convertible Notes—Related Party, the Convertible Notes were converted into 17,012,822 shares of the Company’s Class B Common Stock in July 2021. The shares underlying the Convertible Notes were previously excluded from diluted EPS because the effect would have been anti-dilutive.
Note 11. Stockholders’ Deficit
Common Stock
There are two classes of common stock that total 1,500,000,000 authorized shares: 1,000,000,000 authorized shares of Class A common stock and 500,000,000 authorized shares of Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 10 votes per share and is convertible into one share of Class A common stock. There were 106,176,188 shares of Class A common stock and 85,489,359 shares of Class B common stock issued and outstanding as of July 31, 2022.
All changes in the number of shares of common stock outstanding for the three and six months ended July 31, 2022 and 2021, were related to changes in Class A common stock, other than the shares of Class B common stock issued in conversion of the Convertible Notes during the three and six months ended July 31, 2021.
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
Options granted under each of the plans may be either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees and consultants. Restricted stock units (“RSUs”) may also be granted under the 2012 Plan and the 2020 Plan. Options under the 2012 and 2020 Plans may be granted for periods of up to 10 years. The exercise price of ISOs and NSOs shall not be less than 100% of the fair market value of the shares on the date of grant. Options granted generally vest over four years and vest at a rate of 25% upon the first anniversary of the vesting commencement date and 1/48 per month thereafter.
The Company has also issued RSUs pursuant to the 2012 Plan and 2020 Plan. RSUs granted generally vest on a predefined schedule over a period of two to four years contingent upon continuous service.
Shares of common stock purchased under the 2012 Plan or the 2020 Plan are subject to certain restrictions and repurchase rights.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock Options
Option activity under the Company’s combined stock plans is set forth below (in thousands, except years and per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balances at January 31, 2022	14,383	$3.02	6.1	$711,455
Options granted	—	—
Options exercised	(1,278)	2.85
Options cancelled	(244)	4.94
Balances at July 31, 2022	12,861	$3.00	5.6	$209,947
Vested and exercisable at July 31, 2022	10,282	$2.61	5.3	$171,862
Vested and expected to vest at July 31, 2022	12,953	$3.00	5.6	$211,379
The total intrinsic value of options exercised during the periods presented was as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Aggregate intrinsic value of options exercised (in thousands)	$7,842	$122,968	$41,055	$165,143
Early Exercise of Employee Options
The 2009 Plan and 2012 Plan allow for the early exercise of stock options. The consideration received for an early exercise of an option is considered to be a deposit of the exercise price, and the related dollar amount is recorded as a liability and reflected in accrued expenses and other current liabilities and other liabilities in the condensed consolidated balance sheets. This liability is reclassified to additional paid-in capital as the awards vest. If a stock option is early exercised, the unvested shares may be repurchased by the Company in case of employment termination at the price paid by the purchaser for such shares. Shares that were subject to repurchase totaled 90,531 and 403,688 at July 31, 2022 and 2021, respectively.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Restricted Stock Units
The Company’s RSU activity is set forth below (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested RSUs at January 31, 2022	8,812	$47.07	$462,426
RSUs granted	5,703	21.80
RSUs vested	(1,884)	34.96
RSUs cancelled/forfeited	(900)	38.77
Unvested RSUs at July 31, 2022	11,731	37.37	$226,643
RSUs vested, not yet released at July 31, 2022	650	$23.59
Stock-Based Compensation Expense
Stock-based compensation for stock-based awards to employees and non-employees in the Company’s condensed consolidated statements of operations for the periods below were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Cost of revenues	$418	$150	$739	$270
Research and development	24,447	11,250	45,576	20,390
Sales and marketing	15,521	5,350	28,010	9,503
General and administrative	7,548	3,631	13,518	6,249
Total stock-based compensation expense	$47,934	$20,381	$87,843	$36,412
The stock-based compensation expense related to options granted to non-employees for the three and six months ended July 31, 2022 and 2021 were not material.
Total unrecognized compensation costs related to unvested awards not yet recognized under all equity compensation plans was as follows:

	July 31, 2022
	Unrecognized Expense (in thousands)	Weighted-Average Expected Recognition Period (in years)
Stock options	$7,287	1.4
RSUs	386,039	2.9
Total unrecognized stock-based compensation expense	$393,326	2.8
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
The Company recognized stock-based compensation expense related to the ESPP of $1.8 million and $2.0 million during the three months ended July 31, 2022 and 2021, respectively, and $3.7 million and $4.4 million during the six months ended July 31, 2022 and 2021, respectively. As of July 31, 2022 and January 31, 2022, $7.1 million and $7.2 million, respectively, has been withheld in contributions from employees. As of July 31, 2022, total unrecognized compensation costs related to the ESPP was $4.7 million, which will be amortized over a weighted average vesting term of 1.0 year.
Note 12.    Interest Income and Other Income (Expense), Net
Interest income and other income (expense), net consist of the following (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Interest income	$551	$82	$743	$176
Unrealized gains (losses) on foreign currency transactions	252	(114)	(391)	(3)
Other non-operating expense	(967)	(296)	(1,862)	(493)
Total interest income and other income (expense), net	$(164)	$(328)	$(1,510)	$(320)
Other non-operating expense consists primarily of realized foreign currency gains and losses on transactions in the periods presented.
Note 13.    Income Taxes
The Company's income tax expense was $1.2 million and $0.6 million for the three months ended July 31, 2022 and 2021, respectively, and $2.2 million and $0.9 million for the six months ended July 31, 2022 and 2021, respectively, primarily due to income taxes in foreign jurisdictions.
Note 14.    Geographic Information
The following tables set forth revenues and long-lived assets, including operating lease ROU assets, by geographic area for the periods presented below (in thousands):
Revenues

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
United States	$81,395	$51,103	$152,624	$95,210
International	53,501	38,375	102,918	70,941
Total revenues	$134,896	$89,478	$255,542	$166,151
Revenues by geography are based on the billing address of the customer.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Long-Lived Assets

	July 31, 2022	January 31, 2022
United States	$260,949	$267,007
International	4,266	6,708
Total long-lived assets	$265,215	$273,715
Note 15.    Related Party Transactions
In January and June 2020, the Company issued Convertible Notes to a trust affiliated with the Company’s CEO. The Company elected to convert these Convertible Notes on July 1, 2021. See Note 6, “Convertible Notes—Related Party” for further details.
During the fiscal year ended January 31, 2020, the Company began leasing certain office facilities from a company affiliated with Board members of the Company. Rent payments made under these leases totaled $0.5 million and $0.6 million during the three months ended July 31, 2022 and 2021, respectively, and $0.9 million and $1.1 million during the six months ended July 31, 2022 and 2021, respectively.
The Company has entered into an advertising agreement with a company affiliated with a Board member of the Company. Payments under this agreement totaled $0.6 million and $0.2 million during the three months ended July 31, 2022 and 2021, respectively, and $1.0 million and $0.5 million during the six months ended July 31, 2022 and 2021, respectively.
The Company has entered into an advertising agreement with a company affiliated with a Board member of the Company. Payments under this agreement totaled $1.2 million during the three months ended July 31, 2022 and $1.8 million during the six months ended July 31, 2022. This company was not a related party during the three and six months ended July 31, 2021.
Note 16. Subsequent Events
On September 7, 2022, the Company issued and sold 19,273,127 shares of its Class A common stock to Dustin Moskovitz, the Company's President, Chief Executive Officer, and Chair of the Board of Directors, in a private placement transaction for aggregate proceeds of approximately $350 million, based on the closing trading price of the Company's Class A common stock on September 2, 2022. The Company expects to utilize the net proceeds of this transaction for working capital and general corporate purposes.

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
Overview
Asana is a work management platform that helps teams orchestrate work, from daily tasks to cross-functional strategic initiatives. Over 131,000 paying customers use Asana to manage everything from product launches to marketing campaigns to organization-wide goal setting. Our platform adds structure to unstructured work, creating clarity, transparency, and accountability to everyone within an organization—individuals, team leads, and executives—so they understand exactly who is doing what, by when.
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
As of July 31, 2022, we had over 131,000 paying customers, compared to over 107,000 as of July 31, 2021. We define a customer as a distinct account, which could include a team, company, educational or government institution, organization, or distinct business unit of a company, that is on a paid subscription plan, a free version, or a free trial of one of our paid subscription plans. A single organization may have multiple customers. We define a paying customer as a customer on a paid subscription plan.
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

As of July 31, 2022, we had 18,040 customers spending over $5,000 who contributed approximately 72% and 71% of revenues, respectively, for the three and six months then ended. As of July 31, 2021, we had 12,806 customers spending over $5,000 who contributed approximately 66% and 65% of revenues, respectively, for the three and six months then ended.
As of July 31, 2022 and 2021, we had 1,141 and 598 customers, respectively, spending over $50,000.
As of July 31, 2022, and 2021, we had 462 and 225 customers, respectively, spending over $100,000.
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
As of July 31, 2022 and 2021, our dollar-based net retention rate was over 120% and over 118%, respectively. As of July 31, 2022 and 2021, our dollar-based net retention rate for customers spending over $5,000 with us on an annualized basis was over 130% and over 125%, respectively. Our dollar-based net retention rate for customers spending over $50,000 with us on an annualized basis for the same periods was over 145%.
Impact of COVID-19
At the onset of the COVID-19 pandemic, we temporarily closed our headquarters and other physical offices, required our employees and contractors to work remotely, and implemented travel restrictions, all of which represented a significant disruption in how we operate our business. While we have since re-opened our headquarters and certain other physical offices to employees, in-office collaboration is voluntary in times of increased community spread, and could therefore in future be affected should the severity of the pandemic worsen. We anticipate that operations may therefore continue to be affected by the COVID-19 pandemic. Additionally, as our global offices have re-opened in stages, we have incurred and expect to incur incremental expenses as we resume onsite services and related in-office costs. The operations of our partners and customers have likewise been disrupted, with a disproportionate impact on smaller businesses that were particularly affected by the pandemic. This impact was most evident in our overall dollar-based-net-retention rate, which declined early in the pandemic but has since returned to pre-pandemic levels, whereas the dollar-based net retention rates for customers who spent over $5,000 and over $50,000 has remained relatively consistent and increased throughout the pandemic. We do not yet know how businesses, customers, or our partners will operate in a post COVID-19 environment. There may be additional costs or impacts to our business and operations, including as our employees begin to return to our offices and resume activities, such as travel, which could adversely affect our business, results of operations, and financial condition during future periods.
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
As we acquire new customers and existing customers increase their use of our cloud-based platform, we expect that our cost of revenues will continue to increase.
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(in thousands)
Revenues	$134,896	$89,478	$255,542	$166,151
Cost of revenues (1)	13,756	9,869	26,194	17,783
Gross profit	121,140	79,609	229,348	148,368
Operating expenses:
Research and development (1)	75,233	48,454	140,438	88,421
Sales and marketing (1)	110,392	63,930	206,515	120,714
General and administrative (1)	46,787	27,276	89,899	49,266
Total operating expenses	232,412	139,660	436,852	258,401
Loss from operations	(111,272)	(60,051)	(207,504)	(110,033)
Interest income and other income (expense), net	(164)	(328)	(1,510)	(320)
Interest expense	(311)	(7,351)	(668)	(17,725)
Loss before provision for income taxes	(111,747)	(67,730)	(209,682)	(128,078)
Provision for income taxes	1,222	625	2,155	935
Net loss	$(112,969)	$(68,355)	$(211,837)	$(129,013)

__________________
(1)Amounts include stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(in thousands)
Cost of revenues	$418	$150	$739	$270
Research and development	24,447	11,250	45,576	20,390
Sales and marketing	15,521	5,350	28,010	9,503
General and administrative	7,548	3,631	13,518	6,249
Total stock-based compensation expense	$47,934	$20,381	$87,843	$36,412

The following table sets forth the components of our statements of operations data, for each of the periods presented, as a percentage of revenues.

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(percent of revenues)
Revenues	100%	100%	100%	100%
Cost of revenues	10	11	10	11
Gross margin	90	89	90	89
Operating expenses:
Research and development	56	54	55	53
Sales and marketing	82	71	81	73
General and administrative	35	30	35	30
Total operating expenses	172	156	171	156
Loss from operations	(82)	(67)	(81)	(66)
Interest income and other income (expense), net	*	*	*	*
Interest expense	*	(8)	*	(11)
Loss before provision for income taxes	(83)	(76)	(82)	(77)
Provision for income taxes	*	*	*	*
Net loss	(84)%	(76)%	(83)%	(78)%
_______________
* Less than 1%
Note: Certain figures may not sum due to rounding.
Comparison of Three Months Ended July 31, 2022 to Three Months Ended July 31, 2021
Revenues

	Three Months Ended July 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenues	$134,896	$89,478	$45,418	51%
Revenues increased $45.4 million, or 51%, during the three months ended July 31, 2022 compared to the three months ended July 31, 2021. The increase in revenues was primarily due to the addition of new paying customers, a continued shift in our sales mix toward our higher priced subscription plans, such as Enterprise and Business plans, and revenues generated from our existing paying customers expanding their use of our solution as reflected by our dollar-based net retention rate of over 120% as of July 31, 2022.

Cost of Revenues and Gross Margin

	Three Months Ended July 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Cost of revenues	$13,756	$9,869	$3,887	39%
Gross margin	90%	89%
Cost of revenues increased $3.9 million, or 39%, during the three months ended July 31, 2022 compared to the three months ended July 31, 2021. The increase was primarily due to an increase of $1.7 million in third-party hosting costs as we increased capacity to support customer usage and growth of our customer base, an increase of $1.0 million in personnel-related costs due to increased headcount, an increase of $0.5 million in credit card processing fees, an increase of $0.3 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure, and an increase of $0.2 million fees to third-party support vendors.
Our gross margin increased during the three months ended July 31, 2022 compared to the three months ended July 31, 2021 as we increased our revenues, more efficiently managed third-party hosting costs, and realized benefits due to economies of scale resulting from increased efficiency with our technology and infrastructure.
Operating Expenses

	Three Months Ended July 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Research and development	$75,233	$48,454	$26,779	55%
Sales and marketing	110,392	63,930	46,462	73%
General and administrative	46,787	27,276	19,511	72%
Total operating expenses	$232,412	$139,660	$92,752	66%
Research and Development
Research and development expenses increased $26.8 million, or 55%, during the three months ended July 31, 2022 compared to the three months ended July 31, 2021. The increase was primarily due to $23.2 million in personnel-related costs due to increased headcount and an increase of $1.7 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure.
Sales and Marketing
Sales and marketing expenses increased $46.5 million, or 73%, during the three months ended July 31, 2022 compared to the three months ended July 31, 2021. The increase was primarily due to an increase of $31.4 million in personnel-related expenses driven by higher headcount, an increase of $7.1 million in fees to marketing vendors, an increase of $3.5 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure, and an increase of $2.0 million in fees to third party consulting and temp services.
General and Administrative
General and administrative expenses increased $19.5 million, or 72%, during the three months ended July 31, 2022 compared to the three months ended July 31, 2021. The increase was primarily due to an increase of $13.7 million in personnel-related expenses as a result of higher headcount, an increase of $2.1 million in fees to third party consulting and temp services, and an increase of $2.0 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure.

Interest Income, Interest Expense, and Other Income (Expense), Net

	Three Months Ended July 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Interest income and other income (expense), net	$(164)	$(328)	$164	(50)%
Interest expense	(311)	(7,351)	7,040	(96)%
Interest income and other income (expense), net increased $0.2 million during the three months ended July 31, 2022 compared to the three months ended July 31, 2021 due primarily to an increase in interest income on marketable securities and unrealized gains on translation of foreign currency balances offset by an increase in realized losses on foreign currency transactions. Interest expense decreased by $7.0 million during the three months ended July 31, 2022 compared to the three months ended July 31, 2021, primarily due to the conversion of the senior mandatory convertible promissory notes during the three months ended July 31, 2021 previously issued to a trust affiliated with our CEO.
Comparison of Six Months Ended July 31, 2022 to Six Months Ended July 31, 2021
Revenues

	Six Months Ended July 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenues	$255,542	$166,151	$89,391	54%
Revenues increased $89.4 million, or 54%, during the six months ended July 31, 2022 compared to the six months ended July 31, 2021. The increase in revenues was primarily due to the addition of new paying customers, a continued shift in our sales mix toward our higher priced subscription plans, such as Enterprise and Business plans, and revenues generated from our existing paying customers expanding their use of our solution as reflected by our dollar-based net retention rate of over 120% as of July 31, 2022.
Cost of Revenues and Gross Margin

	Six Months Ended July 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Cost of revenues	$26,194	$17,783	$8,411	47%
Gross margin	90%	89%
Cost of revenues increased $8.4 million, or 47%, during the six months ended July 31, 2022 compared to the six months ended July 31, 2021. The increase was primarily due to an increase of $3.6 million in third-party hosting costs as we increased capacity to support customer usage and growth of our customer base, an increase of $2.4 million in personnel-related costs due to increased headcount, an increase of $0.8 million in credit card processing fees, an increase of $0.6 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure, and an increase of $0.5 million in fees to third-party support vendors.
Our gross margin increased during the six months ended July 31, 2022 compared to the six months ended July 31, 2021 as we increased our revenues, more efficiently managed third-party hosting costs, and realized benefits due to economies of scale resulting from increased efficiency with our technology and infrastructure.

Operating Expenses

	Six Months Ended July 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Research and development	$140,438	$88,421	$52,017	59%
Sales and marketing	206,515	120,714	85,801	71%
General and administrative	89,899	49,266	40,633	82%
Total operating expenses	$436,852	$258,401	$178,451	69%
Research and Development
Research and development expenses increased $52.0 million, or 59%, during the six months ended July 31, 2022 compared to the six months ended July 31, 2021. The increase was primarily due to $44.2 million in personnel-related costs due to increased headcount, an increase of $3.1 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure, $1.8 million in technology infrastructure costs, and $1.0 million in depreciation and amortization related to the build-out of our corporate headquarters in San Francisco.
Sales and Marketing
Sales and marketing expenses increased $85.8 million, or 71%, during the six months ended July 31, 2022 compared to the six months ended July 31, 2021. The increase was primarily due to an increase of $58.9 million in personnel-related expenses driven by higher headcount, an increase of $12.0 million in fees to marketing vendors, an increase of $6.9 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure, an increase of $3.3 million in fees to third party consulting and temp services, an increase of $2.1 million in equipment and related costs, and an increase of $1.2 million in depreciation and amortization related to the build-out of our corporate headquarters in San Francisco.
General and Administrative
General and administrative expenses increased $40.6 million, or 82%, during the six months ended July 31, 2022 compared to the six months ended July 31, 2021. The increase was primarily due to an increase of $25.0 million in personnel-related expenses as a result of higher headcount, an increase of $4.5 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure, an increase of $3.8 million in fees to third party consulting and temp services, an increase of $3.7 million in other operating expenses primarily due to an increased value-added tax accrual, and an increase of $1.3 million in professional services primarily relating to audit and tax services.
Interest Income, Interest Expense, and Other Income (Expense), Net

	Six Months Ended July 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Interest income and other income (expense), net	$(1,510)	$(320)	$(1,190)	372%
Interest expense	(668)	(17,725)	17,057	(96)%
Interest income and other income (expense), net decreased $1.2 million during the six months ended July 31, 2022 compared to the six months ended July 31, 2021 due primarily to an increase in realized losses from our investments in marketable securities and on foreign currency transactions partially offset by an increase in interest income. Interest expense decreased by $17.1 million during the six months ended July 31, 2022 compared to the six months ended July 31, 2021, primarily due to the conversion of the senior mandatory convertible promissory notes during the three months ended July 31, 2021 previously issued to a trust affiliated with our CEO.

Non-GAAP Financial Measures
The following tables present certain non-GAAP financial measures for each period presented below. In addition to our results determined in accordance with GAAP, we believe these non-GAAP financial measures are useful in evaluating our operating performance. See below for a description of the non-GAAP financial measures and their limitations as an analytical tool.

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(in thousands)
Non-GAAP loss from operations	$(62,627)	$(38,582)	$(117,343)	$(71,885)
Non-GAAP net loss	$(64,324)	$(39,764)	$(121,676)	$(73,567)
Free cash flow	$(42,283)	$(9,267)	$(84,532)	$(16,931)
Non-GAAP Loss From Operations and Non-GAAP Net Loss
We define non-GAAP loss from operations as loss from operations plus stock-based compensation expense and the related employer payroll tax associated with restricted stock units, or RSUs, as well as non-recurring costs, such as expenses related to the Direct Listing. The amount of employer payroll tax-related items on employee stock transactions is dependent on our stock price and other factors that are beyond our control and that do not correlate to the operation of the business. When evaluating the performance of our business and making operating plans, we do not consider these items (for example, when considering the impact of equity award grants, we place a greater emphasis on overall stockholder dilution rather than the accounting charges associated with such grants). We believe it is useful to exclude these expenses in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies and over multiple periods.
We define non-GAAP net loss as net loss plus stock-based compensation expense and the related employer payroll tax associated with RSUs, amortization of discount and non-cash contractual interest expense related to our senior mandatory convertible promissory notes, and non-recurring costs such as expenses related to the Direct Listing.
We use non-GAAP loss from operations and non-GAAP net loss in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that non-GAAP loss from operations and non-GAAP net loss provide our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations.
Free Cash Flow
We define free cash flow as net cash from operating activities less cash used for purchases of property and equipment and capitalized internal-use software costs, plus non-recurring expenditures such as capital expenditures from the purchases of property and equipment associated with the build-out of our corporate headquarters in San Francisco, and expenses related to the Direct Listing. We believe that free cash flow is a useful indicator of liquidity that provides information to management and investors, even if negative, about the amount of cash used in our operations other than that used for investments in property and equipment and capitalized internal-use software costs, adjusted for non-recurring expenditures.
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
The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.
Non-GAAP Loss From Operations

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(in thousands)
Loss from operations	$(111,272)	$(60,051)	$(207,504)	$(110,033)
Add:
Stock-based compensation and related employer payroll tax associated with RSUs	48,645	21,469	90,161	38,148
Non-GAAP loss from operations	$(62,627)	$(38,582)	$(117,343)	$(71,885)

Non-GAAP Net Loss

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(in thousands)
Net loss	$(112,969)	$(68,355)	$(211,837)	$(129,013)
Add:
Stock-based compensation and related employer payroll tax associated with RSUs	48,645	21,469	90,161	38,148
Amortization of discount on convertible notes	—	4,382	—	10,628
Non-cash interest expense	—	2,740	—	6,670
Non-GAAP net loss	$(64,324)	$(39,764)	$(121,676)	$(73,567)

Free Cash Flow

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(in thousands)
Net cash provided by (used in) investing activities	$(5,990)	$9,538	$(18,081)	$3,087
Net cash provided by financing activities	$417	$5,471	$11,134	$23,392
Net cash used in operating activities	$(41,648)	$(8,516)	$(82,781)	$(15,960)
Less:
Purchases of property and equipment	(635)	(12,588)	(1,683)	(29,557)
Capitalized internal-use software costs	—	(113)	(70)	(296)
Add:
Purchases of property and equipment for build-out of corporate headquarters	—	11,950	2	28,612
Direct listing expenses paid	—	—	—	270
Free cash flow	$(42,283)	$(9,267)	$(84,532)	$(16,931)
Liquidity and Capital Resources
Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock and common stock, the issuance of senior mandatory convertible promissory notes in

January and June 2020 to a trust affiliated with our CEO, and cash generated from the sale of subscriptions to our platform. We have generated losses from our operations as reflected in our accumulated deficit of $1,041.6 million as of July 31, 2022 and negative cash flows from operating activities for the six months ended July 31, 2022 and 2021.
As of July 31, 2022, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $238.9 million.
In April 2020, we entered into a five-year $40.0 million term loan agreement with Silicon Valley Bank. The agreement provides for a senior secured term loan facility, in an aggregate principal amount of up to $40.0 million, to be used for the construction of our new corporate headquarters. Interest will accrue on any outstanding balance at a floating rate per annum equal to the prime rate (as publicly announced from time to time by the Wall Street Journal) plus an applicable margin equal to either (a) 0% if our unrestricted cash at the lender is equal to or less than $80.0 million, or (b) (0.5)% if our unrestricted cash at the lender is between $80.0 million and $100.0 million, or (c) (1.0)% if our unrestricted cash balance at the lender is equal to or greater than $100.0 million. Interest shall be payable monthly. As of July 31, 2022, $40.0 million was drawn and $36.7 million was outstanding under this term loan.
A substantial source of our cash provided by operating activities is our customer billings for subscription to our platform. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is included on our condensed consolidated balance sheets as a liability and is recorded as revenues over the term of the subscription agreement. As of July 31, 2022, we had $210.2 million of deferred revenue, of which $207.1 million was recorded as a current liability. This deferred revenue will be recognized as revenues when all of the revenue recognition criteria are met.
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
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended July 31,
	2022	2021

	(in thousands)
Net cash used in operating activities	$(82,781)	$(15,960)
Net cash provided by (used in) investing activities	(18,081)	3,087
Net cash provided by financing activities	11,134	23,392
Operating Activities
Our largest source of operating cash is cash collection from sales of subscriptions to our paying customers. Our primary uses of cash from operating activities are for personnel-related expenses, marketing expenses, and third-party hosting-related and software expenses. In the last several years, we have generated negative cash flows from operating activities and have supplemented working capital requirements through net proceeds from the sale of equity and equity-linked securities and the issuance of convertible notes.
Net cash used in operating activities of $82.8 million for the six months ended July 31, 2022 reflects our net loss of $211.8 million, adjusted by non-cash items such as stock-based compensation expense of $87.8 million, non-cash lease expense of $7.4 million, amortization of deferred contract acquisition costs of $6.6 million, depreciation and amortization of $6.3 million, provision for expected credit losses of $1.4 million, and net cash inflows of $19.5 million from changes in our operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities primarily consisted of a $35.9 million increase in deferred revenue, resulting from increased billings for subscriptions, a $16.5 million increase in accrued expenses and other liabilities primarily from increases in accrued sales and value-added taxes as well as accrued advertising and consulting expenses, and a $5.2 million decrease in accounts receivable due to collections being greater than billings during the period. These amounts were partially offset by a $27.7 million increase in prepaid expenses and other current assets related to an increase in deferred contract acquisition costs, a $6.9 million decrease in operating lease liabilities, a $2.0 million increase in other assets, and a $1.5 million decrease in accounts payable.
Net cash used in operating activities of $16.0 million for the six months ended July 31, 2021 reflects our net loss of $129.0 million, adjusted by non-cash items such as stock-based compensation expense of $36.4 million, amortization of discount on convertible notes of $10.6 million, non-cash lease expense of $8.8 million, non-cash interest expense of $6.7 million, amortization of deferred contract acquisition costs of $3.6 million, depreciation and amortization of $2.4 million, provision for expected credit losses of $0.8 million, and net cash inflows of $43.2 million from changes in our operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities primarily consisted of a $33.7 million increase in deferred revenue, resulting from increased billings for subscriptions, a $13.4 million increase in accrued expenses and other liabilities primarily from an increase in accrued payroll liabilities, accrued sales and value-added taxes, and accrued property and equipment related to the build out of our headquarters, a $4.5 million increase in operating lease liabilities, and a $1.7 million increase in accounts payable. These amounts were partially offset by a $5.6 million increase in prepaid expenses and other current assets related to an increase in deferred contract acquisition costs, a $3.5 million increase in other assets, and a $1.0 million increase in accounts receivable due to higher customer billings.
Investing Activities
Net cash used in investing activities of $18.1 million for the six months ended July 31, 2022 consisted of $72.2 million in purchases of marketable securities, $1.7 million in purchases of property and equipment from an increase in leasehold improvements and furniture and fixtures, and $0.1 million in capitalized internal-use software costs. This was partially offset by $55.9 million in maturities of marketable securities.
Net cash provided by investing activities of $3.1 million for the six months ended July 31, 2021 consisted of $81.0 million in maturities of marketable securities and $0.4 million in sales of marketable securities. This was partially offset by $48.5 million in purchases of marketable securities, $29.6 million in purchases of property and equipment from an increase in leasehold improvements and furniture and fixtures primarily related to the build out of our new headquarters, and $0.3 million in capitalized internal-use software costs.
Financing Activities
Net cash provided by financing activities of $11.1 million for the six months ended July 31, 2022 consisted of $9.2 million in proceeds from our employee stock purchase plan and $3.6 million in proceeds from the exercise of stock options, partially offset by $1.7 million for the repayment of our term loan.
Net cash provided by financing activities of $23.4 million for the six months ended July 31, 2021 consisted of $9.0 million in net proceeds from our term loan, $9.0 million in proceeds from the exercise of stock options, and $6.1 million in proceeds from our employee stock purchase plan, partially offset by $0.7 million for the repayment of our term loan.
Contractual Obligations and Commitments
During the six months ended July 31, 2022, there were no material changes in our contractual obligations and other commitments, as disclosed in our Annual Report on Form 10-K filed with the SEC on March 24, 2022.

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
There have been no changes to our critical accounting policies and estimates during the six months ended July 31, 2022 as compared to those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K filed with the SEC on March 24, 2022.
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
Interest Rate Risk
Our cash, cash equivalents, and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds, U.S. government securities, corporate bonds, and commercial paper. As of July 31, 2022, we had cash and cash equivalents of $148.5 million and marketable securities including non-current investments of $90.5 million. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. However, due to the short-term nature of our marketable securities, we do not believe we are materially exposed to changes in the fair value of our investment portfolio due to potential fluctuations in interest rates, and therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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
As exchange rates may fluctuate significantly between periods, our non-U.S. dollar denominated revenue and operating expenses may also experience significant fluctuations between periods as we convert these to U.S. dollars. Volatile market conditions arising from the macro environment have and may in the future result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar has and may in the future negatively affect our revenue expressed in U.S. dollars. In the six months ended July 31, 2022, 21% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins. We disclose the impact of realized foreign currency gains and losses within Note 12. Interest Income and Other Income (Expense), Net. A hypothetical 10% change in foreign currency rates would not have resulted in material gain or losses for the six months ended July 31, 2022 and 2021.

As the impact of foreign currency exchange rates are not projected to be material to our operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of July 31, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended July 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred net losses in each fiscal year since our founding. We generated net losses of $211.8 million and $129.0 million for the six months ended July 31, 2022 and 2021, respectively. As of July 31, 2022, we had an accumulated deficit of $1,041.6 million. We do not expect to be profitable in the near future, and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. These losses reflect, among other things, the significant investments we made to develop and commercialize our platform, serve our existing customers, and broaden our customer base.
We expect to continue to make future investments and expenditures related to the growth of our business, including:
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
A significant part of our business strategy and culture is to focus on long-term growth and customer success over short-term financial results. For example, in the six months ended July 31, 2022, we increased our operating expenses to $436.9 million as compared to $258.4 million in the six months ended July 31, 2021. In the six months ended July 31, 2022, our net loss increased to $211.8 million from $129.0 million in the six months ended July 31, 2021. As a result, in the near and medium term, we may continue to operate at a loss, or our near- and medium-term profitability may be lower than it would be if our strategy were to maximize near- and medium-term profitability. We expect to continue making expenditures on sales and marketing efforts, and expenditures to grow our platform and develop new features, integrations, capabilities, and enhancements to our platform. Such expenditures may not result in improved business results or profitability over the long term. If we are ultimately unable to achieve or improve profitability at the level or during the time frame anticipated by securities or industry analysts and our stockholders, the trading price of our Class A common stock may decline.
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
The COVID-19 pandemic and efforts to control its spread and severity have significantly curtailed the movement of people, goods, and services worldwide. As a result, in March 2020 we closed our headquarters and most of our other offices, required our employees and contractors to work remotely, implemented travel restrictions, and shifted company events and meetings to virtual-only experiences. These measures represent a significant disruption in how we operate our business. While we have since re-opened our headquarters and certain other physical offices to employees, in-office collaboration is voluntary in times of increased community spread, and could therefore in future be affected should the severity of the pandemic worsen. The operations of our partners, vendors, and customers have likewise been disrupted.
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
To increase our revenues and achieve profitability, we must increase our customer base through various methods, including but not limited to, adding new customers, converting individuals, teams, and organizations using our free and trial versions into paying customers, and expanding usage within organizations. We encourage customers on our free and trial versions to upgrade to paid subscriptions plans and customers of our Premium plan to upgrade to our Business or Enterprise plans. Additionally, we seek to expand within enterprises by adding new customers, having organizations upgrade to our Business or Enterprise plans, or expanding their use of our platform into other departments within an organization. While we have experienced significant growth in the number of customers, we do not know whether we will continue to achieve similar customer growth rates in the future. Numerous factors may impede our ability to add new customers, convert individuals, teams, and organizations using our free and trial versions into paying customers, expand usage within organizations, and sell subscriptions to our platform, including but not limited to, our failure to attract and effectively train new sales and marketing personnel, failure to retain and motivate our current sales and marketing personnel, failure to develop or expand relationships with partners, failure to compete effectively against alternative products or services, failure to successfully deploy new features and integrations, failure to provide a quality customer experience and customer support, or failure to ensure the effectiveness of our marketing programs. Additionally, as we focus on increasing our sales to larger organizations, we will be required to deploy sophisticated and costly sales efforts, which may result in longer sales cycles. Sales efforts targeted at larger customers typically involve greater costs, longer sales cycles, greater competition, and less predictability in completing some of our sales. In the large enterprise market, the customer’s decision to use our platform can sometimes be an enterprise-wide decision, in which case, we will likely be required to provide greater levels of customer education to familiarize potential customers with the use and benefits of our platform, as well as training and support. In addition, larger enterprises may demand more customization, integration and support services, and features. As a result of these factors, these sales opportunities may require us to devote greater sales, research and development, and customer support resources to these customers, resulting in increased costs, lengthened sales cycles, and diversion of our own sales and professional services resources to a smaller number of larger customers. In addition, the ongoing COVID-19 pandemic and related precautionary measures we and other companies are taking are impacting our sales activity. For example, like many other companies, including our customers and prospects, many of our employees are working remotely, and business travel has only recently resumed. Limitations on travel and in-person meetings have interrupted and could continue to interrupt our sales activity, and though we plan to fully return to normal operations in the second half of fiscal 2023, we cannot fully predict whether, for how long, or the extent to which the COVID-19 pandemic and related precautionary measures may continue to have an impact. If our efforts to sell to organizations of all sizes are not successful or do not generate additional revenues, our business, results of operations, and financial condition would suffer.
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
Operating our business and platform involves the collection, processing, storage, and transmission of sensitive, regulated, proprietary and confidential information, including our personal information and business information and those of our customers. Security breaches can compromise the confidentiality, integrity, and availability of this information or our systems. Such breaches could result from cyber attacks, software bugs and vulnerabilities, malicious code, malware, viruses, social engineering (including phishing), ransomware, supply chain attacks and vulnerabilities through our third-party partners, denial-of-service attacks, credential stuffing, efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations, errors or malfeasance of our personnel, misconfiguration, and security vulnerabilities in the software or systems on which we rely. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Threats such as these are constantly evolving and therefore grow increasingly sophisticated and complex, which in turn increases the difficulty of detecting and successfully defending against them. While we have implemented security measures designed to protect against or remediate for a security incident, there can be no assurance that these measures will be effective. Additionally, we rely on or partner with third-party vendors and systems that have made representations as to their security measures but there can be no assurance that they will maintain their own security measures appropriately. Breaches of our security measures or those of our third-party service providers, or other cyber security incidents, could result in unauthorized access to our sites, networks, systems, and accounts; unauthorized access to, and misappropriation of, individuals’ personal information or other confidential or proprietary information of ourselves, our customers, or other third parties; viruses, worms, spyware, or other malware being served from our platform, mobile application, networks, or systems; deletion or modification of content or the display of unauthorized content on our platform; interruption, disruption, or malfunction of operations; costs relating to breach remediation, deployment of additional personnel and protection technologies, and response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; or litigation, regulatory action, and other potential liabilities.

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

Any compromise or breach of our security measures, or those of our third-party service providers, could also violate applicable privacy, data protection, data security, and other laws, and cause significant legal and financial exposure, adverse publicity, and a loss of confidence in our security measures, which could have a material adverse effect on our business, results of operations, and financial condition. Applicable privacy and information security obligations may also require us to notify relevant stakeholders of security breaches or incidents. Such notifications are costly, and the notifications or the failure to comply with such requirements could lead to material adverse impacts such as negative publicity; loss of customer confidence in our services or security measures; investigations; and private or government claims. Additionally, there can be no assurance that the limitations of liability in our contracts would protect us from liabilities or damages if we fail to comply with applicable obligations related to privacy, data protection, or data security. We also cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.
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
To execute our business model, we must attract and retain highly qualified personnel. Competition for executive officers, software engineers, sales personnel, and other key personnel in our industry and in the San Francisco Bay Area, where our headquarters is located, and in other locations where we maintain offices, is intense. As we become a more mature company, we may find our recruiting efforts more challenging. The incentives to attract, retain, and motivate employees provided by our equity awards, or by other compensation arrangements, may not be as effective as in the past. Additionally, increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. Employee salaries and benefits expenses have increased as a result of economic growth and increased demand for business services among other wage-inflationary pressures and we cannot assure that they will not continue to rise. Many of the companies with which we compete for experienced personnel have greater resources than we have. Our recruiting efforts may also be limited by laws and regulations, such as restrictive immigration laws, and restrictions on travel or availability of visas (including during the ongoing COVID-19 pandemic). If we do not succeed in attracting excellent personnel or retaining or motivating existing personnel, we may be unable to innovate quickly enough to support our business model or grow effectively.
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
For the six months ended July 31, 2022, 40% of our revenues were generated from customers outside the United States. We have operations in multiple cities globally, including in San Francisco where we are headquartered. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. In addition, we will face risks in doing business internationally that could adversely affect our business and results of operations, including:
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

Foreign privacy, data and data security laws have become more stringent in recent years, are undergoing a period of rapid change, and may increase the costs and complexity of offering our products and services in new and existing geographies. For example, the European Union’s General Data Protection Regulation 2016/679, or the EU GDPR, applies to the European Economic Area, or the EEA, and has been adopted in substantially equivalent form in the United Kingdom, which we refer to as the UK GDPR. European privacy, data protection, and data security laws, including the EU GDPR and UK GDPR impose significant and complex burdens on processing personal information, provide for robust regulatory enforcement, and contemplate significant penalties for noncompliance. Non-compliance with the EU GDPR and UK GDPR can trigger fines of up to the greater of €20 million (£17.5 million for the UK GDPR) or 4% of our global revenues and restrictions or prohibitions on data processing and could expose us to private right of action and enforcement mechanisms including extensive audit and inspection rights.

Globally, certain jurisdictions have enacted data residency or data localization laws and have imposed requirements for cross-border transfers of personal information. For example, the cross-border transfer landscape in Europe is currently unstable and other countries outside of Europe have enacted or are considering enacting cross-border data transfer restrictions and laws requiring data residency or other restrictions around the location of the storage and processing of data, which could increase the cost and complexity of doing business. The EU GDPR generally restricts the transfer of personal information to countries outside of the EEA, such as the United States, which are not considered by the European Commission to provide an adequate level of privacy, data protection, and data security. In addition, Swiss and UK law contain similar data transfer restrictions as the EU GDPR. The European Commission recently released revised versions of the Standard Contractual Clauses as a mechanism to transfer data outside of the EEA and which imposes additional obligations to carry out cross-border data transfers. Although there are currently valid mechanisms available to transfer data from the EEA, there remains some uncertainty regarding the future of these cross-border data transfers. If we cannot implement a valid compliance mechanism for cross-border personal information transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from the EEA or elsewhere. Inability to import personal information to the United States may significantly and negatively impact our business operations, including limiting our ability to collaborate with service providers, contractors, and other companies subject to European and other privacy, data protection, and data security laws; or requiring us to increase our data processing capabilities in Europe or elsewhere at significant expense.

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
In addition to the European Union, a growing number of other global jurisdictions, such as Brazil, Japan, India and Canada, are considering or have passed legislation implementing privacy, data protection, and data security requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our platform, particularly as we expand our operations internationally. Some of these laws, such as the General Data Protection Law in Brazil, or the Act on the Protection of Personal Information in Japan, impose similar obligations as those under the EU GDPR.
Domestic privacy, data protection, and data security legislation is also becoming increasingly common in the United States. For example, the California Consumer Privacy Act of 2018, or the CCPA, came into effect on January 1, 2020 and final CCPA regulations were issued in August 2020. The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use, and sharing practices, allows consumers to opt out of certain data sharing with third parties and exercise certain individual rights regarding their personal information, provides a new cause of action for data breaches, and provides for penalties for noncompliance of up to $7,500 per violation. Additionally, the California Privacy Rights Act, or the CPRA, was approved by voters in California in November 2020, and beginning in January 2023 will impose additional privacy, data protection, and data security obligations on companies doing business in California and is expected to increase enforcement activity. Similar laws have been proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging. For example, Virginia enacted the Virginia Consumer Data Protection Act and Colorado passed the Colorado Privacy Act, both of which emulate the CCPA and CPRA in many respects, but have unique requirements. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy, data protection, and data security legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.

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
We are subject to various export, import, and trade and economic sanction laws and regulations that could impair our ability to compete in international markets and subject us to liability for noncompliance.
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

Finally, changes in our platform or future changes in Trade Controls, such as those we have seen issued by the United States and other governments in response to the invasion of Ukraine by Russia, could result in our inability to provide our platform to certain customers or decreased use of our platform by existing or potential customers with international operations. Any decreased use of our platform or mobile application or increased limitations on our ability to export or sell our platform and mobile application would adversely affect our business, results of operations, and financial condition.
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
We collect sales taxes and value added taxes in a number of jurisdictions. One or more states or countries may seek to impose incremental or new sales, use, value added, or other tax collection obligations on us. A successful assertion by a state, country, or other jurisdiction that we should have been or should be collecting additional sales, use, value added, or other taxes could, among other things, result in substantial tax payments, create significant administrative burdens for us, discourage potential customers from subscribing to our platform due to the incremental cost of any such sales, value added, or other related taxes, or otherwise harm our business, results of operations, and financial condition.
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
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE or the Long-Term Stock Exchange, or the LTSE. We are required to provide an annual management report on the effectiveness of our internal control over financial reporting.
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
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could harm our business. In particular, the ongoing COVID-19 pandemic and the invasion of Ukraine by Russia and related economic sanctions, including the reactions of governments, markets, and the general public, may result in a number of adverse consequences for our business, operations, and results of operations, many of which are beyond our control. We have our headquarters and a large employee presence in San Francisco, California, and the west coast of the United States contains active earthquake zones. In the event of a major earthquake, hurricane, or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our platform development, lengthy interruptions in our platform, breaches of data security, and loss of critical data, all of which would harm our business, results of operations, and financial condition. Acts of terrorism would also cause disruptions to the internet or the economy as a whole. In addition, the insurance we maintain would likely not be adequate to cover our losses resulting from disasters or other business interruptions. Our disaster recovery plan may not be sufficient to address all aspects or any unanticipated consequence or incident, and our insurance may not be sufficient to compensate us for the losses that could occur.
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
Dustin Moskovitz, our co-founder, President, Chief Executive Officer, Chair, and largest stockholder, beneficially owns a significant percentage of our outstanding Class A common stock and Class B common stock, together, representing a majority of the voting power of our capital stock as of July 31, 2022. On July 1, 2021, pursuant to the terms of two 3.5% senior mandatory convertible promissory notes due 2025 (the “Convertible Notes”) and upon meeting the closing trading price criteria for optional conversion by Asana, we elected to convert the Convertible Notes into 17,012,822 shares of our Class B common stock. The Convertible Notes were held by a trust affiliated with Mr. Moskovitz and the shares were accordingly issued to the trust. The conversion of the Convertible Notes therefore increased Mr. Moskovitz’s voting power. Mr. Moskovitz could exert substantial influence over matters requiring approval by our stockholders. This concentration of ownership may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchase of Equity Securities

The following table contains information relating to the repurchases of our common stock made by us in the three months ended July 31, 2022.

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share
May 1 - May 31, 2022.......................................................................	—	—
June 1 - June 30, 2022.......................................................................	—	—
July 1 - July 31, 2022........................................................................	438	$3.70
Total.................................................................................................	438	$3.70
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

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant.	8-K	001-39495	3.1	September 21, 2020
3.2	Restated Bylaws of the Registrant.	8-K	001-39495	3.2	September 21, 2020
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2022, has been formatted in Inline XBRL
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

ASANA, INC.

Date: September 7, 2022	By:	/s/ Dustin Moskovitz
Dustin Moskovitz
President, Chief Executive Officer, and Chair
(Principal Executive Officer)

Date: September 7, 2022	By:	/s/ Tim Wan
Tim Wan
Chief Financial Officer
(Principal Financial Officer)