Form 10-Q
period 2022-10-31
Asana, Inc.
filed 2022-12-01
CIK 1477720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 23, 2022, the number of shares of the registrant’s Class A common stock outstanding was 127,284,715 and the number of shares of the registrant’s Class B common stock outstanding was 85,489,359.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risk and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition; business strategy and plans; and objectives of management for future operations are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about: our ability to grow or maintain our dollar-based net retention rate, expand usage of our platform within organizations, and sell subscriptions to our platform; our ability to convert individuals, teams, and organizations on our free and trial versions into paying customers; the timing and success of new features, integrations, capabilities, and enhancements by us, or by our competitors to their products, or any other changes in the competitive landscape of our market; our ability to achieve widespread acceptance and use of our platform; growth in the work management market; the amount and timing of operating expenses and capital expenditures, as well as entry into operating leases, that we may incur to maintain and expand our business and operations and to remain competitive; our focus on growth to drive long-term value; the timing of expenses and our expectations regarding our cost of revenues, gross margin, and operating expenses; the effect of uncertainties related to the global COVID-19 pandemic on our business, results of operations, and financial condition; performance of our sales and marketing activities; our protections against security breaches, technical difficulties, or interruptions to our platform; our ability to successfully defend litigation brought against us, potential dispute-related settlement payments, or other litigation-related costs; potential pricing pressure as a result of competition or otherwise; anticipated fluctuations in foreign currency exchange rates; potential costs and the anticipated timing of expenses related to the acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs; and general economic conditions in either domestic or international markets, including a downturn or recession, rising inflation and rising interest rates, the societal and economic impact of the COVID-19 pandemic, including on the rate of global IT spending, anticipated charges and future cost savings in connection with our recently announced reduction in force; and geopolitical uncertainty and instability.
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
•Our recent restructuring, announced on November 15, 2022, may not result in anticipated savings or operational efficiencies, could result in total costs and expenses that are greater than expected and could disrupt our business.
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ASANA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	October 31, 2022	January 31, 2022
Assets
Current assets
Cash and cash equivalents	$509,091	$240,403
Marketable securities	36,322	71,628
Accounts receivable, net	59,345	59,085
Prepaid expenses and other current assets	50,955	40,278
Total current assets	655,713	411,394
Property and equipment, net	94,632	99,632
Restricted cash, noncurrent	1,499	—
Operating lease right-of-use assets	179,639	174,083
Investments, noncurrent	—	2,760
Other assets	21,525	19,166
Total assets	$953,008	$707,035
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,119	$11,557
Accrued expenses and other current liabilities	75,432	60,915
Deferred revenue, current	212,194	170,143
Operating lease liabilities, current	14,627	12,573
Total current liabilities	310,372	255,188
Term loan, net	30,458	34,612
Deferred revenue, noncurrent	2,644	4,082
Operating lease liabilities, noncurrent	212,935	208,422
Other liabilities	1,630	891
Total liabilities	558,039	503,195
Commitments and contingencies (Note 8)
Stockholders' equity
Common stock	2	2
Additional paid-in capital	1,540,200	1,034,252
Accumulated other comprehensive loss	(2,703)	(626)
Accumulated deficit	(1,142,530)	(829,788)
Total stockholders’ equity	394,969	203,840
Total liabilities and stockholders’ equity	$953,008	$707,035

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Revenues	$141,439	$100,337	$396,981	$266,488
Cost of revenues	15,160	9,581	41,354	27,364
Gross profit	126,279	90,756	355,627	239,124
Operating expenses:
Research and development	75,509	53,788	215,947	142,209
Sales and marketing	113,713	73,295	320,228	194,009
General and administrative	38,165	31,761	128,064	81,027
Total operating expenses	227,387	158,844	664,239	417,245
Loss from operations	(101,108)	(68,088)	(308,612)	(178,121)
Interest income and other income (expense), net	1,291	(446)	(219)	(766)
Interest expense	(457)	(353)	(1,125)	(18,078)
Loss before provision for income taxes	(100,274)	(68,887)	(309,956)	(196,965)
Provision for income taxes	631	393	2,786	1,328
Net loss	$(100,905)	$(69,280)	$(312,742)	$(198,293)
Net loss per share:
Basic and diluted	$(0.49)	$(0.37)	$(1.60)	$(1.15)
Weighted-average shares used in calculating net loss per share:
Basic and diluted	204,657	185,022	195,261	172,684

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Net loss	$(100,905)	$(69,280)	$(312,742)	$(198,293)
Other comprehensive loss:
Net unrealized gains (losses) on marketable securities	176	(37)	(29)	(44)
Change in foreign currency translation adjustments	(1,225)	(100)	(2,048)	(195)
Comprehensive loss	$(101,954)	$(69,417)	$(314,819)	$(198,532)

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Three Months Ended October 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at July 31, 2022	191,666	$2	$1,135,398	$(1,654)	$(1,041,625)	$92,121
Issuance of common stock upon the exercise of options	321	—	978	—	—	978
Vesting of early exercised stock options	—	—	134	—	—	134
Issuance of common stock upon the vesting and settlement of restricted stock units	1,065	—	—	—	—	—
Issuance of common stock under employee share purchase plan	367	—	7,959	—	—	7,959
Issuance of common stock upon private placement—related party, net of issuance costs	19,273	—	347,288	—	—	347,288
Stock-based compensation expense	—	—	48,443	—	—	48,443
Net unrealized loss on marketable securities	—	—	—	176	—	176
Foreign currency translation adjustments	—	—	—	(1,225)	—	(1,225)
Net loss	—	—	—	—	(100,905)	(100,905)
Balances at October 31, 2022	212,692	$2	$1,540,200	$(2,703)	$(1,142,530)	$394,969

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) - CONTINUED
(in thousands)
(unaudited)

	Three Months Ended October 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at July 31, 2021	183,725	$2	$949,784	$(63)	$(670,459)	$279,264
Issuance of common stock upon the exercise of options	1,434	—	3,836	—	—	3,836
Vesting of early exercised stock options	—	—	588	—	—	588
Issuance of common stock upon the vesting and settlement of restricted stock units	777	—	—	—	—	—
Issuance of common stock for employee share purchase plan	287	—	7,223	—	—	7,223
Stock-based compensation expense	—	—	25,967	—	—	25,967
Net unrealized loss on marketable securities	—	—	—	(37)	—	(37)
Foreign currency translation adjustments	—	—	—	(100)	—	(100)
Net loss	—	—	—	—	(69,280)	(69,280)
Balances at October 31, 2021	186,223	$2	$987,398	$(200)	$(739,739)	$247,461

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) - CONTINUED
(in thousands)
(unaudited)

	Nine Months Ended October 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at January 31, 2022	188,298	$2	$1,034,252	$(626)	$(829,788)	$203,840
Issuance of common stock upon the exercise of options	1,599	—	4,607	—	—	4,607
Vesting of early exercised stock options	—	—	595	—	—	595
Issuance of common stock upon the vesting and settlement of restricted stock units	2,802	—	—	—	—	—
Issuance of common stock under employee share purchase plan	720	—	17,115	—	—	17,115
Issuance of common stock upon private placement—related party, net of issuance costs	19,273	—	347,288	—	—	347,288
Stock-based compensation expense	—	—	136,343	—	—	136,343
Net unrealized loss on marketable securities	—	—	—	(29)	—	(29)
Foreign currency translation adjustments	—	—	—	(2,048)	—	(2,048)
Net loss	—	—	—	—	(312,742)	(312,742)
Balances at October 31, 2022	212,692	$2	$1,540,200	$(2,703)	$(1,142,530)	$394,969

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) - CONTINUED
(in thousands)
(unaudited)

	Nine Months Ended October 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at January 31, 2021	161,480	$2	$528,616	$39	$(541,446)	$(12,789)
Issuance of common stock upon the exercise of options	5,470	—	12,651	—	—	12,651
Vesting of early exercised stock options	—	—	1,893	—	—	1,893
Repurchases of common stock	(10)	—	—	—	—	—
Issuance of common stock upon the vesting and settlement of restricted stock units	1,733	—	—	—	—	—
Issuance of common stock under employee share purchase plan	537	—	13,350	—	—	13,350
Issuance of common stock upon conversion of convertible notes—related party	17,013	—	368,459	—	—	368,459
Stock-based compensation expense	—	—	62,429	—	—	62,429
Net unrealized loss on marketable securities	—	—	—	(44)	—	(44)
Foreign currency translation adjustments	—	—	—	(195)	—	(195)
Net loss	—	—	—	—	(198,293)	(198,293)
Balances at October 31, 2021	186,223	$2	$987,398	$(200)	$(739,739)	$247,461

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2022	2021
Cash flows from operating activities
Net loss	$(312,742)	$(198,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for expected credit losses	1,045	1,238
Depreciation and amortization	9,507	5,501
Amortization of deferred contract acquisition costs	10,509	5,939
Stock-based compensation expense	135,834	62,260
Net amortization of premium on marketable securities	50	701
Non-cash lease expense	11,426	13,242
Amortization of discount on convertible notes and term loan issuance costs	13	10,640
Non-cash interest expense	—	6,670
Changes in operating assets and liabilities:
Accounts receivable	(1,377)	(13,979)
Prepaid expenses and other current assets	(22,155)	(8,988)
Other assets	(3,201)	(6,316)
Accounts payable	(3,333)	9,063
Accrued expenses and other liabilities	15,225	10,571
Deferred revenue	40,614	48,827
Operating lease liabilities	(10,374)	8,464
Net cash used in operating activities	(128,959)	(44,460)
Cash flows from investing activities
Purchases of marketable securities	(72,216)	(61,923)
Sales of marketable securities	—	373
Maturities of marketable securities	110,204	124,588
Purchases of property and equipment	(3,140)	(40,303)
Capitalized internal-use software costs	(952)	(487)
Net cash provided by investing activities	33,896	22,248
Cash flows from financing activities
Proceeds from term loan, net of issuance costs	—	9,000
Repayment of term loan	(2,667)	(1,167)
Proceeds from private placement—related party, net of offering costs	347,384	—
Repurchases of common stock	(2)	(36)
Proceeds from exercise of stock options	4,627	12,827
Proceeds from employee stock purchase plan	17,115	13,350
Net cash provided by financing activities	366,457	33,974
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	(1,207)	178
Net increase in cash, cash equivalents, and restricted cash	270,187	11,940
Cash, cash equivalents, and restricted cash
Beginning of period	240,403	259,878
End of period	$510,590	$271,818

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2022	2021
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$509,091	$271,818
Restricted cash	1,499	—
Total cash, cash equivalents, and restricted cash	$510,590	$271,818

Supplemental cash flow data
Cash paid for income taxes	$3,617	$943
Cash paid for interest	$900	$611
Supplemental non-cash investing and financing information
Purchase of property and equipment in accounts payable and accrued expenses	$651	$818
Vesting of early exercised stock options	$595	$1,893
Issuance of common stock upon conversion of convertible notes—related party	$—	$368,459
Private placement—related party offering costs not yet paid	$96	$—

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
A large portion of the Company’s customers authorize the Company to bill their credit card accounts through the Company’s third-party payment processing partners, presenting additional credit risk. For the three and nine months ended October 31, 2022 and October 31, 2021, there was no individual customer that accounted for 10% or more of the Company’s revenues. No customer accounted for more than 10% of accounts receivable as of October 31, 2022 and January 31, 2022.
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
Note 3.    Revenues
Deferred Revenue and Remaining Performance Obligations
The Company recognized $32.1 million and $19.8 million of revenues during the three months ended October 31, 2022 and 2021, respectively, that were included in the deferred revenue balances at January 31, 2022 and 2021, respectively. The Company recognized $156.3 million and $95.6 million of revenues during the nine months ended October 31, 2022 and 2021, respectively, that were included in the deferred revenue balances at January 31, 2022 and 2021, respectively.
Deferred revenue that will be recognized within the next twelve months is recorded as current deferred revenue, and the remaining portion is recorded as noncurrent. As of October 31, 2022, the Company's remaining performance obligations from subscription contracts was $271.6 million, of which the Company expects to recognize approximately 86% as revenues over the next 12 months and the remainder thereafter.
Deferred Contract Acquisition Costs
Deferred contract acquisition costs are amortized over a period of benefit of three years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in the software-as-a-service industry.
The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Beginning balance	$28,227	$16,974	$22,771	$12,093
Capitalization of contract acquisition costs	7,399	4,268	19,427	12,771
Amortization of deferred contract acquisition costs	(3,937)	(2,317)	(10,509)	(5,939)
Ending balance	$31,689	$18,925	$31,689	$18,925

Deferred contract acquisition costs, current	$15,513	$9,099	$15,513	$9,099
Deferred contract acquisition costs, noncurrent	16,176	9,826	16,176	9,826
Total deferred contract acquisition costs	$31,689	$18,925	$31,689	$18,925
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 4.    Fair Value Measurements
The following table summarizes, for assets and liabilities measured at fair value, the respective fair value and classification by level of input within the fair value hierarchy (in thousands):

	October 31, 2022
	Level 1	Level 2	Level 3	Total
Current Assets
Cash equivalents
Money market funds	$121,075	$—	$—	$121,075
Total cash equivalents	$121,075	$—	$—	$121,075
Marketable securities
U.S. government agency securities	$25,848	$—	$—	$25,848
Commercial paper	—	472	—	472
Corporate bonds	—	10,002	—	10,002
Total marketable securities	$25,848	$10,474	$—	$36,322

Total assets	$146,923	$10,474	$—	$157,397

	January 31, 2022
	Level 1	Level 2	Level 3	Total
Current Assets
Cash equivalents
Money market funds	$176,855	$—	$—	$176,855
Total cash equivalents	$176,855	$—	$—	$176,855
Marketable securities
Commercial paper	$—	$44,943	$—	$44,943
Corporate bonds	—	26,685	—	26,685
Total marketable securities	$—	$71,628	$—	$71,628

Non-current Assets
Corporate bonds	$—	$2,760	$—	$2,760
Total assets	$176,855	$74,388	$—	$251,243

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the Company's investments in marketable securities on the condensed consolidated balance sheets (in thousands):

	October 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current Assets
U.S. government agency securities	$25,891	$—	$(43)	$25,848
Commercial paper	473	—	(1)	472
Corporate bonds	10,054	—	(52)	10,002
Total marketable securities	$36,418	$—	$(96)	$36,322

Total assets	$36,418	$—	$(96)	$36,322

	January 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current Assets
Commercial paper	$44,951	$—	$(8)	$44,943
Corporate bonds	26,730	3	(48)	26,685
Total marketable securities	$71,681	$3	$(56)	$71,628

Non-current Assets
Corporate bonds	$2,774	$—	$(14)	$2,760
Total assets	$74,455	$3	$(70)	$74,388
The Company periodically evaluates its investments for expected credit losses. The unrealized losses on the available-for-sale securities were primarily due to unfavorable changes in interest rates subsequent to the initial purchase of these securities. Gross unrealized losses of the Company’s available-for-sale securities that have been in a continuous unrealized loss position for 12 months or longer were immaterial as of October 31, 2022 and January 31, 2022. The Company expects to recover the full carrying value of its available-for-sale securities in an unrealized loss position as it does not intend or anticipate a need to sell these securities prior to recovering the associated unrealized losses. The Company also expects any credit losses would be immaterial based on the high-grade credit rating for each of such available-for-sale securities. As a result, the Company does not consider any portion of the unrealized losses as of October 31, 2022 or January 31, 2022 to represent credit losses.
In April 2020, the Company entered into a five-year $40.0 million term loan agreement with Silicon Valley Bank (the “Existing Credit Facility”). As of October 31, 2022, $40.0 million was drawn and $35.7 million was outstanding under this term loan. The fair value of the term loan approximates its carrying value since the interest rate is at market. The Existing Credit Facility was terminated on November 7, 2022, in connection with the entry by the Company into the Credit Agreement (as defined and further described in Note 16. Subsequent Events below).
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
Note 5.    Balance Sheet Components
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	October 31, 2022	January 31, 2022
Desktop and other computer equipment	$1,707	$2,217
Furniture and fixtures	9,504	8,788
Leasehold improvements	96,242	94,458
Capitalized internal-use software	13,686	12,249
Construction in progress[1]	1,158	1,327
Total gross property and equipment	122,297	119,039
Less: Accumulated depreciation and amortization	(27,665)	(19,407)
Total property and equipment, net	$94,632	$99,632
__________________
1 Construction in progress is primarily related to the build-out and improvements across the Company’s global offices. Refer to Note 9. Leases for additional information.
Depreciation and amortization expense was $3.2 million and $3.1 million for the three months ended October 31, 2022 and 2021, respectively and $9.5 million and $5.5 million for the nine months ended October 31, 2022 and 2021, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	October 31, 2022	January 31, 2022
Prepaid expenses	$23,970	$22,970
Deferred contract acquisition costs, current	15,513	10,797
Other current assets	11,472	6,511
Total prepaid expenses and other current assets	$50,955	$40,278
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	October 31, 2022	January 31, 2022
Accrued payroll liabilities	$16,158	$16,906
Accrued taxes for fringe benefits	7,092	3,953
Accrued advertising expenses	9,014	9,359
Accrued property and equipment	445	465
Accrued consulting expenses	5,682	4,303
Accrued sales and value-added taxes	11,860	7,219
Other liabilities	25,181	18,710
Total accrued expenses and other current liabilities	$75,432	$60,915

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
Interest expense related to the Convertible Notes recorded prior to the conversion was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Amortization of debt discount	$—	$—	$—	$10,628
Contractual interest expense	—	—	—	6,670
Total interest expense	$—	$—	$—	$17,298
Note 7.     Debt
In April 2020, the Company entered into the Existing Credit Facility with Silicon Valley Bank with a maturation date of April 2025. As of October 31, 2022, $40.0 million was drawn and $35.7 million was outstanding under this term loan. As of October 31, 2022, the Company was in compliance with all financial covenants related to the term loan. The Existing Credit Facility was terminated on November 7, 2022 in connection with the entry by the Company into the Credit Agreement (as defined and further described in Note 16. Subsequent Events below).

The net carrying amount of the term loan was as follows (in thousands):

	October 31, 2022	January 31, 2022
Principal	$35,667	$38,333
Accrued interest	161	74
Unamortized loan issuance costs	(42)	(54)
Net carrying amount	$35,786	$38,353

Term loan, current	$5,328	$3,741
Term loan, noncurrent	$30,458	$34,612
Note 8.     Commitments and Contingencies
Standby Letters of Credit
As of October 31, 2022, the Company had several letters of credit outstanding related to its operating leases totaling $23.5 million. The letters of credit expire at various dates between 2023 and 2034.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Purchase Commitments
In January 2021, the Company entered into a 60-month contract with Amazon Web Services for hosting-related services. Pursuant to the terms of the contract, the Company is required to spend a minimum of $103.5 million over the term of the agreement. The commitment may be offset by up to $7.3 million in additional credits subject to the Company meeting certain conditions of the agreement, of which $5.0 million have been earned as of October 31, 2022 and the remainder of which the Company has determined are probable to be earned. As of October 31, 2022, the Company had purchase commitments remaining of $60.4 million for hosting-related services and $21.8 million with various parties primarily for software-based services which are not reflected on the Company’s condensed consolidated balance sheet.
Indemnification Agreements
The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against any liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual.
Additionally, in the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which it agrees to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. For the nine months ended October 31, 2022 and 2021, no demands have been made upon the Company to provide indemnification under such agreements, and there are no claims that the Company is aware of that could have a material adverse effect on its financial position, results of operations, or cash flows.
Contingencies
From time to time in the normal course of business, the Company may be subject to various claims and other legal matters arising in the ordinary course of business. As of October 31, 2022, the Company believes that none of its current legal proceedings would have a material adverse effect on its financial position, results of operations, or cash flows.
Note 9.     Leases
The Company leases real estate facilities under non-cancelable operating leases with various expiration dates through fiscal 2034. The Company has no lease agreements that are classified as finance leases.
The components of lease costs, lease term, and discount rate for operating leases are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Operating lease costs (in thousands)	$9,444	$9,545	$26,993	$27,909
Short-term lease costs (in thousands)	718	955	2,204	2,580
Variable lease costs (in thousands)	644	91	1,665	688
Total lease costs (in thousands)	$10,806	$10,591	$30,862	$31,177

	October 31, 2022	October 31, 2021
Weighted-average remaining lease term (in years)	10.4	11.7
Weighted-average discount rate	9.6%	9.5%

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Supplemental cash flow information related to operating leases are as follows (in thousands):

	Nine Months Ended October 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$25,999	$25,544
Right-of-use assets obtained in exchange for new operating lease liabilities	$17,529	$5,864
The cash paid for the operating lease liability amount in 2021 in the table above has been updated to include all cash payments.
Future minimum lease payments (net of tenant improvement receivables) under non-cancelable operating leases with initial lease terms in excess of one year included in the Company’s lease liabilities as of October 31, 2022 are as follows (in thousands):

Fiscal year ending January 31,	Operating Lease Payments (Net)
2023	$8,742
2024	34,227
2025	32,598
2026	31,871
2027 and thereafter	261,508
Total undiscounted operating lease payments	$368,946
Less: imputed interest	(141,384)
Total operating lease liabilities	$227,562
The Company has additional operating lease arrangements for office space in San Francisco which had not yet commenced as of October 31, 2022. The San Francisco lease commences and rent payments begin in the first quarter of fiscal 2024 and will expire in the third quarter of fiscal 2029. The future minimum lease payments related to this lease totaled $30.2 million as of October 31, 2022.
The Company has an operating lease arrangement for office space in New York City, which commenced in August 2022 and expires in the first quarter of fiscal 2029. As part of the agreement, the Company was required to restrict $1.5 million of cash which is reflected on the condensed consolidated balance sheet as of October 31, 2022.
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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Numerator:
Net loss	$(100,905)	$(69,280)	$(312,742)	$(198,293)
Denominator:
Weighted-average shares used in calculating net loss per share, basic and diluted	204,657	185,022	195,261	172,684
Net loss per share, basic and diluted	$(0.49)	$(0.37)	$(1.60)	$(1.15)

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The potential shares of common stock that were excluded from the computation of diluted net loss per share for the period presented because including them would have been anti-dilutive are as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Stock options	12,405	16,238	12,405	16,238
Restricted stock units	12,048	8,629	12,048	8,629
Early exercised stock options	55	286	55	286
Shares issuable pursuant to the 2020 Employee Stock Purchase Plan	160	74	160	74
Total	24,668	25,227	24,668	25,227
As noted in Note 6. Convertible Notes—Related Party, the Convertible Notes were converted into 17,012,822 shares of the Company’s Class B Common Stock in July 2021. The shares underlying the Convertible Notes were previously excluded from diluted EPS because the effect would have been anti-dilutive.
Note 11. Stockholders’ Deficit
Common Stock
There are two classes of common stock that total 1,500,000,000 authorized shares: 1,000,000,000 authorized shares of Class A common stock and 500,000,000 authorized shares of Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 10 votes per share and is convertible into one share of Class A common stock. There were 127,203,023 shares of Class A common stock and 85,489,359 shares of Class B common stock issued and outstanding as of October 31, 2022.
All changes in the number of shares of common stock outstanding for the three and nine months ended October 31, 2022 and 2021, were related to changes in Class A common stock, other than the shares of Class B common stock issued in conversion of the Convertible Notes during the three and six months ended July 31, 2021.
Private Placement—Related Party
In September 2022, the Company issued and sold 19,273,127 shares of its Class A common stock to the Company’s CEO in a private placement transaction at a purchase price of $18.16 per share, based on the closing trading price of the Company’s Class A common stock on September 2, 2022, for aggregate gross proceeds of approximately $350 million. The Company incurred issuance costs related to the private placement of $2.7 million. The Company recorded the proceeds (net of issuance costs) of $347.3 million as additional paid-in capital within the condensed consolidated statements of stockholders’ equity for the three and nine months ended October 31, 2022.
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

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company has also issued RSUs pursuant to the 2012 Plan and 2020 Plan. RSUs granted generally vest on a predefined schedule over a period of two to four years contingent upon continuous service.
Shares of common stock purchased under the 2012 Plan or the 2020 Plan are subject to certain restrictions and repurchase rights.
Stock Options
Option activity under the Company’s combined stock plans is set forth below (in thousands, except years and per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balances at January 31, 2022	14,383	$3.02	6.1	$711,455
Options granted	—	—
Options exercised	(1,599)	2.89
Options cancelled	(379)	5.34
Balances at October 31, 2022	12,405	$2.96	5.3	$218,820
Vested and exercisable at October 31, 2022	10,615	$2.69	5.1	$190,098
Vested and expected to vest at October 31, 2022	12,461	$2.96	5.3	$219,758
The total intrinsic value of options exercised during the periods presented was as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Aggregate intrinsic value of options exercised (in thousands)	$6,531	$137,980	$47,586	$303,122
Early Exercise of Employee Options
The 2009 Plan and 2012 Plan allow for the early exercise of stock options. The consideration received for an early exercise of an option is considered to be a deposit of the exercise price, and the related dollar amount is recorded as a liability and reflected in accrued expenses and other current liabilities and other liabilities in the condensed consolidated balance sheets. This liability is reclassified to additional paid-in capital as the awards vest. If a stock option is early exercised, the unvested shares may be repurchased by the Company in case of employment termination at the price paid by the purchaser for such shares. Shares that were subject to repurchase totaled 55,351 and 286,068 at October 31, 2022 and 2021, respectively.
Restricted Stock Units
The Company’s RSU activity is set forth below (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested RSUs at January 31, 2022	8,812	$47.07	$462,426
RSUs granted	7,922	21.20
RSUs vested	(3,066)	40.61
RSUs cancelled/forfeited	(1,620)	36.80
Unvested RSUs at October 31, 2022	12,048	$33.09	$248,148
RSUs vested, not yet released at October 31, 2022	766	$33.54

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock-Based Compensation Expense
Stock-based compensation for stock-based awards to employees and non-employees in the Company’s condensed consolidated statements of operations for the periods below were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Cost of revenues	$461	$192	$1,200	$462
Research and development	25,030	14,351	70,606	34,741
Sales and marketing	15,018	7,138	43,028	16,641
General and administrative	7,482	4,172	21,000	10,421
Total stock-based compensation expense	$47,991	$25,853	$135,834	$62,265
The stock-based compensation expense related to options granted to non-employees for the three and nine months ended October 31, 2022 and 2021 were not material.
Total unrecognized compensation costs related to unvested awards not yet recognized under all equity compensation plans was as follows:

	October 31, 2022
	Unrecognized Expense (in thousands)	Weighted-Average Expected Recognition Period (in years)
Stock options	$5,037	1.4
RSUs	362,632	2.9
Total unrecognized stock-based compensation expense	$367,669	2.8
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
The ESPP provides for 24-month offering periods beginning September 16 and March 16 of each year, with each offering period consisting of four six-month purchase periods (except for the initial offering period which began on September 30, 2020 and ended on September 15, 2022), with purchase dates annually on March 15 and September 15. The purchase price of shares of Class A common stock in an offering will be the lesser of: (i) 85% of the fair market value of such shares of Class A common stock on the offering date, and (ii) 85% of the fair market value of such shares of Class A common stock on the applicable purchase date.
Current employees who purchase shares under the ESPP may not sell such shares prior to the first anniversary of such purchase date and such shares will be designated with an applicable resale restriction.
The Company recognized stock-based compensation expense related to the ESPP of $4.3 million and $1.6 million during the three months ended October 31, 2022 and 2021, respectively, and $8.0 million and $6.0 million during the nine months ended October 31, 2022 and 2021, respectively. As of October 31, 2022 and January 31, 2022, $2.8 million and $7.2 million, respectively, has been withheld in contributions from employees. As of October 31, 2022, total unrecognized compensation costs related to the ESPP was $19.7 million, which will be amortized over a weighted average vesting term of 1.2 years.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 12.    Interest Income and Other Income (Expense), Net
Interest income and other income (expense), net consist of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Interest income	$2,264	$187	$3,007	$363
Unrealized gains (losses) on foreign currency transactions	(211)	(629)	(602)	(632)
Other non-operating expense	(762)	(4)	(2,624)	(497)
Total interest income and other income (expense), net	$1,291	$(446)	$(219)	$(766)
Other non-operating expense consists primarily of realized foreign currency gains and losses on transactions in the periods presented.
Note 13.    Income Taxes
The Company's income tax expense was $0.6 million and $0.4 million for the three months ended October 31, 2022 and 2021, respectively, and $2.8 million and $1.3 million for the nine months ended October 31, 2022 and 2021, respectively, primarily due to income taxes in foreign jurisdictions.
Note 14.    Geographic Information
The following tables set forth revenues and long-lived assets, including operating lease ROU assets, by geographic area for the periods presented below (in thousands):
Revenues

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
United States	$85,976	$58,622	$238,600	$153,832
International	55,463	41,715	158,381	112,656
Total revenues	$141,439	$100,337	$396,981	$266,488
Revenues by geography are based on the billing address of the customer.
Long-Lived Assets

	October 31, 2022	January 31, 2022
United States	$268,095	$267,007
International	6,176	6,708
Total long-lived assets	$274,271	$273,715
Note 15.    Related Party Transactions
In January and June 2020, the Company issued Convertible Notes to a trust affiliated with the Company’s CEO. The Company elected to convert these Convertible Notes on July 1, 2021. See Note 6. Convertible Notes—Related Party for further details.
During the fiscal year ended January 31, 2020, the Company began leasing certain office facilities from a company affiliated with Board members of the Company. Rent payments made under these leases totaled $0.5 million and $0.5 million during the three months ended October 31, 2022 and 2021, respectively, and $1.4 million and $1.6 million during the nine months ended October 31, 2022 and 2021, respectively.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company has entered into an advertising agreement with a company affiliated with a Board member of the Company. Payments under this agreement totaled $0.5 million and $0.2 million during the three months ended October 31, 2022 and 2021, respectively, and $1.5 million and $0.7 million during the nine months ended October 31, 2022 and 2021, respectively.
The Company has entered into an advertising agreement with a company affiliated with a Board member of the Company. Payments under this agreement totaled $0.7 million during the three months ended October 31, 2022 and $2.5 million during the nine months ended October 31, 2022. This company was not a related party during the three and nine months ended October 31, 2021.
In September 2022, the Company issued and sold 19,273,127 shares of its Class A common stock to the Company’s CEO in a private placement transaction at a purchase price of $18.16 per share, based on the closing trading price of the Company’s Class A common stock on September 2, 2022, for aggregate gross proceeds of approximately $350 million. See Note 11. Stockholders’ Deficit for further details.
Note 16.     Subsequent Events
Credit Agreement
On November 7, 2022, the Company entered into a credit agreement (the “Credit Agreement”) with several banks and other financial institutions or entities (each, a “Lender”) for which Silicon Valley Bank (the “Administrative Agent”) is acting as issuing lender, administrative agent and collateral agent, under which the Company may incur loans in an aggregate principal amount not to exceed $150,000,000, consisting of a term loan facility in an aggregate principal amount equal to $50,000,000 and a revolving loan facility in an aggregate principal amount of up to $100,000,000, including a $30,000,000 letter of credit sub-facility (collectively, the “Facility”), which may be used to finance acquisitions permitted under the terms of the Credit Agreement, to refinance the Company’s obligations outstanding under the Existing Credit Facility, to pay related fees and expenses and for general corporate purposes. The Facility matures on November 7, 2026. The Facility refinances the Existing Credit Facility.
Borrowings under the Facility may be designated as ABR Loans or SOFR Loans, subject to certain terms and conditions under the Credit Agreement. ABR Loans accrue interest at a rate per year equal to 1.25% plus the highest of (a) the prime rate for the day, as published in the money rates section of the Wall Street Journal or any successor publication thereto, (b) the federal funds rate plus 0.50%, (c) the Adjusted Term SOFR Rate (defined below) for a one-month interest period in effect on such day (or if such day is not a business day, the immediately preceding business day) plus 1.00% and (d) 0.00%. Term SOFR Loans accrue interest at a rate per annum equal to (a) 2.25% plus (b) the greater of (i) 0.00% and (ii) the sum of (x) the forward-looking term rate for a period comparable to the applicable available tenor based on SOFR that is published by CME Group Benchmark Administration Ltd or a successor for the applicable interest period and (y) (1) if the applicable interest period is one month, 0.10%, (2) if the applicable interest period is three months, 0.10% or (c) if the applicable interest period is six months, 0.10% (the rate pursuant to clause (b), the “Adjusted Term SOFR Rate”).
The obligations under the Credit Agreement are secured by a lien on substantially all of the tangible and intangible property of the Company and by a pledge of all of the equity interests of the Company’s material subsidiaries, subject to certain limitations, including with respect to foreign subsidiaries. In addition, any material subsidiaries of the Company, subject to certain exclusions, including with respect to foreign subsidiaries, will be required to guaranty the obligations under the Credit Agreement and grant a lien and pledge, as applicable, on substantially all of their tangible and intangible property to secure the obligations under the Credit Agreement. In connection with entering into the Credit Agreement, and as a condition precedent to borrowing loans thereunder, the Company has entered into certain ancillary agreements, including, but not limited to, a guarantee and collateral agreement.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Credit Agreement includes customary conditions to borrowing and covenants, including restrictions on the Company’s ability to incur liens, incur indebtedness, make or hold investments, execute certain change of control transactions, business combinations or other fundamental changes to their business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions, subject to customary exceptions. In addition, the Credit Agreement contains financial covenants that require the Company to maintain a consolidated adjusted quick ratio of 1.25 to 1.00 tested on a quarterly basis, as well as a minimum cash adjusted EBITDA tested quarterly. The Credit Agreement contains customary events of default relating to, among other things, payment defaults, breach of covenants, cross acceleration to material indebtedness, bankruptcy-related defaults, judgment defaults, and the occurrence of certain change of control events. Non-compliance with one or more of the covenants and restrictions or the occurrence of an event of default could result in the full or partial principal balance of the Credit Agreement becoming immediately due and payable and termination of the commitments.
If an event of default occurs, the lenders under the Credit Agreement will be entitled to take various actions, including the termination of any undrawn commitments and the acceleration of amounts due under the Credit Agreement.
Reduction in force
On November 15, 2022, the Company authorized a plan to reduce its global headcount by approximately 9%. This plan was adopted as part of a restructuring intended to improve operational efficiencies and operating costs and better align the Company’s workforce with current business needs, top strategic priorities, and key growth opportunities.
The Company estimates that it will incur non-recurring charges of approximately $9-$11 million in connection with the headcount reductions, primarily related to cash expenditures for employee transition, notice period and severance payments, employee benefits, and related facilitation costs as well as non-cash expenditures related to the vesting of share-based awards. The costs associated with the restructuring will be included in the Company’s GAAP results, but will be excluded from the Company’s non-GAAP results. Of the total amounts above, $8-$10 million is expected to result in future cash outlays.
The Company expects that the majority of the restructuring charges will be incurred in the fourth quarter of fiscal 2023 and that the implementation of the headcount reductions, including cash payments, will be substantially complete by the end of the fourth quarter of fiscal 2023.
Potential position eliminations in each country are subject to local law and consultation requirements, which may extend this process beyond the fourth quarter of fiscal 2023 in limited cases. The charges that the Company expects to incur are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual expenses may differ materially from the estimates disclosed above.

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
Overview
Asana is a work management platform that helps teams orchestrate work, from daily tasks to cross-functional strategic initiatives. Over 135,000 paying customers use Asana to manage everything from product launches to marketing campaigns to organization-wide goal setting. Our platform adds structure to unstructured work, creating clarity, transparency, and accountability to everyone within an organization—individuals, team leads, and executives—so they understand exactly who is doing what, by when.
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
As of October 31, 2022, we had over 135,000 paying customers, compared to over 114,000 as of October 31, 2021. We define a customer as a distinct account, which could include a team, company, educational or government institution, organization, or distinct business unit of a company, that is on a paid subscription plan, a free version, or a free trial of one of our paid subscription plans. A single organization may have multiple customers. We define a paying customer as a customer on a paid subscription plan.
Customers Spending Over $5,000 and $100,000
We focus on growing the number of customers spending over $5,000 and $100,000 on an annualized basis as a measure of our ability to scale within organizations. We define customers spending over $5,000 and $100,000 as those organizations on a paid subscription plan that had $5,000 or more or $100,000 or more in annualized GAAP revenues in a given quarter, respectively, inclusive of discounts. As customers realize the productivity benefits we provide, our platform often becomes critical to managing their work and achieving their objectives, which drives further adoption and expansion opportunities, and results in higher annualized contract values. We believe that our ability to increase the number of these customers is an important indicator of the components of our business, including: the continued acquisition of new customers, retaining and expanding our user base within existing customers, our continued investment in product development and functionality required by larger organizations, and the strategic expansion of our direct sales force.

As of October 31, 2022, we had 18,700 customers spending over $5,000 who contributed approximately 73% and 71% of revenues, respectively, for the three and nine months then ended. As of October 31, 2021, we had 14,143 customers spending over $5,000 who contributed approximately 68% and 66% of revenues, respectively, for the three and nine months then ended.
As of October 31, 2022 and 2021, we had 493 and 277 customers, respectively, spending over $100,000.
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
As of October 31, 2022 and 2021, our dollar-based net retention rate was over 120%. As of October 31, 2022 and 2021, our dollar-based net retention rate for customers spending over $5,000 with us on an annualized basis was over 128% and 130%, respectively. As of October 31, 2022 and 2021, our dollar-based net retention rate for customers spending over $100,000 with us on an annualized basis was over 140% for both periods.
Impact of COVID-19 and Current Economic Conditions
At the onset of the COVID-19 pandemic, we temporarily closed our headquarters and other physical offices, required our employees and contractors to work remotely, and implemented travel restrictions, all of which represented a significant disruption in how we operate our business. While we have since re-opened our headquarters and certain other physical offices to employees, in-office collaboration is voluntary in times of increased community spread, and could therefore in future be affected should the severity of the pandemic worsen. We anticipate that operations may therefore continue to be affected by the COVID-19 pandemic. Additionally, as our global offices have re-opened in stages, we have incurred and expect to incur incremental expenses as we resume onsite services and related in-office costs. The operations of our partners and customers have likewise been disrupted, with a disproportionate impact on smaller businesses that were particularly affected by the pandemic. This impact was most evident in our overall dollar-based-net-retention rate, which declined early in the pandemic but has since returned to pre-pandemic levels. We do not yet know how businesses, customers, or our partners will operate in a post COVID-19 environment. There may be additional costs or impacts to our business and operations, including as our employees begin to return to our offices and resume activities, such as travel, which could adversely affect our business, results of operations, and financial condition during future periods. Additionally, other recent macroeconomic events including elevated inflation, the U.S. Federal Reserve raising interest rates, supply chain disruptions, fluctuations in currency exchange rates, and the Russian invasion of Ukraine, have led to further economic uncertainty.
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
We continue to make strategic investments in our sales and marketing organization, and we expect sales and marketing expenses to remain our largest operating expense in dollar amount. We expect our sales and marketing expenses to continue to increase in dollar amount but to decrease as a percentage of revenues over time, although the percentage may fluctuate from quarter to quarter depending on the extent and timing of our initiatives.
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(in thousands)
Revenues	$141,439	$100,337	$396,981	$266,488
Cost of revenues (1)	15,160	9,581	41,354	27,364
Gross profit	126,279	90,756	355,627	239,124
Operating expenses:
Research and development (1)	75,509	53,788	215,947	142,209
Sales and marketing (1)	113,713	73,295	320,228	194,009
General and administrative (1)	38,165	31,761	128,064	81,027
Total operating expenses	227,387	158,844	664,239	417,245
Loss from operations	(101,108)	(68,088)	(308,612)	(178,121)
Interest income and other income (expense), net	1,291	(446)	(219)	(766)
Interest expense	(457)	(353)	(1,125)	(18,078)
Loss before provision for income taxes	(100,274)	(68,887)	(309,956)	(196,965)
Provision for income taxes	631	393	2,786	1,328
Net loss	$(100,905)	$(69,280)	$(312,742)	$(198,293)

__________________
(1)Amounts include stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(in thousands)
Cost of revenues	$461	$192	$1,200	$462
Research and development	25,030	14,351	70,606	34,741
Sales and marketing	15,018	7,138	43,028	16,641
General and administrative	7,482	4,172	21,000	10,421
Total stock-based compensation expense	$47,991	$25,853	$135,834	$62,265

The following table sets forth the components of our statements of operations data, for each of the periods presented, as a percentage of revenues.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(percent of revenues)
Revenues	100%	100%	100%	100%
Cost of revenues	11	10	10	10
Gross margin	89	90	90	90
Operating expenses:
Research and development	53	54	54	53
Sales and marketing	80	73	81	73
General and administrative	27	32	32	30
Total operating expenses	161	158	167	157
Loss from operations	(71)	(68)	(78)	(67)
Interest income and other income (expense), net	*	*	*	*
Interest expense	*	*	*	(7)
Loss before provision for income taxes	(71)	(69)	(78)	(74)
Provision for income taxes	*	*	*	*
Net loss	(71)%	(69)%	(79)%	(74)%
_______________
* Less than 1%
Note: Certain figures may not sum due to rounding.
Comparison of Three Months Ended October 31, 2022 to Three Months Ended October 31, 2021
Revenues

	Three Months Ended October 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenues	$141,439	$100,337	$41,102	41%
Revenues increased $41.1 million, or 41%, during the three months ended October 31, 2022 compared to the three months ended October 31, 2021. The increase in revenues was primarily due to the addition of new paying customers, a continued shift in our sales mix toward our higher priced subscription plans, such as Enterprise and Business plans, and revenues generated from our existing paying customers expanding their use of our solution as reflected by our dollar-based net retention rate of over 120% as of October 31, 2022.

Cost of Revenues and Gross Margin

	Three Months Ended October 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Cost of revenues	$15,160	$9,581	$5,579	58%
Gross margin	89%	90%
Cost of revenues increased $5.6 million, or 58%, during the three months ended October 31, 2022 compared to the three months ended October 31, 2021. The increase was primarily due to an increase of $2.2 million in third-party hosting costs as we increased capacity to support customer usage and growth of our customer base, an increase of $1.7 million in personnel-related costs due to increased headcount, an increase of $1.0 million in credit card processing fees, and an increase of $0.3 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure.
Our gross margin decreased during the three months ended October 31, 2022 compared to the three months ended October 31, 2021 primarily due to increased third-party hosting costs, personnel-related expenses, and credit card processing fees.
Operating Expenses

	Three Months Ended October 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Research and development	$75,509	$53,788	$21,721	40%
Sales and marketing	113,713	73,295	40,418	55%
General and administrative	38,165	31,761	6,404	20%
Total operating expenses	$227,387	$158,844	$68,543	43%
Research and Development
Research and development expenses increased $21.7 million, or 40%, during the three months ended October 31, 2022 compared to the three months ended October 31, 2021. The increase was primarily due to $19.5 million in personnel-related costs due to increased headcount, an increase of $1.9 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure, an increase of $0.7 million in equipment and related costs, partially offset by an increase of $1.1 million in capitalized software.
Sales and Marketing
Sales and marketing expenses increased $40.4 million, or 55%, during the three months ended October 31, 2022 compared to the three months ended October 31, 2021. The increase was primarily due to an increase of $23.5 million in personnel-related costs due to increased headcount, an increase of $10.5 million in fees to marketing vendors, an increase of $2.5 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure, an increase of $2.2 million in travel and entertainment costs, and an increase of $1.1 million in equipment and related costs.
General and Administrative
General and administrative expenses increased $6.4 million, or 20%, during the three months ended October 31, 2022 compared to the three months ended October 31, 2021. The increase was primarily due to an increase of $6.2 million in personnel-related costs due to increased headcount, an increase of $1.1 million in cloud computing arrangement costs, an increase of $0.5 million in equipment and related costs, an increase of $0.3 million in travel and entertainment costs, partially offset by a decrease of $1.7 million in other operating expenses primarily due to a decrease in value-added tax expenses and a decrease of $0.4 million in fees to third party support vendors.

Interest Income, Interest Expense, and Other Income (Expense), Net

	Three Months Ended October 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Interest income and other income (expense), net	$1,291	$(446)	$1,737	(389)%
Interest expense	(457)	(353)	(104)	29%
Interest income and other income (expense), net increased $1.7 million during the three months ended October 31, 2022 compared to the three months ended October 31, 2021 due primarily to an increase in interest income on marketable securities partially offset by other non-operating losses. Interest expense increased by $0.1 million during the three months ended October 31, 2022 compared to the three months ended October 31, 2021, primarily due to an increase in interest rates.
Comparison of Nine Months Ended October 31, 2022 to Nine Months Ended October 31, 2021
Revenues

	Nine Months Ended October 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenues	$396,981	$266,488	$130,493	49%
Revenues increased $130.5 million, or 49%, during the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021. The increase in revenues was primarily due to the addition of new paying customers, a continued shift in our sales mix toward our higher priced subscription plans, such as Enterprise and Business plans, and revenues generated from our existing paying customers expanding their use of our solution as reflected by our dollar-based net retention rate of over 120% as of October 31, 2022.
Cost of Revenues and Gross Margin

	Nine Months Ended October 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Cost of revenues	$41,354	$27,364	$13,990	51%
Gross margin	90%	90%
Cost of revenues increased $14.0 million, or 51%, during the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021. The increase was primarily due to an increase of $5.8 million in third-party hosting costs as we increased capacity to support customer usage and growth of our customer base, an increase of $4.1 million in personnel-related costs due to increased headcount, an increase of $1.8 million in credit card processing fees, an increase of $0.9 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure, and an increase of $0.6 million in fees to third-party support vendors.
Our gross margin remained constant during the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021.

Operating Expenses

	Nine Months Ended October 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Research and development	$215,947	$142,209	$73,738	52%
Sales and marketing	320,228	194,009	126,219	65%
General and administrative	128,064	81,027	47,037	58%
Total operating expenses	$664,239	$417,245	$246,994	59%
Research and Development
Research and development expenses increased $73.7 million, or 52%, during the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021. The increase was primarily due to an increase of $63.7 million in personnel-related costs due to increased headcount, an increase of $5.0 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure, an increase of $2.3 million in technology infrastructure costs, an increase of $1.2 million in depreciation related to the build-out of our corporate headquarters in San Francisco, partially offset by an increase of $0.8 million in capitalized software.
Sales and Marketing
Sales and marketing expenses increased $126.2 million, or 65%, during the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021. The increase was primarily due to an increase of $82.4 million in personnel-related costs due to increased headcount, an increase of $22.4 million in fees to marketing vendors, an increase of $9.4 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure, an increase of $3.8 million in fees to third party support vendors, an increase of $3.3 million in travel and entertainment costs, an increase of $3.2 million in equipment and related costs, and an increase of $1.5 million in depreciation related to the build-out of our corporate headquarters in San Francisco, partially offset by a decrease of $0.8 million in professional services.
General and Administrative
General and administrative expenses increased $47.0 million, or 58%, during the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021. The increase was primarily due to an increase of $31.3 million in personnel-related costs due to increased headcount, an increase of $4.4 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure, an increase of $3.3 million in fees to third party support vendors, an increase of $2.0 million in other operating expenses, an increase of $1.3 million in equipment and related expenses, an increase of $1.0 million in cloud computing arrangement costs, an increase of $1.0 million in professional services, and an increase of $0.8 million in depreciation related to the build-out of our corporate headquarters in San Francisco.
Interest Income, Interest Expense, and Other Income (Expense), Net

	Nine Months Ended October 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Interest income and other income (expense), net	$(219)	$(766)	$547	(71)%
Interest expense	(1,125)	(18,078)	16,953	(94)%
Interest income and other income (expense), net increased $0.5 million during the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021 due primarily to a decrease in realized losses from our investments in marketable securities and on foreign currency transactions and an increase in interest income. Interest expense decreased by $17.0 million during the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021, primarily due to the conversion of the senior mandatory convertible promissory notes during the three months ended July 31, 2021 previously issued to a trust affiliated with our CEO.

Non-GAAP Financial Measures
The following tables present certain non-GAAP financial measures for each period presented below. In addition to our results determined in accordance with GAAP, we believe these non-GAAP financial measures are useful in evaluating our operating performance. See below for a description of the non-GAAP financial measures and their limitations as an analytical tool.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(in thousands)
Non-GAAP loss from operations	$(52,573)	$(41,278)	$(169,916)	$(113,163)
Non-GAAP net loss	$(52,370)	$(42,470)	$(174,046)	$(116,037)
Free cash flow	$(48,517)	$(29,498)	$(133,049)	$(46,429)
Non-GAAP Loss From Operations and Non-GAAP Net Loss
We define non-GAAP loss from operations as loss from operations plus stock-based compensation expense and the related employer payroll tax associated with restricted stock units, or RSUs, as well    as non-recurring costs, such as expenses related to the Direct Listing. The amount of employer payroll tax-related items on employee stock transactions is dependent on our stock price and other factors that are beyond our control and that do not correlate to the operation of the business. When evaluating the performance of our business and making operating plans, we do not consider these items (for example, when considering the impact of equity award grants, we place a greater emphasis on overall stockholder dilution rather than the accounting charges associated with such grants). We believe it is useful to exclude these expenses in order to better understand the long-term performance of our core business, to facilitate comparison of our results to those of peer companies, and to facilitate comparison over multiple periods.
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
The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.
Non-GAAP Loss From Operations

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(in thousands)
Loss from operations	$(101,108)	$(68,088)	$(308,612)	$(178,121)
Add:
Stock-based compensation and related employer payroll tax associated with RSUs	48,535	26,810	138,696	64,958
Non-GAAP loss from operations	$(52,573)	$(41,278)	$(169,916)	$(113,163)

Non-GAAP Net Loss

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(in thousands)
Net loss	$(100,905)	$(69,280)	$(312,742)	$(198,293)
Add:
Stock-based compensation and related employer payroll tax associated with RSUs	48,535	26,810	138,696	64,958
Amortization of discount on convertible notes	—	—	—	10,628
Non-cash interest expense	—	—	—	6,670
Non-GAAP net loss	$(52,370)	$(42,470)	$(174,046)	$(116,037)

Free Cash Flow

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(in thousands)
Net cash provided by investing activities	$51,977	$19,161	$33,896	$22,248
Net cash provided by financing activities	$355,323	$10,582	$366,457	$33,974
Net cash used in operating activities	$(46,178)	$(28,500)	$(128,959)	$(44,460)
Less:
Purchases of property and equipment	(1,457)	(10,746)	(3,140)	(40,303)
Capitalized internal-use software costs	(882)	(191)	(952)	(487)
Add:
Purchases of property and equipment for build-out of corporate headquarters	—	9,939	2	38,551
Direct listing expenses paid	—	—	—	270
Free cash flow	$(48,517)	$(29,498)	$(133,049)	$(46,429)

Liquidity and Capital Resources
Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock and common stock, the issuance of senior mandatory convertible promissory notes in January and June 2020 to a trust affiliated with our CEO, cash generated from the sale of subscriptions to our platform, and financing activities including the private placement transaction with our CEO. We have generated losses from our operations as reflected in our accumulated deficit of $1,142.5 million as of October 31, 2022 and negative cash flows from operating activities for the nine months ended October 31, 2022 and 2021.
As of October 31, 2022, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $545.4 million.
In April 2020, we entered into a five-year $40.0 million term loan agreement with Silicon Valley Bank, or the Existing Credit Facility. The agreement provides for a senior secured term loan facility, in an aggregate principal amount of up to $40.0 million, to be used for the construction of our new corporate headquarters. Interest will accrue on any outstanding balance at a floating rate per annum equal to the prime rate (as publicly announced from time to time by the Wall Street Journal) plus an applicable margin equal to either (a) 0% if our unrestricted cash at the lender is equal to or less than $80.0 million, or (b) (0.5)% if our unrestricted cash at the lender is between $80.0 million and $100.0 million, or (c) (1.0)% if our unrestricted cash balance at the lender is equal to or greater than $100.0 million. Interest shall be payable monthly. As of October 31, 2022, $40.0 million was drawn and $35.7 million was outstanding under this term loan. The Existing Credit Facility was terminated on November 7, 2022 in connection with the entry by the Company into the Credit Agreement (as defined and further described in Note 16. Subsequent Events).
In September 2022, we issued and sold 19,273,127 shares of our Class A common stock to our CEO in a private placement transaction at a purchase price of $18.16 per share, based on the closing trading price of the Company’s Class A common stock on September 2, 2022, for aggregate proceeds of $350 million. See Note 11. Stockholders’ Deficit for details.
A substantial source of our cash provided by operating activities is our customer billings for subscription to our platform. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is included on our condensed consolidated balance sheets as a liability and is recorded as revenues over the term of the subscription agreement. As of October 31, 2022, we had $214.8 million of deferred revenue, of which $212.2 million was recorded as a current liability. This deferred revenue will be recognized as revenues when all of the revenue recognition criteria are met.
We assess our liquidity primarily through our cash on hand as well as the projected timing of billings under contract with our paying customers and related collection cycles. We believe our current cash, cash equivalents, marketable securities, and amounts available under our senior secured term loan facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Our future capital measurements will depend on many factors, including our revenue growth rate, subscription renewal activity, billing frequency, our dollar-based-net-retention rate, the timing and extent of spending to support our research and development efforts, particularly for the introduction of new and enhanced products and features, the performance of sales and marketing activities, costs associated with international expansion, additional capital expenditures to invest in existing and new office spaces, as well as increased general and administrative expenses to support being a publicly traded company. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may seek to raise additional funds at any time through equity, equity-linked arrangements, and debt. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition would be adversely affected. Additionally, cash from operations could also be affected by various risks and uncertainties in connection with the impact of an economic downturn or recession, the COVID-19 pandemic, significant market volatility in the global economy, timing and ability to collect payments from our customers and other risks detailed in “Part II—Other Information, Item 1A. Risk Factors.”

Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended October 31,
	2022	2021

	(in thousands)
Net cash used in operating activities	$(128,959)	$(44,460)
Net cash provided by investing activities	33,896	22,248
Net cash provided by financing activities	366,457	33,974
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
Net cash used in operating activities of $129.0 million for the nine months ended October 31, 2022 reflects our net loss of $312.7 million, adjusted by non-cash items such as stock-based compensation expense of $135.8 million, non-cash lease expense of $11.4 million, amortization of deferred contract acquisition costs of $10.5 million, depreciation and amortization of $9.5 million, provision for expected credit losses of $1.0 million, and net cash inflows of $15.4 million from changes in our operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities primarily consisted of a $40.6 million increase in deferred revenue, resulting from increased billings for subscriptions and a $15.2 million increase in accrued expenses and other liabilities primarily from increases in accrued sales and value-added taxes as well as other liabilities. These amounts were partially offset by a $22.2 million increase in prepaid expenses and other current assets related to an increase in other current assets and deferred contract acquisition costs, a $10.4 million decrease in operating lease liabilities, a $3.3 million decrease in accounts payable, a $3.2 million increase in other assets, and a $1.4 million increase in accounts receivable.
Net cash used in operating activities of $44.5 million for the nine months ended October 31, 2021 reflects our net loss of $198.3 million, adjusted by non-cash items such as stock-based compensation expense of $62.3 million, non-cash lease expense of $13.2 million, amortization of discount on convertible notes and term loan issuance costs of $10.6 million, non-cash interest expense of $6.7 million, amortization of deferred contract acquisition costs of $5.9 million, depreciation and amortization of $5.5 million, provision for doubtful accounts of $1.2 million, and net cash inflows of $47.6 million from changes in our operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities primarily consisted of a $48.8 million increase in deferred revenue, resulting from increased billings for subscriptions, a $10.6 million increase in accrued expenses and other liabilities primarily from an increase in accrued consulting expenses, accrued sales and value-added taxes, and accrued interest on the term loan, a $9.1 million increase in accounts payable, and a $8.5 million increase in operating lease liabilities. These amounts were partially offset by a $14.0 million increase in accounts receivable due to higher customer billings, a $9.0 million increase in prepaid expenses and other current assets related to an increase in deferred contract acquisition costs, and a $6.3 million increase in other assets.
Investing Activities
Net cash provided by investing activities of $33.9 million for the nine months ended October 31, 2022 consisted of $110.2 million in maturities of marketable securities. This was partially offset by $72.2 million in purchases of marketable securities, $3.1 million in purchases of property and equipment from an increase in leasehold improvements and furniture and fixtures, and $1.0 million in capitalized internal-use software costs.
Net cash provided by investing activities of $22.2 million for the nine months ended October 31, 2021 consisted of $124.6 million in maturities of marketable securities and $0.4 million in sales of marketable securities. This was partially offset by $61.9 million in purchases of marketable securities, $40.3 million in purchases of property and equipment from an increase in leasehold improvements and furniture and fixtures primarily related to the build out of our new headquarters, and $0.5 million in capitalized internal-use software costs.

Financing Activities
Net cash provided by financing activities of $366.5 million for the nine months ended October 31, 2022 consisted of $347.4 million in proceeds from the private placement financing net of offering costs, $17.1 million in proceeds from our employee stock purchase plan, and $4.6 million in proceeds from the exercise of stock options, partially offset by $2.7 million for the repayment of our term loan.
Net cash provided by financing activities of $34.0 million for the nine months ended October 31, 2021 consisted of $13.4 million in proceeds from our employee stock purchase plan, $12.8 million in proceeds from the exercise of stock options, and $9.0 million in net proceeds from our term loan, partially offset by $1.2 million for the repayment of our term loan.
Contractual Obligations and Commitments
During the nine months ended October 31, 2022, there were no material changes in our contractual obligations and other commitments, as disclosed in our Annual Report on Form 10-K filed with the SEC on March 24, 2022.
For further information on our commitments and contingencies, refer to Note 8. Commitments and Contingencies in the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
In April 2020, we entered into the Existing Credit Facility with Silicon Valley Bank, as discussed in Liquidity and Capital Resources above. The Existing Credit Facility was terminated on November 7, 2022 in connection with the entry by the Company into the Credit Agreement (as defined and further described in Note 16. Subsequent Events).
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
There have been no changes to our critical accounting policies and estimates during the nine months ended October 31, 2022 as compared to those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K filed with the SEC on March 24, 2022.
Recent Accounting Pronouncements
See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures About Market Risk
We have operations in the United States and internationally, and we are exposed to certain market risks in the ordinary course of our business.
Interest Rate Risk
Our cash, cash equivalents, and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds, U.S. government securities, corporate bonds, and commercial paper. As of October 31, 2022, we had cash and cash equivalents of $509.1 million and marketable securities including non-current investments of $36.3 million. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. However, due to the short-term nature of our marketable securities, we do not believe we are materially exposed to changes in the fair value of our investment portfolio due to potential fluctuations in interest rates, and therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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
As exchange rates may fluctuate significantly between periods, our non-U.S. dollar denominated revenue and operating expenses may also experience significant fluctuations between periods as we convert these to U.S. dollars. Volatile market conditions arising from the macro environment have and may in the future result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar has and may in the future negatively affect our revenue expressed in U.S. dollars. In the nine months ended October 31, 2022, 21% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins. We disclose the impact of realized foreign currency gains and losses within Note 12. Interest Income and Other Income (Expense), Net. A hypothetical 10% change in foreign currency rates would not have resulted in material gain or losses for the nine months ended October 31, 2022 and 2021.

As the impact of foreign currency exchange rates are not projected to be material to our operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of October 31, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•strategically expand our sales force and leverage our existing sales capacity;
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
We have incurred net losses in each fiscal year since our founding. We generated net losses of $312.7 million and $198.3 million for the nine months ended October 31, 2022 and 2021, respectively. As of October 31, 2022, we had an accumulated deficit of $1,142.5 million. We do not expect to be profitable in the near future, and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. These losses reflect, among other things, the significant investments we made to develop and commercialize our platform, serve our existing customers, and broaden our customer base.
We expect to continue to make future investments and expenditures related to the growth of our business, including:
•strategic investment in our sales and marketing activities;
•continued investments in research and development to introduce new features and enhancements to our platform;
•hiring employees necessary to support our goals;
•investments in infrastructure;
•leveraging our operations across our multiple geographies; and
•increasing costs associated with our general and administrative organization.
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
A significant part of our business strategy and culture is to focus on long-term growth and customer success over short-term financial results. For example, in the nine months ended October 31, 2022, we increased our operating expenses to $664.2 million as compared to $417.2 million in the nine months ended October 31, 2021. In the nine months ended October 31, 2022, our net loss increased to $312.7 million from $198.3 million in the nine months ended October 31, 2021. As a result, in the near and medium term, we may continue to operate at a loss, or our near- and medium-term profitability may be lower than it would be if our strategy were to maximize near- and medium-term profitability. We expect to continue making expenditures on sales and marketing efforts, and expenditures to grow our platform and develop new features, integrations, capabilities, and enhancements to our platform. Such expenditures may not result in improved business results or profitability over the long term. If we are ultimately unable to achieve or improve profitability at the level or during the time frame anticipated by securities or industry analysts and our stockholders, the trading price of our Class A common stock may decline.
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
•rising global interest rates, which may affect our customers’ spending patterns and our return on investments;

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
Our recent restructuring, announced on November 15, 2022, may not result in anticipated savings or operational efficiencies, could result in total costs and expenses that are greater than expected, and could disrupt our business.
On November 15, 2022, we authorized a plan to reduce our global headcount by approximately 9%. This plan was adopted as part of a restructuring intended to improve operational efficiencies and operating costs and better align our workforce with current business needs, top strategic priorities, and key growth opportunities. We may incur additional expenses not currently contemplated due to events associated with the reduction in force, for example, the reduction in force may have a future impact on other areas of our liabilities and obligations, which could result in losses in future periods. We may not realize, in full or in part, the anticipated benefits and savings from this restructuring due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. In addition, we may need to undertake additional workforce reductions or restructuring activities in the future.
Furthermore, our restructuring may be disruptive to our operations. For example, our workforce reduction could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. If employees who were not affected by the reduction in force seek alternative employment, this could result in unplanned additional expense to ensure adequate resourcing or harm our productivity. Our workforce reduction could also harm our ability to attract and retain qualified management, sales and marketing personnel who are critical to our business. Any failure to attract or retain qualified personnel could adversely affect our business.
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
To increase our revenues and achieve profitability, we must increase our customer base through various methods, including but not limited to, adding new customers, converting individuals, teams, and organizations using our free and trial versions into paying customers, and expanding usage within organizations. We encourage customers on our free and trial versions to upgrade to paid subscriptions plans and customers of our Premium plan to upgrade to our Business or Enterprise plans. Additionally, we seek to expand within enterprises by adding new customers, having organizations upgrade to our Business or Enterprise plans, or expanding their use of our platform into other departments within an organization. While we have experienced significant growth in the number of customers, we do not know whether we will continue to achieve similar customer growth rates in the future. Numerous factors may impede our ability to add new customers, convert individuals, teams, and organizations using our free and trial versions into paying customers, expand usage within organizations, and sell subscriptions to our platform, including but not limited to, our failure to attract and effectively train new sales and marketing personnel, failure to retain and motivate our current sales and marketing personnel, failure to develop or expand relationships with partners, failure to compete effectively against alternative products or services, failure to successfully deploy new features and integrations, failure to provide a quality customer experience and customer support, or failure to ensure the effectiveness of our marketing programs. Additionally, as we focus on increasing our sales to larger organizations, we will be required to deploy sophisticated and costly sales efforts, which may result in longer sales cycles. Sales efforts targeted at larger customers typically involve greater costs, longer sales cycles, greater competition, and less predictability in completing some of our sales. In the large enterprise market, the customer’s decision to use our platform can sometimes be an enterprise-wide decision, in which case, we will likely be required to provide greater levels of customer education to familiarize potential customers with the use and benefits of our platform, as well as training and support. In addition, larger enterprises may demand more customization, integration and support services, and features. As a result of these factors, these sales opportunities may require us to devote greater sales, research and development, and customer support resources to these customers, resulting in increased costs, lengthened sales cycles, and diversion of our own sales and professional services resources to a smaller number of larger customers. In addition, the ongoing COVID-19 pandemic and related precautionary measures we and other companies are taking are impacting our sales activity. For example, like many other companies, including our customers and prospects, many of our employees are working remotely, and business travel has only recently resumed. Limitations on travel and in-person meetings have interrupted and could continue to interrupt our sales activity, and though we have largely returned to normal operations in the second half of fiscal 2023, we cannot fully predict whether, for how long, or the extent to which the COVID-19 pandemic and related precautionary measures may continue to have an impact. If our efforts to sell to organizations of all sizes are not successful or do not generate additional revenues, our business, results of operations, and financial condition would suffer.

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
Moreover, our business is subscription based, and customers are not obligated to and may not renew their subscriptions after their existing subscriptions expire, and we cannot ensure that customers will renew subscriptions with a similar contract period, with the same or greater number of users, or for the same level of subscription plan or upgrade to Business and Enterprise plans. Customers may or may not renew their subscription plans as a result of a number of factors, including their satisfaction or dissatisfaction with our platform, our pricing or pricing structure, the pricing or capabilities of the products and services offered by our competitors, the effects of general economic conditions including a downturn or recession, rising inflation and rising interest rates, or customers’ budgetary constraints. If customers do not renew their subscriptions, renew on less favorable terms, or fail to add more individuals, teams, and organizations, or if we fail to upgrade individuals, teams, and organizations from our free or trial plans to our paid subscription plans, or expand the adoption of our platform within organizations, our revenues may decline or grow less quickly than anticipated, which would harm our business, results of operations, and financial condition. Additionally, we continue to monitor how COVID-19 may impact the adoption of our platform generally and our success in engaging with new customers and expanding relationships with existing customers. We also may continue to experience a reduction in renewal rates, particularly within our small and medium-sized customers, as well as reduced customer spend and delayed payments that could materially impact our business, results of operations, and financial condition in future periods. While we believe our revenues are relatively predictable in the near-term as a result of our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our operating results and overall financial performance until future periods. If we fail to predict customer demands, fail to sufficiently account for the impact of COVID-19 on our sales projections, or fail to attract new customers and maintain and expand new and existing customer relationships, our revenues may grow more slowly than expected, may not grow at all, or may decline, and our business may be harmed.
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
We derive, and expect to continue to derive, substantially all of our revenues from a single solution. As such, the continued growth in market demand for and market acceptance, including international market acceptance, of our platform is critical to our continued success. Demand for our platform is affected by a number of factors, some of which are beyond our control, such as the rate of market adoption of work management solutions; the timing of development and release of competing new products; the development and acceptance of new features, integrations, and capabilities for our platform; price, product, and service changes by us or our competitors; technological changes and developments within the markets we serve; growth, contraction, and rapid evolution of our market; and general economic conditions and trends including a downturn or recession, rising inflation and rising interest rates. If we are unable to continue to meet the demands of individuals, teams, and organizations or trends in preferences for work management solutions or to achieve more widespread market acceptance of our platform, our business, results of operations, and financial condition would be harmed. Changes in preferences of our current or potential customers may have a disproportionately greater impact on us than if we offered multiple products. In addition, some current and potential customers, particularly larger organizations, may develop or acquire their own tools or continue to rely on traditional tools and software for their work management solutions, which would reduce or eliminate their demand for our platform. If demand for our platform declines for any of these or other reasons, our business, results of operations, and financial condition would be adversely affected.
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
Failure to effectively develop and leverage our direct sales capabilities would harm our ability to expand usage of our platform within our customer base and achieve broader market acceptance of our platform.
Our ability to expand usage of our platform within our customer base and achieve broader market acceptance among businesses will depend to a significant extent on our ability to expand our sales operations successfully, particularly our direct sales efforts targeted at broadening use of our platform across departments and entire organizations. We plan to leverage our direct sales force, both domestically and internationally, to expand use of our platform within our customer base, and reach larger teams and organizations. We may additionally make strategic investments in expanding our sales capabilities in the future. We have invested and continue to invest financial and other resources to train and develop our direct sales force in order to complement our self-service go-to-market approach. Our business, results of operations, and financial condition will be harmed if our efforts do not generate a corresponding increase in revenues. We may not achieve anticipated revenue growth from our direct sales force if we are unable to leverage and develop talented direct sales personnel, if direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if we are unable to retain direct sales personnel. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require, and that developing and growing the skills of these personnel takes significant time and resource. Our ability to achieve revenue growth will depend, in large part, on our success in training and retaining sufficient numbers of capable sales personnel to support our growth.
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
To execute our business model, we must attract and retain highly qualified personnel. Competition for executive officers, software engineers, sales personnel, and other key personnel in our industry and in the San Francisco Bay Area, where our headquarters is located, and in other locations where we maintain offices, is intense. As we become a more mature company, we may find our recruiting efforts more challenging. The incentives to attract, retain, and motivate employees provided by our equity awards, or by other compensation arrangements, may not be as effective as in the past. Additionally, increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. Employee salaries and benefits expenses have increased as a result of economic growth and increased demand for business services among other wage-inflationary pressures and we cannot assure that they will not continue to rise. Many of the companies with which we compete for experienced personnel have greater resources than we have. Our recruiting efforts may also be limited by laws and regulations, such as restrictive immigration laws, and restrictions on travel or availability of visas (including during the ongoing COVID-19 pandemic). In addition, our recent reduction in force, and any future reductions in force or other restructuring intended to improve operational efficiencies and operating costs, may adversely affect our ability to attract and retain employees. If we do not succeed in attracting excellent personnel or retaining or motivating existing personnel, we may be unable to innovate quickly enough to support our business model or grow effectively.
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
For the nine months ended October 31, 2022, 40% of our revenues were generated from customers outside the United States. We have operations in multiple cities globally, including in San Francisco where we are headquartered. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. In addition, we will face risks in doing business internationally that could adversely affect our business and results of operations, including:
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
As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these risks. These factors and others could harm our ability to increase international revenues and, consequently, would materially impact our business and results of operations. Continuing to leverage our existing international operations and any potential entry into additional international markets will require significant management attention and financial resources. Our failure to successfully manage our international operations and the associated risks effectively could limit the future growth of our business.
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
We may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. Although we have only been required to pay income and value-added taxes in certain foreign jurisdictions to date, the amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws, or revised interpretations of existing tax laws and precedents, which could harm our liquidity and results of operations. In addition, the authorities in these jurisdictions could review our tax filings and impose additional tax, interest, and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which would harm us and our results of operations.
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
Historically, we have financed our operations and capital expenditures primarily through sales of our capital stock and debt securities that are convertible into our capital stock. In the future, we may raise additional capital through additional debt or equity financings to support our business growth, to respond to business opportunities, challenges, competitions, or unforeseen circumstances, or for other reasons. On an ongoing basis, we are evaluating sources of financing and may need to raise additional capital in the future. Our ability to obtain additional capital will depend on our development efforts, business plans, investor demand, operating performance, the condition of the capital markets, and other factors. If the overall economy is negatively impacted for an extended period, our results of operations, financial position and cash flows may be materially adversely affected. In addition, a severe prolonged economic downturn could result in a variety of risks to the business, including weakening our ability to develop potential businesses and a decreased ability to raise additional capital when needed on acceptable terms, if at all. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences, or privileges senior to the rights of existing stockholders, and existing stockholders may experience dilution. Further, if we are unable to obtain additional capital when required, or are unable to obtain additional capital on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges, competition, or unforeseen circumstances would be adversely affected.
Our operating activities may be restricted as a result of covenants related to the indebtedness under our Credit Agreement, and we may be required to repay the outstanding indebtedness in an event of default, which would have an adverse effect on our business.
On November 7, 2022, we entered into a credit agreement, or the Credit Agreement, with several banks and other financial institutions or entities for which Silicon Valley Bank is acting as issuing lender, administrative agent and collateral agent, under which we may incur loans in an aggregate principal amount not to exceed $150,000,000, consisting of a term loan facility in an aggregate principal amount equal to $50,000,000 and a revolving loan facility in an aggregate principal amount of up to $100,000,000, including a $30,000,000 letter of credit sub-facility, or, collectively, the Facility. The Credit Agreement includes customary conditions to borrowing and covenants, including restrictions on our ability to incur liens, incur indebtedness, make or hold investments, execute certain change of control transactions, business combinations or other fundamental changes to their business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions, subject to customary exceptions. In addition, the Credit Agreement contains financial covenants that require us to maintain a consolidated adjusted quick ratio of 1.25 to 1.00 tested on a quarterly basis, as well as a minimum cash adjusted EBITDA tested quarterly. The Credit Agreement contains customary events of default relating to, among other things, payment defaults, breach of covenants, cross acceleration to material indebtedness, bankruptcy-related defaults, judgment defaults, and the occurrence of certain change of control events. Non-compliance with one or more of the covenants and restrictions or the occurrence of an event of default could result in the full or partial principal balance of the Credit Agreement becoming immediately due and payable and termination of the commitments. Our business may be adversely affected by these restrictions on our ability to operate our business.
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
Dustin Moskovitz, our co-founder, President, Chief Executive Officer, Chair, and largest stockholder, beneficially owns a significant percentage of our outstanding Class A common stock and Class B common stock, together, representing a majority of the voting power of our capital stock as of October 31, 2022. On July 1, 2021, pursuant to the terms of two 3.5% senior mandatory convertible promissory notes due 2025 or the “Convertible Notes”, and upon meeting the closing trading price criteria for optional conversion by Asana, we elected to convert the Convertible Notes into 17,012,822 shares of our Class B common stock. The Convertible Notes were held by a trust affiliated with Mr. Moskovitz and the shares were accordingly issued to the trust. The conversion of the Convertible Notes therefore increased Mr. Moskovitz’s voting power. Mr. Moskovitz could exert substantial influence over matters requiring approval by our stockholders. This concentration of ownership may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
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
We may issue our capital stock or securities convertible into our capital stock from time to time in connection with a financing, acquisition, investments, or otherwise. Additional issuances of our stock will result in dilution to existing holders of our stock. Also, the exercise of stock options to purchase our stock and the settlement of RSUs will result in further dilution. The amount of dilution could be substantial depending upon the size of the issuance or exercise. In January and June 2020, we issued and sold the Convertible Notes to the Dustin Moskovitz Trust, an affiliated trust of Mr. Moskovitz, for an aggregate principal amount of $450.0 million, that, if converted prior to their maturity, would convert into a number of shares of our Class B common stock between an aggregate of 17,012,822 and 27,220,504 shares. On July 1, 2021, pursuant to the terms of the Convertible Notes, upon meeting the closing trading price criteria for optional conversion by Asana, we elected to convert all remaining amounts outstanding under the Convertible Notes into shares of our Class B Common Stock at the applicable minimum conversion rate set forth in the Convertible Notes, for the issuance of an aggregate of 17,012,822 shares of Class B Common Stock to the Dustin Moskovitz Trust. On September 7, 2022, we issued and sold 19,273,127 shares of our Class A Common Stock to our CEO in a private placement transaction, at a purchase price of $18.16 per share, based on the closing trading price of the Company’s Class A common stock on September 2, 2022, for aggregate gross proceeds of approximately $350 million. Any future such transactions, notes or issuances could result in substantial dilution to our existing stockholders and cause the trading price of our Class A common stock to decline.
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
These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring such a claim arising under the Securities Act against us, our directors, officers, or other employees in a venue other than in the federal district courts of the United States of America. In such instances, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions, and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchase of Equity Securities

The following table contains information relating to the repurchases of our common stock made by us in the three months ended October 31, 2022.

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share
August 1 - August 31, 2022	—	—
September 1 - September 30, 2022	—	—
October 1 - October 31, 2022	115	$4.02
Total	115	4.02
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

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant.	8-K	001-39495	3.1	September 21, 2020
3.2	Restated Bylaws of the Registrant.	8-K	001-39495	3.2	September 21, 2020
10.1*	2020 Equity Incentive Plan - Form of RSU Grant Notice and Award Agreement (No Holding Period) (Hybrid)
10.2*	2020 Equity Incentive Plan - Form of RSU Grant Notice and Award Agreement (One- or Two-Year Holding Period) (Hybrid)
10.3	Share purchase Agreement, dated September 6, 2022, by and among Asana, Inc. and the purchaser named therein.	8-K	001-39495	10.1	September 7, 2022
10.4	Credit Agreement, dated as of November 7, 2022, by and among the Company, Silicon Valley Bank, as issuing lender, the swingline lender, administrative agent and collateral agent, and each of the lenders identified on the signature pages thereto.	8-K	001-39495	10.1	November 10, 2022
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2022, has been formatted in Inline XBRL
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

ASANA, INC.

Date: December 1, 2022	By:	/s/ Dustin Moskovitz
Dustin Moskovitz
President, Chief Executive Officer, and Chair
(Principal Executive Officer)

Date: December 1, 2022	By:	/s/ Tim Wan
Tim Wan
Chief Financial Officer
(Principal Financial Officer)