Form 10-K
period 2023-01-31
Asana, Inc.
filed 2023-03-24
CIK 1477720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 31, 2023
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s shares of Class A common stock held by non-affiliates of the registrant as of July 29, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.3 billion, based on the closing price reported for such date on the New York Stock Exchange. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.

As of March 1, 2023, the number of shares of the registrant’s Class A common stock outstanding was 128,898,419 and the number of shares of the registrant’s Class B common stock outstanding was 85,489,359.
Documents incorporated by reference:
Portions of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended January 31, 2023.

______________________

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risk and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition; business strategy and plans; and objectives of management for future operations are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about: our ability to grow or maintain our dollar-based net retention rate, expand usage of our platform within organizations, and sell subscriptions to our platform; our ability to convert individuals, teams, and organizations on our free and trial versions into paying customers; the timing and success of new features, integrations, capabilities, and enhancements by us, or by our competitors to their products, or any other changes in the competitive landscape of our market; our ability to achieve widespread acceptance and use of our platform; growth in the work management market; the amount and timing of operating expenses and capital expenditures, as well as entry into operating leases, that we may incur to maintain and expand our business and operations and to remain competitive; our focus on growth to drive long-term value; the timing of expenses and our expectations regarding our cost of revenues, gross margin, and operating expenses; the effect of uncertainties related to recent macroeconomic conditions, including volatile equity capital markets, on our business, results of operations, and financial condition; performance of our sales and marketing activities; our protections against security breaches, technical difficulties, or interruptions to our platform; our ability to successfully defend litigation brought against us, potential dispute-related settlement payments, or other litigation-related costs; potential pricing pressure as a result of competition or otherwise; anticipated fluctuations in foreign currency exchange rates; potential costs and the anticipated timing of expenses related to the acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs; general economic conditions affecting domestic or international markets, and the rate of global IT spending, including as a result of a downturn or recession, rising inflation and interest rates, and instability in financial institutions and global financial markets; future cost savings in connection with our recent reduction in force; geopolitical instability; and the residual impact of the COVID-19 pandemic.
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled Risk Factors and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, restructurings, or investments.
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
SUMMARY OF RISKS AFFECTING OUR BUSINESS
Investing in our common stock involves numerous risks, including the risks described in Part I—Item 1A. Risk Factors of this Annual Report on Form 10-K. Below are some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects.
•We have experienced rapid growth in recent periods, and our recent growth rates may not be indicative of our future growth.
•We have a limited operating history at our current scale, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
•We have a history of losses and we may not be able to achieve profitability or, if achieved, sustain profitability.
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
•Failure to effectively develop and leverage our direct sales capabilities would harm our ability to expand usage of our platform within our customer base and achieve broader market acceptance of our platform.

•We must continue to attract and retain highly qualified personnel in very competitive markets to continue to execute on our business strategy and growth plans.
•If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.
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
•The loss of one or more of our key personnel, in particular our co-founder, President, Chief Executive Officer (“CEO”), and Chair, Dustin Moskovitz, would harm our business.
•Our culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the employee engagement fostered by our culture, which could harm our business.
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
•We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy, data protection, and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.
•The trading price of our Class A common stock may be volatile and could decline significantly and rapidly.
•The dual class structure of our common stock has the effect of concentrating voting control with our founders, directors, executive officers, and their respective affiliates. This ownership will limit or preclude your ability to influence corporate matters including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
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
Asana is a work management platform that helps organizations orchestrate work, from daily tasks to cross-functional strategic initiatives. Over 139,000 paying customers use Asana to manage everything from product launches to marketing campaigns to organization-wide goal setting. Our platform adds structure to unstructured work, creating clarity, transparency, and accountability to everyone within an organization—individuals, team leads, and executives—so they understand exactly who is doing what, by when.
History
We started Asana because our co-founders experienced firsthand the growing problem of work about work. While at Facebook, they saw the coordination challenges the company faced as it scaled. Instead of spending time on work that generated results, they were spending time in status meetings and long email threads trying to figure out who was responsible for what. They recognized the pain of work about work was universal to organizations that need to coordinate their work effectively to achieve their objectives. Yet there were no products in the market that adequately addressed this pain. As a result of that frustration, they were inspired to create Asana to solve this problem for the world’s teams.
Since our inception, over 42 million users have registered on Asana and millions of teams in virtually every country around the world have used Asana. With Asana, users experience higher productivity and engagement, which has led to rapid adoption across teams, departments, and organizations. As of January 31, 2023, we had over 2.5 million paid users.
Teams Spend Too Much Time on Work About Work
Work continues to get harder to manage as organizations try to move faster to accomplish ambitious goals and respond to changing market demands. According to Asana’s most recent Anatomy of Work Index report, 58% of knowledge workers’ time is spent on work about work. Most important work requires coordination across teams and geographies, for example, a product launch with product, marketing and sales all working together. Without a system of record, organizations move slowly, miss deadlines, and fail to live up to their full potential. At work, people face an overwhelming volume of communications from email and messaging applications, many of which are asking for status updates. These messages often provide limited clarity around what steps need to be taken, and by when, and limited accountability around who owns the action. As a result, requests go unanswered, and employees spend more time searching and responding to messages in an attempt to provide clarity and accountability to their teams. These emails and messages only give teams momentary clarity about specific deliverables or actions, and as such they do not provide a holistic, persistent, and referenceable plan of record that can be easily or quickly accessed, shared, and updated.
To minimize work about work, reduce chaos, and give individuals time back to focus on the work that matters, teams need a purpose-built solution for coordination. Despite the growth in collaboration technology such as content tools and messaging apps, there has been little innovation in work management—systems that help teams to plan, manage, and execute their work.
How Asana Helps Organizations
The problem we aim to solve is that teams are organized functionally but work gets done cross-functionally. Asana is a system of record and leading platform for cross-functional work. We provide an always up-to-date record of who is doing what by when across teams. The technology that makes this possible is the Asana Work Graph, our proprietary data model built by the same people who created the social graph. The Asana Work Graph captures and associates:
•units of work—tasks, projects, milestones, portfolios, and goals;
•the people responsible for executing those units of work;
•the processes in which work gets done—rules, workflows, and templates;
•information about that work—files, comments, status, messages, and metadata; and
•relationships across and within this data.
The Asana Work Graph is the technology that makes it possible for every individual and team to view their work in a way that is personally relevant to them, while maintaining a single, always-up-to-date, record of every goal, project, task, document, etc.
It is one of our biggest differentiators and the reason we support deployments with more than 150,000 users and win large cross-functional deals.
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
Our Business Model
Our hybrid product-led and direct sales model allows us to reach teams everywhere and then rapidly expand the use of our platform within their organizations. A majority of our paying customers initially adopt our platform through product-led channels, like signing up on our website, and free trials. Once adopted, customers can expand through product-led channels or with the assistance of our direct sales team, which is focused on promoting new use cases of Asana and ensuring customers are well supported to grow with Asana. As customers realize the productivity benefits we provide, our platform often becomes critical to managing their work and achieving their objectives, which drives further adoption and expansion opportunities. This is evidenced by our dollar-based net retention rate, which generally increases with greater organizational spend. As of January 31, 2023, our dollar-based net retention rate within organizations spending $5,000 or more with us on an annualized basis was over 120%, consisting of 19,432 customers. Our dollar-based net retention rate within organizations spending $100,000 or more with us on an annualized basis was over 135%, consisting of 506 customers.
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
Industry Background
Organizations must be coordinated and move quickly to be successful
Organizations today must navigate work that is increasingly cross-functional, matrixed, and distributed, while also moving quickly to meet the objectives of their organizations. With product lifecycles now shorter than ever, organizations cannot afford to be slowed down by inefficient processes. Individuals and teams need to be empowered to make autonomous decisions aligned with organizational goals to ensure business agility in rapidly changing markets.
Communication overload hurts productivity
Businesses have adopted a number of applications to improve communication such as Skype, WeChat, WhatsApp, Microsoft Teams, and Slack, among others. While these applications help teams communicate, they were not designed to provide a system of record to track and coordinate units of work or to set up processes for rapid execution. The average knowledge worker spends the majority — 58% — of their day on work coordination rather than skilled, strategic work. People have become prisoners to email and messaging applications, using their inboxes as makeshift to-do lists.
Organizations spend more time coordinating work than actually doing work
Productivity gains can occur when individuals and teams have the opportunity to focus uninterrupted. However, employees spend less than half of their time during the day on the work that is critical to generating results. According to a survey conducted by McKinsey Global Institute of a broad set of knowledge workers:
•28% of time is spent answering email;
•19% of time is spent gathering information; and
•14% of time is spent on internal communication.
Organizations need more effective tools to orchestrate work
The primary methods for managing work today—across any department, any sized team, and any project—consist of a combination of spreadsheets and email, in addition to handwritten notes, calls, and meetings. Over time, communication tools (like email and messaging) and content applications (such as file sharing and storage services) have been repurposed for coordinating work because they are familiar and accessible. Unfortunately, most software products do not use a graph architecture like Asana and major social networks. They use a container model which is similar to a spreadsheet.
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

Our Solution
While others are building suites of collaboration products for small teams, our strategy is broader. We are a pure play work management company, committed to building the best platform capable of serving organizations of all sizes around the world.
With Asana:
•Individuals can manage and prioritize across each of their projects to maximize their effectiveness and reduce distractions. They can see their own tasks, how dependencies owned by teammates are tracking, and how their work contributes to the overall team and organization-wide goals. Individuals can collaborate with teammates and have visibility into each team member’s responsibilities and progress. When teammates operate off a single, real-time plan of record, they do not need to check in with each other for updates or sit through status meetings. This clarity reduces work about work and helps individuals get work done faster.
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
As the system of record of past, current, and future work, Asana is powered by a proprietary, multi-dimensional data model called the Asana Work Graph. The Asana Work Graph captures and associates units of work (tasks, projects, milestones, goals, and portfolios), the people responsible for executing those units of work, the processes in which work gets done (rules, templates, and workflows), information about that work (files, comments, status, and metadata), and the relationships across and within this data. The Asana Work Graph provides individuals, team leads, and executives with dynamic, up-to-date views into the work that is most relevant to them, across multiple people and projects.
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
Streamlined processes
Our horizontal application allows individuals, teams, and admins to easily customize projects and workflows across a breadth of specific use cases. Once a process is defined, it can be templatized and scaled across an organization for consistent, repeatable process management. Rules and Workflows provide scalable automation for business and project processes, and completion options like approval facilitate clear accountability.
Increased employee engagement
Our users love Asana because they gain clarity into what they need to do by when and how their contribution is connected to broader organizational goals. This clarity is particularly important for distributed teams and remote employees. By eliminating much of the work about work, we give them back valuable hours in their day to focus on the work that matters, leading to higher productivity, higher engagement, and improved retention.
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
Improved business continuity for distributed teams and remote work
Asana gives teams the clarity they need to stay organized and productive wherever they are. Distributed and remote teams can use Asana as a single, real-time plan of record, reducing the need for messaging threads and video calls to coordinate work. Asana is a secure, cloud-based service that is accessible via internet browsers, a desktop application, and a mobile application so that team members can manage their work from wherever they are.
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

On Glassdoor, we’ve consistently had an overall score of greater than 4.5 out of 5.0 and greater than 90% for our ratings of “CEO approval” and “Recommend to a Friend”. In 2022, Great Place to Work and Fortune named us as #18 Best Workplaces in the Bay Area (Large), #9 Best Workplaces for Millennials, #21 Best Workplaces in Technology (Large), #9 Best Workplaces for Women, and #22 Best Workplaces for Parents (Large). We were also named an Inc. Best Workplaces for the fifth consecutive year and Glassdoor Best Places to Work 2023 #63.
Features of our Platform
Asana is a single unified platform that provides clarity at every level of an organization for individuals, team leads, and executives. It enables organizations to align work to goals, coordinate intra and cross-team work, gain visibility into progress, and scale work securely.
Powered by a proprietary, multi-dimensional data model called the Asana Work Graph, our platform captures the relationship between the work (e.g. tasks, goals, ideas, agenda items), the information about that work (e.g. custom fields, messages, files, dependencies, status), and the people doing the work (e.g. assignees, roles, teams, divisions). Asana provides interactive dynamic views—List, Calendar, Board, Timeline, Goals, Portfolio, Reports and more—so that teams can work together on the same underlying data in whatever way makes most sense to them.
The Asana platform maintains a robust API that enables developers to build apps on Asana and integrate efficiently with applications like Microsoft Teams, Slack, Salesforce, Gmail, Adobe and many more. Integrations connect Asana with applications so that teams are able to coordinate work, no matter where it occurs. Apps built on Asana may use App Components, which enable developers to display customized widgets, forms, and rules within Asana's user interface that empower teams to work more efficiently.

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
In contrast, others approach the problem of work management with a container model, relating tables of data which forces units of work into singular constructs; for example, a task can only live in one project or a message can only live in one channel. As a result, tasks and other work often get duplicated which means there is no single source of truth about that particular piece of work.
With the Asana Work Graph's differentiated ability to construct a single source of truth for individuals, teams, and organizations, Asana powers clarity at every level of an organization, regardless of size, structure, and complexity. The Asana Work Graph provides:
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
Tasks
Tasks are the atomic unit of work within the Asana Work Graph. Within tasks, users can assign owners, set due dates and times, attach documents, break the work into subtasks, and define custom fields for information about the task so that everyone knows who is doing what by when and has the information needed to complete the work. Custom fields are metadata that help users organize and track their work. Collaboration including comments, @-mentions, image markup, and text-to-subtask creation are natively built into tasks, ensuring that relevant updates and context stay with the work at hand. Changes in task information made in one view are automatically updated across all views where the task is visible so that users don’t have to re-enter information.
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
Portfolios
Portfolios let users organize projects into a centralized location, acting as the mission control so that team leads and executives have real-time visibility into how work is progressing across projects. Users can add or remove projects from the Portfolio, check the status and progress of each project, view priorities, assign relevant project owners, and manage custom fields. Individuals can click on any project to see a full summary overview of the project with the ability to edit due dates, view key milestones, link to the tasks and resources available, check or add status updates, and add comments for the team. They can also see all projects within a Portfolio on the Portfolio’s Timeline to get a bird’s-eye view of when initiatives are kicking off and when they will be completed. Portfolio dashboards and custom field roll ups for key metrics like budget and time and more, give leaders a window into the status and ROI of their investments directly from the Portfolios tab. By streamlining and providing a single view of the health and status of strategic initiatives, capacity, and budgets, leaders can take actions faster to drive business outcomes. Like many of the views in Asana, the layout of Portfolios can be customized based on individual preference. Portfolios can be shared broadly or with specific teams or individuals.
Goals
Goals gives users a centralized place to plan, set, and track goals and the work needed to achieve them. Goals is a flexible system that supports objectives and key results (“OKR”) and other goal management methodologies. Users can set and view goals at the organization, team, or individual level and can create goal hierarchies to drive alignment across teams. Goals are connected to the underlying work (Portfolios, Projects, and Tasks) needed to achieve them, giving executives and team leads a single system to set goals and track progress. The progress of goals can be automatically tracked based on linked work and goals without manual updates and goal reporting enables leaders to keep an eye on their team’s advancements and spot roadblocks in real time. Goals can be connected to mission-critical tools across an organization’s tech stack to get actionable insights. Goals can be shared across every level of the organization, while preventing unintended edits with permissions. Customizable views ensure only the most relevant information is given to each teammate. Goals can be kept private or made visible so all team members have clarity on the company’s priorities and see how their work contributes to the organization’s success.
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
My Tasks
My Tasks provides a single, clear view of every task and due date assigned to an individual so that they start their day knowing exactly what they need to do, by when. Items can be organized, labeled, and dragged and dropped into different categories so that individuals can prioritize their part of a project or any process-related tasks. Individuals can create rules for their own My Tasks to automate tracking their work. My Tasks also integrates with an individual’s existing apps, creating an accurate picture of all in-flight work.
All individuals have their own My Tasks and can customize it in a way that works best for them by viewing their tasks in List, Board, or Weekly Calendar View. Team members can view other team members’ tasks to see what they are working on, subject to permissions associated with that task or individual. Individuals also have the option to create private tasks, which are only visible to themselves and the people they have explicitly added as collaborators.
Inbox
Inbox is the notification center for Asana. It displays updates on all projects that individuals are a member of and tasks that they follow or are assigned so that they can stay on top of the work that matters. Task and project updates—such as when a task is marked complete, a comment is added, or the status of a project is updated—trigger a notification that appears in the Inbox of anyone who follows the task or belongs to the project, unless that person has modified their notification settings for that project. Individuals can filter their Inbox based on tasks assigned to them, tasks they’ve assigned to others and tasks where they are @-mentioned so they can focus on their top priorities.
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
Board View
Boards provide individuals with a kanban-style display. Individuals use boards to plan and organize their work as if they were organizing sticky notes in columns on a wall so that they can quickly visualize the current stage of each task within a workstream. Tasks in the project are represented as cards within the columns and individuals commonly use the columns to represent stages in a workflow. As a task makes its way through the workflow, it moves from the left to the right. The tasks display due dates, assignee, custom fields, subtasks, comments, and previews of the latest attached files.
Boards can be customized to what matters most to the user, with the ability to add custom fields, filter, and sort by task, assignee, or due date. Additionally, tasks appearing in one board can be added to other projects so that work stays connected and up to date across initiatives without team members having to re-enter information.

Timeline View
Timeline allows teams to create and visualize project plans over time so that individuals can identify bottlenecks and task dependencies and make real-time adjustments as needed. Our Timeline view is more powerful than a static Gantt chart because it is connected to the underlying work and updates dynamically as work progresses. When a deadline shifts, all subsequent deadlines can shift accordingly with the option to maintain the existing buffer between tasks. Timeline helps ensure work stays on track and all team members have clear visibility over the steps involved and progress towards the end goal.
Timeline is particularly relevant for time-bounded initiatives which have timing and sequencing dependencies. Timeline also provides executives and project stakeholders an at-a-glance view of the critical path.
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
Dashboards
Dashboards help customers visualize and communicate their team’s work in more meaningful ways. Dashboards provide customizable charts that auto-populate with real-time work insights like how many tasks have been completed and who is overloaded – all with no coding or search queries required.
Automated Workflows
Workflow Builder
Previously, only IT or system administrators could build workflows. We have democratized that power with Workflow Builder, a point-and-click tool that makes it easy for every knowledge worker to create automated workflows.
Users can also add everyday apps — like Google Workspace, Microsoft 365, Slack, Adobe Creative Cloud, Salesforce, and Zoom – right into their workflows. This means Asana can serve as the connective tissue across existing best-of-breed collaboration solutions.
Our Template Library is where users can save, share, and reuse their most successful workflows. It also features industry-approved templates made in collaboration with leading organizations around the globe.
Rules
Rules help automate tedious and repetitive tasks so that teams can reduce manual work and spend more time on the work that matters. Individuals can select from suggested pre-built rules from the rules gallery or they can create a custom rule. A rule consists of one or more triggers and actions, enabling an individual to create logic and multiple actions around business scenarios. Actions in third-party applications that are integrated with Asana, such as Gmail, Microsoft, Slack, Jira, HubSpot, and Dropbox can also trigger rules, making it easy to automate manual work across applications.
Universal Reporting
Asana's Universal Reporting gives real-time, actionable insights into teams’ progress across the entire organization. Powered by the Asana Work Graph, users can create charts on any stream of work or goals and clickthrough on any section to see the underlying data and understand where work stands. Individuals can use this information to communicate progress to stakeholders with Status Reports or build comprehensive Project Dashboards to monitor and track the health of their workflows.

When users need to find specific information, Advanced Search allows individuals to use search parameters to find tasks, projects, and messages quickly and easily. Search criteria can then be saved and easily referenced with just a single click.
Integrations
Integrations connect applications to Asana, which provides a central hub for managing work. Teams save time by eliminating the need to switch between apps. By providing this centralized hub, Asana ensures that cross-functional work in other tools is tracked and completed.
The Asana platform integrates with over 260 third-party applications including:
•Microsoft 365 apps such as Teams, Outlook, OneDrive, SharePoint, Power Automate, Power Bi, and Azure Active Directory;
•Google Workspace apps such as Gmail, Drive, Chat, Calendar, Chrome, Looker, and Sheets;
•Enterprise IT apps such as Splunk, ServiceNow, Okta, Azure Active Directory, MuleSoft, BetterCloud, Workato, and Exterro;
•Marketing and Design apps such as Adobe Creative Cloud, Canva, Figma, HubSpot, Mailchimp, Lucidchart, and InVision;
•Communication apps such as Microsoft Teams, Gmail, Slack, Zoom, Google Chat, Vimeo, Wistia, Intercom, and Loom;
•File sharing apps such as Google Drive, Microsoft OneDrive, Box, Bynder, and Dropbox;
•Sales and service apps such as Salesforce, ServiceNow, Zendesk, HubSpot, Freshdesk, and Zoho;
•Development apps such as GitHub, Jira, PagerDuty, and ServiceNow;
•Reporting apps such as Tableau, Microsoft Power BI, Looker, and Google Sheets;
•Security, Privacy, and Compliance apps such as Exterro, Netskope, Splunk, Nightfall, and OneTrust; and
•Connector apps such as MuleSoft, Zapier, Workato, Microsoft Power Automate, and tray.io.
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
Extensible, Efficient Technology Platform
Our cloud-native platform includes proprietary software services built on top of infrastructure provided by our preferred cloud provider Amazon Web Services. We shard customer data in our distributed datastore to scale horizontally and provide high performance, and redundancy across multiple third-party data centers in several locations around the world to protect against data loss and provide high availability. The distributed datastore allows flexible indexing across single or multiple attributes of the objects stored in it, thus efficiently supporting a wide variety of queries. Our platform services keep track of connected devices and data requests, automatically sending updates to devices as data is updated. This allows our client software to surface real-time information with minimal data transfer and round-trips to the servers, and provides a fast, responsive experience to our customers.
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
Our security program is aligned to the American Institute of Certified Public Accountants (“AICPA”) Trust Services Criteria for Security, Availability, and Confidentiality as well as the ISO 27001:2013 standards. We issue a SOC 2 Type II report on an annual basis and are certified against ISO 27001:2013, ISO 27017:2015, ISO 27018:2019, and ISO/IEC 27701:2019. This means that independent third parties have both validated our processes and practices with respect to these standards, and confirmed our ability to maintain compliance with controls we have implemented.
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
In addition to security, we are deeply committed to privacy and to protecting and honoring the privacy rights of our customers. We have established a comprehensive privacy and data protection compliance program, aligning our practices with regulations such as the General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act (“CCPA”) and privacy certifications such as ISO/IEC 27701:2019 and ISO 27018:2019, including by delivering periodic training to our employees on privacy best practices, reviewing and mapping the data we collect, use, and share, and creating a customer rights program and response process to honor the requests of our customers exercising their privacy rights. Additionally, Enterprise customers can purchase a version of Asana that is compliant with the U.S. Health Insurance Portability and Accountability Act (“HIPAA”). Above all, we strive to be transparent about our privacy and data protection practices, independent of legal obligations. Law and regulatory guidance continues to evolve when it comes to privacy and data protection. As data protection authorities and regulators interpret and issue guidance on the GDPR, along with other new and existing data protection laws around the world, we will continue to follow developments and enhance our program as needed.
Governmental Regulation
In the ordinary course of our business, we may process confidential, proprietary, and sensitive information, including personal information. Accordingly, we are, or may become, subject to numerous privacy, data protection, and security obligations, including federal, state, local, and foreign laws, regulations, guidance, industry standards, and other obligations related to data privacy and security. Such obligations may include, without limitation, the Federal Trade Commission Act, the CCPA, the Canadian Personal Information Protection and Electronic Documents Act, Canada’s Anti-Spam Legislation, the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”), the EU GDPR as it forms part of United Kingdom (“UK”) law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR”), and the Payment Card Industry Data Security Standard (“PCI DSS”). Several states within the United States have enacted or proposed privacy, data protection, and security laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act. Additionally, we are, or may become, subject to various U.S. federal and state consumer protection laws which require us to publish statements that accurately and fairly describe how we handle personal information and choices individuals may have about the way we handle their personal information.

The CCPA and EU GDPR are examples of the increasingly stringent and evolving regulatory frameworks related to personal information processing that may increase our compliance obligations and exposure for any noncompliance. For example, the CCPA imposes obligations on covered businesses to provide specific disclosures related to a business’s collection, use, and disclosure of personal information and to respond to certain requests from California residents related to their personal information (for example, requests to know of the business’s personal information processing activities, to delete the individual’s personal information, and to opt out of certain personal information disclosures). Also, the CCPA provides for civil penalties and a private right of action for data breaches which may include an award of statutory damages. In addition, the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, expanded the CCPA by, among other things, giving California residents the ability to limit use of certain sensitive personal information, establishing restrictions on personal data retention, expanding the types of data breaches that are subject to the CCPA’s private right of action, and establishing a new California Privacy Protection Agency to implement and enforce the new law.
Foreign privacy, data protection, and security laws (including but not limited to the EU GDPR and UK GDPR) impose significant and complex compliance obligations on entities that are subject to those laws. As one example, the EU GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. These obligations may include limiting personal information processing to only what is necessary for specified, explicit, and legitimate purposes; requiring a legal basis for personal information processing; complying with specific requirements to process health-related data; requiring the appointment of a data protection officer in certain circumstances; increasing transparency obligations to data subjects; requiring data protection impact assessments in certain circumstances; limiting the collection and retention of personal information; increasing rights for data subjects; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal information; mandating notice of certain personal data breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment of representatives in the UK and/or the EU in certain circumstances.
See the section titled Item 1A. Risk Factors for additional information about some of the laws and regulations to which we may become subject and about the risks to our business associated with such laws and regulations.
Our Customers
We have customers of all sizes ranging from individuals to global organizations. We define a customer as a distinct account, which could include a team, company, educational or government institution, organization, or distinct business unit of a company, that is on a paid subscription plan, a free version, or a free trial of one of our paid subscription plans. A single organization may have multiple customers. We define a paying customer as a customer on a paid subscription plan. As of January 31, 2023, we had over 139,000 paying customers globally, representing an increase of approximately 20,000 paying customers from January 31, 2022 and an increase of approximately 46,000 from January 31, 2021. Of those paying customers, 19,432 spent $5,000 or more with us on an annualized basis, representing an increase of 3,995 paying customers from January 31, 2022 and an increase of 9,258 paying customers from January 31, 2021. Additionally, 506 of those paying customers spent $100,000 or more with us on an annualized basis, representing an increase of 166 paying customers from January 31, 2022 and an increase of 358 paying customers from January 31, 2021.
Our current customer base spans numerous industry categories, including technology, retail, education, non-profit, government, healthcare, hospitality, media, manufacturing, professional services, and financial services, and includes many category leaders across these diverse industries.
Sales and Marketing
We employ a hybrid go-to-market approach, combining a product-led model with direct sales efforts. We are focused on landing teams worldwide and expanding across use cases, both within and between organizations, to ensure the success of our customers. This in turn creates positive word-of-mouth marketing, driving adoption, expansion and ultimately our business results.

Product-led
A majority of our paying customers initially adopt our platform through product-led channels, like signing up on our website, and free trials. To demonstrate the value of our platform to potential paying customers, we provide free trials of our paid Asana Business offering, in addition to our free Basic offering, for teams of up to 15 people. As individuals, teams, and their guests realize the productivity benefits we provide, Asana becomes an integral part of their day-to-day work and critical to helping them achieve their objectives.
Direct Sales
In conjunction with our product-led model, we have a targeted direct sales team focused on promoting new use cases and expanding our footprint within our existing customer base. Our direct sales force has a global presence, and consists of sales teams focused primarily on accounts with expansion opportunities including department-specific and organization-wide use cases such as strategic planning, employee onboarding, and goal setting.
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
Our global community of customers and experts, Asana Together, connects customers, both online and offline, and creates champions. Through Asana Together, customers have access to our Community Forum to ask questions and connect with peers. We also support Asana Ambassadors (go-to enthusiasts who assist with and promote adoption within their networks) and Asana Partners (independent third-party Asana consultants, resellers, and system integrators who offer their services for a discretionary fee to help teams make the most of their experience on our platform). Through Asana Together, we have hosted multiple in-person events on five different continents.
Effects of Inflation
We believe inflation in the regions where most of our sales occur has not had a significant effect on our net revenues or profitability.
Research and Development
Key to our success is the time, attention, and investment we place on continued innovation in our platform. We will continue to invest in expanding our product offerings and enhancing the features and functionality of our platform, particularly in the areas of integrations, automation, functional workflows, security, and organization-wide use cases. We leverage the breadth of our customer base, and the diverse ways in which they use our platform, to recognize their needs quickly and guide future product development and innovation. Further, we ourselves are users—all of our employees are committed to using Asana internally, every single day—ensuring our entire organization is in touch with the platform’s capabilities and can rapidly identify or suggest improvements. Our research and development team is responsible for the design, development, testing, and delivery of solutions for our platform.
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
•hybrid go-to-market model;
•ease of use, performance, price, and reliability of solutions;
•scalability and security;
•brand strength; and
•ability to create easy to use integrations for, and robust, effective partnerships with, other larger enterprise software solutions and tools.
Intellectual Property
Our intellectual property is an important aspect of our business. To establish and protect our proprietary rights, we rely upon a combination of patent, copyright, trade secret, and trademark laws, and contractual restrictions such as confidentiality agreements, licenses, and intellectual property assignment agreements. We maintain a policy requiring our employees, contractors, consultants, and other third parties to enter into confidentiality and proprietary rights agreements to control access to our proprietary information. These laws, procedures, and restrictions provide only limited protection, and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed, or misappropriated. Furthermore, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States, and we, therefore, may be unable to protect our proprietary technology in certain jurisdictions. Moreover, our platform incorporates software components licensed to the general public under open source software licenses. We obtain many components from software developed and released by contributors to independent open source components of our platform. Open source licenses grant licensees broad permissions to use, copy, modify, and redistribute certain parts of our service. As a result, open source development and licensing practices can limit the value of our software copyright assets.
As of January 31, 2023, we had been granted 41 U.S. patents, had 73 U.S. patent applications pending, and four notices of allowance. Our issued patents expire between January 2030 and March 2042. We have not applied for patents in foreign jurisdictions. We continually review our development efforts to assess the existence and patentability of new intellectual property. We pursue the registration of our domain names, trademarks, and service marks in the United States and in certain locations outside the United States.
Government Regulation
Our business activities are subject to various federal, state, local, and foreign laws, rules, and regulations. Compliance with these laws, rules, and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations and competitive position as compared to prior periods. Nevertheless, compliance with existing or future governmental regulations, including, but not limited to, those pertaining to global trade, business acquisitions, consumer and data protection, and taxes, could have a material impact on our business in subsequent periods. For more information on the potential impacts of government regulations affecting our business, see Item 1A. Risk Factors.

Human Capital Management
We aim to be the change we want to see in the workplace. This strategy makes us a better company and contributes to the type of culture we want to work in: inclusive, dynamic, and engaging.
We believe fundamentally that the investments we make in our company culture help to fuel our business success. On Glassdoor, we’ve consistently had an overall score of greater than 4.5 out of 5.0 and greater than 90% for our ratings of “CEO approval” and “Recommend to a Friend”. Our focus on building an inclusive, dynamic, and engaging company culture has led to global recognition, as evidenced by the following awards:
•Great Place to Work and Fortune Best Workplaces in the Bay Area 2022 for the sixth year in a row, debuting at #18 for our first year in the large company category;
•Great Place to Work and Fortune Best Workplaces for Millennials 2022 #9 for the fifth year in a row;
•Great Place to Work and Fortune Best Workplaces in Technology 2022 for the fifth year in a row, debuting at #21 for our first year in the large company category;
•Great Place to Work and Fortune Best Workplaces 2022 #9 for Women for the fifth year in a row;
•Great Place to Work and Fortune Best Workplaces for Parents 2022 for the third year in a row, #22 out of 70 and for the first time in the large company category;
•Inc. Best Workplaces 2022 for the fifth year in a row; and
•Glassdoor Best Places to Work 2023 #63.
In our most recent global employee engagement survey, 80% of our employees indicated they would recommend Asana as a great place to work and 80% reported feeling an overall sense of belonging.
Asana employed 1,782 people as of January 31, 2023, of which approximately 78% were located in the United States and approximately 22% were located internationally.
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
•Psychological safety workshops for managers and their teams
•Inclusive leadership workshops for managers

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
•Supporting and funding seven Employee Resource Groups (“ERGs”) each supported by a sponsor ERG Lead (a senior member of our leadership team): AsanaWomen, AsanaWomen EMEA, Asanapac, Blacsana, Gradient, Raíz, and Team Rainbow. All ERG Leads also participate in an ERG Leadership Development program designed to strengthen leadership skills.
In addition to our ERGs, we support employee driven communities for parents and caregivers, mental health and wellness, and people with disabilities.
•Providing robust mental health and wellness benefits, including free therapy and mental health coaching sessions for all employees.
•Establishing a DIB Council, an internal group of cross-functional stakeholders including executive leaders that weigh in on and provide perspectives on various initiatives undertaken by the DIB team.
•Signing amicus briefs that support inclusion and equity, including: opposing anti-transgender laws, supporting the Voting Rights Act of 1965, opposing restricting access to reproductive healthcare, supporting the Deferred Action for Childhood Arrivals program, supporting non-discrimination rights for LGBTQ+ Americans, and supporting protection for sanctuary cities in the United States.
These DIB initiatives have helped us cultivate a diverse and inclusive workforce. As of January 31, 2023, of our global workforce approximately 44% identify as Caucasian, 40% identify as Asian, 7% identify as Hispanic or Latinx, 5% identify as Black or African American, 2% identify as Middle Eastern, 1% identify as Pacific Islander, and 1% identify as Native American, Alaskan, Indigenous. Additionally, of our global workforce, as of January 31, 2023, approximately 45% of our employees identify as female, 54% identify as male, and 1% identify as TGNC, which includes the categories of agender, gender non-conforming, genderqueer, transgender, and non-binary.

Additional information regarding our commitment to diversity and inclusion can be found on our website at https://asana.com/diversity-and-inclusion. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K.
Compensation and Benefits
We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We provide our employees with competitive cash compensation, opportunities for equity ownership at all levels of the organization, development programs that enable continued learning and growth (including access to 1:1 professional coaching for every employee) and a robust employment package that promotes well-being across all aspects of their lives, including health care, retirement savings vehicles, and paid time off. Our compensation programs are designed to align employee interests with the long-term success of the company and to foster cross-business collaboration. As part of our promotion and retention efforts, we invest in ongoing leadership development through programs such as our Conscious Leadership training program, and encourage managers to utilize development offerings in our learning and development platform. In addition, we regularly conduct employee surveys to gauge employee engagement and identify areas of focus.
Pay Equity
We run a regression-based analysis of our pay by gender identity globally (where we are legally allowed to collect this data) and our pay by race/ethnicity in North America to ensure our compensation practices are equitable. We run this analysis at least twice a year in partnership with a third-party pay equity firm. We have a dedicated budget maintained to remediate statistically significant, systematic pay gaps that may be discovered in the course of these studies.
Response to COVID-19 Pandemic
Since the onset of the COVID-19 pandemic, we have prioritized the safety, health, and wellbeing of all our employees globally. We have a cross-functional task force that meets bi-weekly to assess current conditions and ensure we continue to maintain a safe working environment for all. For example, we temporarily closed our headquarters and other physical offices when COVID-19 was at its respective peaks, ensured all of our employees and contractors were set up to work remotely, and implemented in-person meeting and business travel restrictions. After opening our headquarters and other physical offices to employees and shifting to an office-centric hybrid model, we provided personal protective equipment and COVID-19 test kits to all employees, required proof of full vaccination or proof of negative COVID-19 test result to work in the office (for those locations where we are legally able to do so), and have set parameters to make in-office collaboration voluntary in times of increased community spread.
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
We announce material information to the public using SEC filings, press releases, public conference calls, and on the investor relations page of our website at https://investors.asana.com. We use these channels, as well as social media, including our Twitter account (@asana), our blog (blog.asana.com), our LinkedIn page (www.linkedin.com/company/asana), our Instagram account (@asana), our TikTok account (@asana), and our Facebook page (www.facebook.com/asana/), to communicate with investors and the public about our company, our products and services and other matters. Therefore, we encourage investors, the media and others interested in our company to review the information we make public in these locations, as such information could be deemed to be material information. Information on or that can be accessed through our websites or these social media channels is not part of this Annual Report on Form 10-K, and the inclusion of our website addresses and social media channels are inactive textual references only.
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
•successfully compete against established companies and new market entrants, as well as existing software tools; and

•increase awareness of our brand on a global basis.
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
We have been growing rapidly in recent periods and, as a result, have a relatively short history operating our business at its current scale. Furthermore, we operate in an industry that is characterized by rapid technological innovation, intense competition, changing customer needs, and frequent introductions of new products, technologies, and services. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in evolving industries. In addition, our future growth rate is subject to a number of uncertainties, such as general macroeconomic and market conditions, including those caused by the COVID-19 pandemic, rising interest rates, inflation, actual or anticipated banking failures, instability in financial markets, and economic downturns or recessions in the regions in which we do business. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in the market, or if we do not address these risks successfully, our results of operations could differ materially from our expectations, and our business, results of operations, and financial condition would suffer.
We have a history of losses, and we may not be able to achieve profitability or, if achieved, sustain profitability.
We have incurred net losses in each fiscal year since our founding. We generated net losses of $407.8 million and $288.3 million for the fiscal years ended January 31, 2023 and January 31, 2022, respectively. As of January 31, 2023, we had an accumulated deficit of $1,237.6 million. We do not expect to be profitable in the near future, and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. These losses reflect, among other things, the significant investments we made to develop and commercialize our platform, serve our existing customers, and broaden our customer base.
We expect to continue to make future investments and expenditures related to the growth of our business, including:
•strategic investment in our sales and marketing activities;
•continued investments in research and development to introduce new features and enhancements to our platform;
•hiring employees necessary to support our goals;
•investments in infrastructure;
•leveraging our operations across our multiple geographies; and
•costs associated with our general and administrative organization.
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
A significant part of our business strategy and culture is to focus on long-term growth and customer success over short-term financial results. For example, in the fiscal year ended January 31, 2023, we increased our operating expenses to $898.5 million as compared to $604.7 million in the fiscal year ended January 31, 2022. In the fiscal year ended January 31, 2023, our net loss increased to $407.8 million from $288.3 million in the fiscal year ended January 31, 2022. As a result, in the near and medium term, we may continue to operate at a loss, or our near- and medium-term profitability may be lower than it would be if our strategy were to maximize near- and medium-term profitability. We expect to continue making expenditures on sales and marketing efforts, and expenditures to grow our platform and develop new features, integrations, capabilities, and enhancements to our platform. Such expenditures may not result in improved business results or profitability over the long term. If we are ultimately unable to achieve or improve profitability at the level or during the time frame anticipated by securities or industry analysts and our stockholders, the trading price of our Class A common stock may decline.
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
On November 15, 2022, we authorized a plan to reduce our global headcount by approximately 9%. This plan was adopted as part of a restructuring intended to improve operational efficiencies and operating costs and better align our workforce with current business needs, top strategic priorities, and key growth opportunities. We may incur additional expenses not currently contemplated due to events associated with the reduction in force—for example, the reduction in force may have a future impact on other areas of our liabilities and obligations, which could result in losses in future periods. We may not realize, in full or in part, the anticipated benefits and savings from this restructuring due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. In addition, we may need to undertake additional workforce reductions or restructuring activities in the future.
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
The COVID-19 pandemic and efforts to control its spread and severity have significantly curtailed the movement of people, goods, and services worldwide. In March 2020, we closed our offices and implemented other precautionary measures that represented a significant disruption to how we operate our business. The operations of our partners, vendors, and customers have likewise been disrupted. While we have re-opened our physical offices and shifted to an office-centric hybrid work model, in-office collaboration is voluntary in times of increased community spread, and could therefore be further disrupted should the severity of the pandemic worsen.
While the duration of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, it has had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the conditions caused by this pandemic may affect the rate of global IT spending, which could adversely affect demand for our platform. Further, the COVID-19 pandemic has caused us to experience, in some cases, longer sales cycles and has limited the ability of our direct sales force to travel to customers and potential customers.
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
To increase our revenues and achieve profitability, we must increase our customer base through various methods, including but not limited to, adding new customers, converting individuals, teams, and organizations using our free and trial versions into paying customers, and expanding usage within organizations. We encourage customers on our free and trial versions to upgrade to paid subscriptions plans and customers of our Premium plan to upgrade to our Business or Enterprise plans. Additionally, we seek to expand within organizations by adding new customers, having organizations upgrade to our Business or Enterprise plans, or expanding their use of our platform into other departments within an organization. While we have experienced significant growth in the number of customers, we do not know whether we will continue to achieve similar customer growth rates in the future. Numerous factors may impede our ability to add new customers, convert individuals, teams, and organizations using our free and trial versions into paying customers, expand usage within organizations, and sell subscriptions to our platform, including but not limited to, our failure to attract and effectively train new sales and marketing personnel, failure to retain and motivate our current sales and marketing personnel, failure to develop or expand relationships with partners, failure to compete effectively against alternative products or services, failure to successfully deploy new features and integrations, failure to provide a quality customer experience and customer support, or failure to ensure the effectiveness of our marketing programs. Additionally, as we focus on increasing our sales to larger organizations, we will be required to deploy sophisticated and costly sales efforts, which may result in longer sales cycles. Sales efforts targeted at larger customers typically involve greater costs, longer sales cycles, greater competition, and less predictability in completing some of our sales. In the large enterprise market, the customer’s decision to use our platform can sometimes be an enterprise-wide decision, in which case, we will likely be required to provide greater levels of customer education to familiarize potential customers with the use and benefits of our platform, as well as training and support. In addition, larger enterprise organizations may demand more customization, integration and support services, and features. As a result of these factors, these sales opportunities may require us to devote greater sales, research and development, and customer support resources to these customers, resulting in increased costs, lengthened sales cycles, and diversion of our own sales and professional services resources to a smaller number of larger customers. Limitations on travel and in-person meetings have interrupted and could continue to interrupt our sales activity, and though we have largely returned to normal operations in the second half of fiscal 2023, we cannot fully predict whether, for how long, or the extent to which the COVID-19 pandemic and related precautionary measures may impact our sales activity. If our efforts to sell to organizations of all sizes are not successful or do not generate additional revenues, our business, results of operations, and financial condition would suffer.
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
Moreover, our business is subscription based, and customers are not obligated to and may not renew their subscriptions after their existing subscriptions expire, and we cannot ensure that customers will renew subscriptions with a similar contract period, with the same or greater number of users, or for the same level of subscription plan or upgrade to Business and Enterprise plans. Customers may or may not renew their subscription plans as a result of a number of factors, including their satisfaction or dissatisfaction with our platform, our pricing or pricing structure, the pricing or capabilities of the products and services offered by our competitors, the effects of general economic conditions including a downturn or recession, rising inflation and rising interest rates, or customers’ budgetary constraints. If customers do not renew their subscriptions, renew on less favorable terms, or fail to add more individuals, teams, and organizations, or if we fail to upgrade individuals, teams, and organizations from our free or trial plans to our paid subscription plans, or expand the adoption of our platform within organizations, our revenues may decline or grow less quickly than anticipated, which would harm our business, results of operations, and financial condition. The current macroeconomic environment, including rising interest rates, instability in financial markets, bank failures, and headwinds for technology customers, may impact the adoption of our platform generally and our success in engaging with new customers and expanding relationships with existing customers may be impacted by these conditions. If our customers are materially negatively impacted by these factors, such as being unable to access their existing cash to fulfill their payment obligation to us due to future bank failures, our business could be negatively impacted. As a result of these macroeconomic conditions, and any corresponding actions customers may take to manage costs, we may continue to experience a reduction in renewal rates, as well as reduced customer spend and delayed payments that could materially impact our business, results of operations, and financial condition in future periods. While we believe our revenues are relatively predictable in the near-term as a result of our subscription-based business model, the effect of macroeconomic uncertainties may not be fully reflected in our operating results and overall financial performance until future periods. If we fail to predict customer demands, fail to sufficiently account for the impact of macroeconomic conditions on our sales projections, or fail to attract new customers and maintain and expand new and existing customer relationships, our revenues may grow more slowly than expected, may not grow at all, or may decline, and our business may be harmed.
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
It is uncertain whether work management solutions will achieve and sustain high levels of customer demand and market acceptance given the relatively early stage of development of this market. Our success will depend to a substantial extent on the widespread adoption of work management solutions generally. Individuals, teams, and organizations may be reluctant or unwilling to migrate to work management solutions from spreadsheets, email, messaging, and legacy project management tools. It is difficult to predict adoption rates and demand for our platform, the future growth rate and size of the market for work management solutions, or the entry of competitive offerings. The expansion of the work management solutions market depends on a number of factors, including the cost, performance, and perceived value associated with work management solutions. If work management solutions do not achieve widespread adoption, or there is a reduction in demand for work management solutions caused by a lack of customer acceptance, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending, or otherwise, it could result in decreased revenues, and our business, results of operations, and financial condition would be adversely affected.
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
Many of our current and potential competitors may have longer operating histories, greater brand name recognition, stronger and more extensive partner relationships, significantly greater financial, technical, marketing, and other resources, lower labor and development costs, and larger customer bases than we do. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns, and adopt more aggressive pricing policies that will allow them to build larger customer bases than we have. In addition, some of our potential customers may elect to develop their own internal applications for their work management needs. Our competitors may also offer their products and services at a lower price, may offer price concessions, delayed payment terms, financing terms, or other terms and conditions that are more enticing to potential customers.
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
Our ability to expand usage of our platform within our customer base and achieve broader market acceptance among businesses will depend to a significant extent on our ability to expand our sales operations successfully, particularly our direct sales efforts targeted at broadening use of our platform across departments and entire organizations. We plan to leverage our direct sales force, both domestically and internationally, to expand use of our platform within our customer base, and reach larger teams and organizations. We may additionally make strategic investments in expanding our sales capabilities in the future. We have invested and continue to invest financial and other resources to train and develop our direct sales force in order to complement our product-led go-to-market approach. Our business, results of operations, and financial condition will be harmed if our efforts do not generate a corresponding increase in revenues. We may not achieve anticipated revenue growth from our direct sales force if we are unable to leverage and develop talented direct sales personnel, if direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if we are unable to retain our existing direct sales personnel. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require, and that developing and growing the skills of these personnel takes significant time and resources. Our ability to achieve revenue growth will depend, in large part, on our success in training and retaining sufficient numbers of capable sales personnel to support our growth.

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.
Operating our business and platform involves the collection, processing, storage, and transmission of sensitive, regulated, proprietary and confidential information, including our personal information and business information and those of our customers. As a result, we and the third parties upon which we rely face a variety of evolving threats, including but not limited to ransomware attacks, which could cause security incidents. Security incidents can compromise the confidentiality, integrity, and availability of this information or our systems. Such incidents could include, but are not limited to, cyber attacks, software bugs and vulnerabilities, server malfunctions, software or hardware failures, malicious code, malware, viruses, social engineering (including phishing), ransomware, supply chain attacks and vulnerabilities through our third-party partners, denial-of-service attacks, credential stuffing, credential harvesting, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats, efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations, errors or malfeasance of our personnel, misconfiguration, and security vulnerabilities in the software or systems on which we rely.
Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of confidential, proprietary, and sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services. Threats such as these are constantly evolving and therefore grow increasingly sophisticated and complex, which in turn increases the difficulty of detecting and successfully defending against them.
While we have implemented security measures designed to protect against or remediate for a security incident, there can be no assurance that these measures will be effective. Additionally, we rely on or partner with third-party vendors and systems that have made representations as to their security measures but there can be no assurance that they will maintain their own security measures appropriately. Breaches of our security measures or those of our third-party service providers, including supply chain attacks or other threats to our business operations, could result in unauthorized access to our sites, networks, systems, and accounts; unauthorized access to, and misappropriation of, individuals’ personal information or other confidential or proprietary information of ourselves, our customers, or other third parties; viruses, worms, spyware, or other malware being served from our platform, mobile application, networks, or systems; deletion or modification of content or the display of unauthorized content on our platform; interruption, disruption, or malfunction of operations; costs relating to breach remediation, deployment of additional personnel and protection technologies, and response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; or litigation, regulatory action, and other potential liabilities.
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

Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
Any compromise or breach of our security measures, or those of our third-party service providers, could also violate applicable privacy, data protection, data security, and other laws, and cause significant legal and financial exposure, adverse publicity, and a loss of confidence in our security measures, which could have a material adverse effect on our business, results of operations, and financial condition. Applicable privacy and information security obligations may also require us to notify relevant stakeholders, such as governmental authorities, partners, and affected individuals, of security breaches or incidents. Such notifications may involve inconsistent requirements and are costly, and the notifications or the failure to comply with such requirements could lead to adverse consequences.
If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing confidential, proprietary, and sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.
Additionally, our contracts may not contain limitations of liability, and even when they do, there can be no assurance that the limitations of liability in our contracts are sufficient to protect us from liabilities, claims, or damages if we fail to comply with applicable obligations related to privacy, data protection, or data security. We also cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.
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
Moreover, Amazon Web Services (“AWS”) provides the cloud computing infrastructure that we use to host our platform, mobile application, and many of the internal tools we use to operate our business. We have a long-term commitment with AWS, and our platform, mobile application, and internal tools use computing, storage capabilities, bandwidth, and other services provided by AWS. Any significant disruption of, limitation of our access to, or other interference with our use of AWS would negatively impact our operations and could seriously harm our business. In addition, any transition of the cloud services currently provided by AWS to another cloud services provider would require significant time and expense and could disrupt or degrade delivery of our platform. Our business relies on the availability of our platform for our users and customers, and we may lose users or customers if they are not able to access our platform or encounter difficulties in doing so. The level of service provided by AWS could affect the availability or speed of our platform, which may also impact the usage of, and our customers’ satisfaction with, our platform and could seriously harm our business and reputation. If AWS increases pricing terms, terminates or seeks to terminate our contractual relationship, establishes more favorable relationships with our competitors, or changes or interprets its terms of service or policies in a manner that is unfavorable with respect to us, our business, results of operations, and financial condition could be harmed.
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
Our platform must integrate with a variety of hardware and software platforms, and we need to continuously modify and enhance our platform to adapt to changes in hardware, software, and browser technologies. In particular, we have developed our platform to be able to easily integrate with third-party applications, including the applications of software providers that compete with us as well as our partners, through the interaction of application programming interfaces (“APIs”). In general, we rely on the providers of such software systems to allow us access to their APIs to enable these integrations. We are typically subject to standard terms and conditions of such providers, which govern the distribution, operation, and fees of such software systems, and which are subject to change by such providers from time to time. Our business will be harmed if any provider of such software systems:
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
Further, our platform includes both a mobile and a desktop application to enable individuals, teams, and organizations to access our platform on multiple device types. If either our mobile or desktop application does not perform well, our business will suffer. In addition, our platform interoperates with servers, mobile devices, and software applications predominantly through the use of protocols, many of which are created and maintained by third parties. We, therefore, depend on the interoperability of our platform with such third-party services, mobile devices, and mobile operating systems, as well as cloud-enabled hardware, software, networking, browsers, database technologies, and protocols that we do not control. The loss of interoperability, whether due to actions of third parties or otherwise, and any changes in technologies that degrade the functionality of our platform or give preferential treatment to competitive services could adversely affect adoption and usage of our platform. Also, we may not be successful in developing or maintaining relationships with key participants in the mobile industry or in ensuring that Asana operates effectively with a range of operating systems, networks, devices, browsers, protocols, and standards. If we are unable to effectively anticipate and manage these risks, or if it is difficult for customers to access and use our platform, our business, results of operations, and financial condition may be harmed.
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
To execute our business model, we must attract and retain highly qualified personnel. Competition for executive officers, software engineers, sales personnel, and other key personnel in our industry and in the San Francisco Bay Area, where our headquarters is located, and in other locations where we maintain offices, is intense. As we become a more mature company, we may find our recruiting efforts more challenging. The incentives to attract, retain, and motivate employees provided by our equity awards, or by other compensation arrangements, may not be as effective as in the past. Additionally, increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. Employee salaries and benefits expenses have increased as a result of economic growth and increased demand for business services among other wage-inflationary pressures and we cannot assure you that they will not continue to rise. Many of the companies with which we compete for experienced personnel have greater resources than we have. Our recruiting efforts may also be limited by laws and regulations, such as restrictive immigration laws, and restrictions on travel imposed by certain governments, as well as delays in processing or a lack of availability of visas. In addition, our reduction in force in the fourth quarter of fiscal year 2023, and any future reductions in force or other restructuring intended to improve operational efficiencies and operating costs, may adversely affect our ability to attract and retain employees. If we do not succeed in attracting excellent personnel or retaining or motivating existing personnel, we may be unable to innovate quickly enough to support our business model or grow effectively.
Our culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the employee engagement fostered by our culture, which could harm our business.
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
We rely on third parties maintaining open marketplaces, including the Apple App Store and Google Play, which make our mobile application available for download. We cannot assure you that the marketplaces through which we distribute our mobile application will maintain their current structures or that such marketplaces will not charge us fees to list our application for download. We are also dependent on these third-party marketplaces to enable us and our users to timely update our mobile application, and to incorporate new features, integrations, and capabilities. We are subject to requirements imposed by marketplaces such as Apple and Google, who may change their technical requirements or policies in a manner that adversely impacts, among other things, the way in which we or our partners collect, use and share data from users through our mobile application. If we do not comply with these requirements, we could lose access to the mobile application marketplace and users, and our business, results of operations, and financial condition may be harmed.
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
For the fiscal year ended January 31, 2023, 40% of our revenues were generated from customers outside the United States. We have operations in multiple cities globally. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. In addition, we will face risks in doing business internationally that could adversely affect our business and results of operations, including:
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
•health or similar issues, such as a pandemic or epidemic; and
•regional and local economic and political conditions, such as global economic downturns or recessions in the regions in which we do business, bank failures, as well as macroeconomic and policy impacts of political instability and armed conflicts.
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
We have in the past and may in the future become subject to legal proceedings, demands, and claims that arise in the ordinary course of business. We (including our officers and directors) could be sued or face regulatory action for a number of issues, including defamation, civil rights infringement, breach of fiduciary duty, negligence, intellectual property rights infringement, violations of privacy, data protection or security laws, personal injury, product liability, regulatory compliance, or other legal claims relating to information that is published or made available via our platform. Litigation might result in substantial costs and may divert management and key personnel’s attention and resources, which might seriously harm our business, results of operations, and financial condition. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs and could have a material adverse effect on our business, results of operations, and financial condition.
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
We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to privacy, data protection, and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.
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
Foreign privacy, data protection, and data security laws have become more stringent in recent years, are undergoing a period of rapid change, and may increase the costs and complexity of offering our products and services in new and existing geographies. For example, the EU GDPR, the UK GDPR, Australia’s Privacy Act, and Canada’s Personal Information Protection and Electronic Documents Act (“PIPEDA”), impose strict requirements for processing personal data, including health-related information. European privacy, data protection, and data security laws, including the EU GDPR and UK GDPR impose significant and complex burdens on processing personal information, provide for robust regulatory enforcement, and contemplate significant penalties for noncompliance. Non-compliance with the EU GDPR and UK GDPR can trigger fines of up to the greater of €20 million (£17.5 million for the UK GDPR) or 4% of our global revenues, restrictions or prohibitions on data processing, and exposure to private right of action and enforcement mechanisms including extensive audit and inspection rights, or private litigation related to processing of personal information brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
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
Domestic privacy, data protection, data security, and consumer protection legislation is also becoming increasingly common in the United States. For example, the CCPA came into effect on January 1, 2020 and final CCPA regulations were issued in August 2020. The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use, and sharing practices, allows consumers to opt out of certain data sharing with third parties and exercise certain individual rights regarding their personal information, provides a new cause of action for data breaches, and provides for penalties for noncompliance of up to $7,500 per violation. Additionally, the California Privacy Rights Act (“CPRA”) approved by voters in California in November 2020, went into effect in January 2023. It imposes additional privacy, data protection, and data security obligations on companies doing business in California and is expected to increase enforcement activity. Similar laws have been proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging. For example, Virginia enacted the Virginia Consumer Data Protection Act and Colorado passed the Colorado Privacy Act, both of which emulate the CCPA and CPRA in many respects, but have unique requirements. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy, data protection, and data security legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.
Furthermore, the Federal Trade Commission and many state attorneys general continue to enforce federal and state consumer protection laws against companies and individuals for online collection, use, dissemination, and security practices that appear to be unfair or deceptive. We also publish privacy policies, marketing materials, and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.
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
In addition to privacy, data protection, and security laws, we are or may become contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. We are also bound by other contractual obligations related to privacy, data protection, and security, and our efforts to comply with such obligations may not be successful.
We are subject to anti-corruption, anti-bribery, and similar laws, and our failure to comply with these laws could subject us to criminal penalties or significant fines and harm our business and reputation.
We are subject to anti-corruption and anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act 2010, and other anti-corruption, anti-bribery, and anti-money laundering laws in countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly and prohibit companies and their employees and agents from promising, authorizing, making, or offering improper payments or other benefits to government officials and others in the private sector. As we increase our international sales and business, our risks under these laws may increase. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, adverse media coverage, and other consequences. Any investigations, actions, or sanctions could harm our business, results of operations, and financial condition.
We are subject to various export, import, and trade and economic sanction laws and regulations that could impair our ability to compete in international markets and subject us to liability for noncompliance.
Our business activities are subject to various export, import, and trade and economic sanction laws and regulations, including, among others, the U.S. Export Administration Regulations, administered by the Department of Commerce’s Bureau of Industry and Security (“BIS”), and economic and trade sanctions regulations maintained by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) which we refer to collectively as “Trade Controls”. Trade Controls may prohibit or restrict the sale or supply of certain products, including encryption items and other technology, and services to certain governments, persons, entities, countries, and territories, including those that are the target of comprehensive sanctions. We incorporate encryption technology into our platform, which may subject its export outside of the United States to various export authorization requirements, including licensing, compliance with license exceptions, or other appropriate government authorization, including the filing of an encryption classification request or self-classification report with the U.S. Commerce Department. In addition, various other countries regulate the import and export of certain encryption and other technology, including through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our platform or could limit the ability of organizations to use our platform in those countries.

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
We do not expect to become profitable in the near future, may never achieve profitability, and have incurred substantial net operating losses (“NOLs”) during our history. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs or tax credits to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate change in stock ownership by one or more stockholders or groups of stockholders owning at least 5% of a corporation’s stock exceeds more than 50 percentage points over a three-year period. We have experienced ownership changes since inception and our utilization of net operating loss carryforwards will be subject to annual limitations. However, it is not expected that the annual limitations will result in the expiration of tax attribute carryforwards prior to utilization. We may experience additional ownership changes in connection with subsequent shifts in our stock ownership (some of which shifts are outside our control). As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.
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
Our operating activities may be restricted as a result of covenants related to the indebtedness under our Credit Agreement, and we may be required to repay the outstanding indebtedness in an event of default, which would have an adverse effect on our business. Additionally, future operational challenges on the part of our lender could impact our ability to quickly access additional liquidity.
On November 7, 2022, we entered into a credit agreement (the “Credit Agreement”) with several banks and other financial institutions or entities for which Silicon Valley Bank (“SVB”) acted as issuing lender, administrative agent and collateral agent, under which we may incur loans in an aggregate principal amount not to exceed $150 million, consisting of a term loan facility in an aggregate principal amount equal to $50 million and a revolving loan facility in an aggregate principal amount of up to $100 million, including a $30 million letter of credit sub-facility (collectively, the “November 2022 Senior Secured Credit Facility”). On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. On March 14, 2023, the FDIC announced that substantially all third party contracts previously entered into by SVB, including the Credit Agreement, have been transferred to Silicon Valley Bridge Bank, National Association (“SVBBNA”) and that SVBBNA has assumed all obligations of SVB under those contracts. We currently expect to continue to have the ability to make additional borrowings under the November 2022 Senior Secured Credit Facility; however, should the ownership of the November 2022 Senior Secured Credit Facility or of SVBBNA change, or the operations of SVBBNA undergo additional restructurings, or if SVBBNA is otherwise unable to fulfill its commitments to lend under the terms of the facility, our ability to access this liquidity quickly or at all could be adversely impacted.
Additionally, the Credit Agreement includes customary conditions to borrowing and covenants, including restrictions on our ability to incur liens, incur indebtedness, make or hold investments, execute certain change of control transactions, business combinations or other fundamental changes to the business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions, subject to customary exceptions. In addition, the Credit Agreement contains financial covenants that require us to maintain a consolidated adjusted quick ratio of 1.25 to 1.00, as well as a minimum cash adjusted EBITDA, each tested on a quarterly basis. The Credit Agreement contains customary events of default relating to, among other things, payment defaults, breach of covenants, cross acceleration to material indebtedness, bankruptcy-related defaults, judgment defaults, and the occurrence of certain change of control events. Non-compliance with one or more of the covenants and restrictions or the occurrence of an event of default could result in the full or partial principal balance of the Credit Agreement becoming immediately due and payable and termination of the commitments. Our business may be adversely affected by these restrictions on our ability to operate our business.
General Risks
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
Generally accepted accounting principles in the United States (“GAAP”) are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the American Institute of Certified Public Accountants, the Securities and Exchange Commission, or the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.
A failure to establish and maintain an effective system of disclosure controls and internal control over financial reporting, could adversely affect our ability to produce timely and accurate financial statements or comply with applicable regulations.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and investments to strengthen our accounting systems. If any of these new or improved controls and systems do not perform as expected, we may experience material weaknesses in our controls. In addition to our results determined in accordance with GAAP, we believe certain non-GAAP measures may be useful in evaluating our operating performance. We present certain non-GAAP financial measures in this

Annual Report on Form 10-K and intend to continue to present certain non-GAAP financial measures in future filings with the SEC and other public statements. Any failure to accurately report and present our non-GAAP financial measures could cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock.
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange (“NYSE”) or the Long-Term Stock Exchange (“LTSE”). We are required to provide an annual management report on the effectiveness of our internal control over financial reporting.
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
While we have historically transacted in U.S. dollars with the majority of our customers and vendors, we have also transacted in foreign currencies and for foreign jurisdictions where we have operations, and expect to continue to transact in more foreign currencies in the future. Accordingly, declines in the value of foreign currencies relative to the U.S. dollar can adversely affect our revenues and results of operations due to transactional and translational remeasurement that is reflected in our earnings. Also, fluctuations in the values of foreign currencies relative to the U.S. dollar could make it more difficult to detect underlying trends in our business and results of operations.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenues and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to the useful lives and carrying values of long-lived assets, the fair value of the convertible note, the fair value of common stock, stock-based compensation expense, the period of benefit for deferred contract acquisition costs, and income taxes. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.
Catastrophic events may disrupt our business.
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could harm our business. In particular, health crises, such as the

COVID-19 pandemic, and international conflicts, such as the invasion of Ukraine by Russia and related economic sanctions, including the reactions of governments, markets, and the general public, may result in a number of adverse consequences for our business, operations, and results of operations, many of which are beyond our control. We have our headquarters and a large employee presence in San Francisco, California, and the west coast of the United States contains active earthquake zones. In the event of a major earthquake, hurricane, or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our platform development, lengthy interruptions in our platform, breaches of data security, and loss of critical data, all of which would harm our business, results of operations, and financial condition. Acts of terrorism would also cause disruptions to the internet or the economy as a whole. In addition, the insurance we maintain would likely not be adequate to cover our losses resulting from disasters or other business interruptions. Our disaster recovery plan may not be sufficient to address all aspects or any unanticipated consequence or incident, and our insurance may not be sufficient to compensate us for the losses that could occur.
Risks Related To Ownership of Our Class A Common Stock
The trading price of our Class A common stock may be volatile and could decline significantly and rapidly.
The trading price of our Class A common stock has been and could continue to be subject to wide fluctuations in response to numerous factors in addition to the ones described in the preceding Risk Factors, many of which are beyond our control, including:
•actual or anticipated fluctuations in our results of operations;
•overall performance of the equity markets, the economy as a whole, and macroeconomic factors such as inflationary pressures;
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
•other events or factors, including bank failures, war, incidents of terrorism, or responses to these events;
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
In addition, stock markets with respect to newly public companies, particularly companies in the technology industry, have experienced significant price and volume fluctuations that have affected and continue to affect the stock prices of these companies. Stock prices of many companies, including technology companies, have fluctuated in a manner often unrelated to the operating performance of those companies. For example, despite our revenue growing year over year, our stock price has experienced significant volatility in the past year due to general downturns and increased instability in the equity markets. In the past, companies that have experienced volatility in the trading price for their stock have been subject to securities class action litigation. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business, results of operations, and financial condition.
Our largest stockholder will have the ability to influence the outcome of director elections and other matters requiring stockholder approval.
Dustin Moskovitz, our co-founder, President, Chief Executive Officer, Chair, and largest stockholder, beneficially owns a significant percentage of our outstanding Class A common stock and Class B common stock, together, representing a majority of the voting power of our capital stock as of January 31, 2023. Mr. Moskovitz could exert substantial influence over matters requiring approval by our stockholders. This concentration of ownership may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
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
We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our capital stock will be at the discretion of our board of directors. In addition, our November 2022 Senior Secured Credit Facility contains restrictions on our ability to pay dividends. Accordingly, investors must rely on sales of their Class A common stock as the only way to realize any future gains, if any, on their investments.
Additional stock issuances could result in significant dilution to our stockholders.
We may issue our capital stock or securities convertible into our capital stock from time to time in connection with a financing, acquisition, investments, or otherwise. Additional issuances of our stock will result in dilution to existing holders of our stock. Also, the exercise of stock options to purchase our stock and the settlement of restricted stock units (“RSUs”) will result in further dilution. The amount of dilution could be substantial depending upon the size of the issuance or exercise. For example, in January and June 2020, we issued and sold convertible notes to the Dustin Moskovitz Trust, an affiliated trust of Mr. Moskovitz, for an aggregate principal amount of $450.0 million, that, if converted prior to their maturity, would convert into a number of shares of our Class B common stock between an aggregate of 17,012,822 and 27,220,504 shares (the “Convertible Notes”). On July 1, 2021, pursuant to the terms of the Convertible Notes, upon meeting the closing trading price criteria for optional conversion by Asana, we elected to convert all remaining amounts outstanding under the Convertible Notes into shares of our Class B common stock at the applicable minimum conversion rate set forth in the Convertible Notes, for the issuance of an aggregate of 17,012,822 shares of Class B common stock to the Dustin Moskovitz Trust. In addition, on September 7, 2022, we issued and sold 19,273,127 shares of our Class A common stock to Dustin Moskovitz in a private placement transaction, at a purchase price of $18.16 per share, based on the closing trading price of the Company’s Class A common stock on September 2, 2022, for aggregate gross proceeds of approximately $350 million. Any future such transactions, notes or issuances could result in substantial dilution to our existing stockholders and cause the trading price of our Class A common stock to decline.
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
In addition, we maintain additional offices in North America and internationally in APAC and EMEA.
We may procure additional space in the future if we add employees or expand geographically. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

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
Holders of Record
As of March 1, 2023, we had 126 holders of record of our Class A common stock and 14 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held in street name by brokers and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these holders of record.
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
Securities Authorized for Issuance under Equity Compensation Plans
See the section titled Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding securities authorized for issuance.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.
The following graph compares (i) the cumulative total stockholder return on our Class A common stock from September 30, 2020 (the date our Class A common stock commenced trading on the NYSE) through January 31, 2023 with (ii) the cumulative total return of the Standard & Poor's (S&P) 500 Index and the Standard & Poor’s Information Technology Index over the same period, assuming the investment of $100 in our Class A common stock and in both of the other indices on September 30, 2020 and the reinvestment of dividends. The graph uses the closing market price on September 30, 2020 of $28.80 per share as the initial value of our Class A common stock. As discussed above, we have never declared or paid a cash dividend on our Class A common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

Stock Performance Graph
600.00
400.00
200.00
0.00
09/30/2020
10/31/2020
01/31/2021
04/30/2021
07/31/2021
10/31/2021
01/31/2022
04/30/2022
07/31/2022
10/31/2022
01/31/2023
Asana, Inc.
S&P 500 Index
S&P 500 Information Technology Index

Unregistered Sales of Equity Securities
None.
Issuer Purchase of Equity Securities
The following table contains information relating to the repurchases of our common stock made by us in the three months ended January 31, 2023.

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share
November 1 - November 30, 2022	960	$6.34
December 1 - December 31, 2022	86	$3.70
January 1 - January 31, 2023	84	$3.70
Total	1,130	$5.95
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
Overview
Asana is a work management platform that helps organizations orchestrate work, from daily tasks to cross-functional strategic initiatives. Over 139,000 paying customers use Asana to manage everything from product launches to marketing campaigns to organization-wide goal setting. Our platform adds structure to unstructured work, creating clarity, transparency, and accountability to everyone within an organization—individuals, team leads, and executives—so they understand exactly who is doing what, by when.
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
We have experienced rapid growth in recent periods. Our revenues were $547.2 million, $378.4 million, and $227.0 million for fiscal 2023, fiscal 2022, and fiscal 2021, respectively, representing growth of 45% and 67% for fiscal 2023 and fiscal 2022, respectively. As of January 31, 2023, we had 1,782 employees, representing growth of 7% since January 31, 2022. We had a net loss of $407.8 million, $288.3 million, and $211.7 million for fiscal 2023, fiscal 2022, and fiscal 2021, respectively.
Since our inception, over 42 million users have registered on Asana and millions of teams in virtually every country around the world have used Asana. As of January 31, 2023, we had over 2.5 million paid users.
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
As of January 31, 2023, we had over 139,000 paying customers, compared to over 119,000 as of January 31, 2022. We define a customer as a distinct account, which could include a team, company, educational or government institution, organization, or distinct business unit of a company, that is on a paid subscription plan, a free version, or a free trial of one of our paid subscription plans. A single organization may have multiple customers. We define a paying customer as a customer on a paid subscription plan.
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
As of January 31, 2023, we had 19,432 customers spending over $5,000 on an annualized basis contributing approximately 70% of revenues for the fiscal year then ended. As of January 31, 2022, we had 15,437 customers spending over $5,000 who contributed approximately 66% of revenue for the fiscal year then ended.
As of January 31, 2023 and 2022, we had 506 and 340 customers spending over $100,000 on an annualized basis, respectively.
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
As of January 31, 2023 and 2022, our dollar-based net retention rate was over 115% and over 120%, respectively.
As of January 31, 2023 and 2022, our dollar-based net retention rate for customers spending over $5,000 with us on an annualized basis was over 120% and over 130%, respectively. Our dollar-based net retention rate for customers spending over $100,000 with us on an annualized basis was over 135% for both periods.
Current Economic Conditions
We continue to monitor and respond to evolving developments regarding the COVID-19 pandemic, which has significantly impacted the global economy. While we have re-opened our offices globally to employees and shifted to an office-centric hybrid work model, in-office collaboration is voluntary in times of increased community spread, and could therefore be further disrupted should the severity of the pandemic worsen. Should the pandemic worsen, operations of Asana, our partners or our customers may be further affected by the pandemic.
Additionally, other recent macroeconomic events including elevated inflation, the U.S. Federal Reserve raising interest rates, bank failures, supply chain disruptions, fluctuations in currency exchange rates, and the Russian invasion of Ukraine, have led to further economic uncertainty in the global economy. For example, on March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. On March 12, 2023, the U.S. Department of the Treasury, Federal Reserve and FDIC jointly announced that all SVB depositors will have access to all of their funds on deposit with SVB. On March 14, 2023, the FDIC announced that substantially all third party contracts previously entered into by SVB have been transferred to SVBBNA, inclusive of our credit agreement with SVB, and that SVBBNA has assumed all obligations of SVB under those contracts. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, or additional changes occur in the ownership structure or operations of SVBBNA, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. These macroeconomic conditions have and are likely to continue to have adverse effects on the rate of global IT spending, including the buying patterns of our customers and prospective customers. While the current macroenvironment is challenging and may continue for the near term, we are encouraged by the future of work that we’re building at Asana, where every organization can work from a shared system driving clarity and accountability powered by the Asana Work Graph.
Reduction in Force
On November 15, 2022, we announced a reduction of our global workforce by approximately 9% to improve operational efficiencies and operating costs and better align the Company’s workforce with current business needs, top strategic priorities, and key growth opportunities. As a result, during the fiscal year ended January 31, 2023, we incurred $9.3 million of expenses related to severance, benefits and other related items. We do not expect to incur additional expenses of any significance related to the reduction in force in future periods.
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
Cost of Revenues
Cost of revenues consists primarily of the cost of providing our platform to free users and paying customers and is comprised of third-party hosting fees, personnel-related expenses for our operations and support personnel including allocated overhead costs for facilities and shared IT-related expenses, third-party implementation services partner fees, credit card processing fees, and amortization of our capitalized internal-use software costs.
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
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel-related expenses are the most significant component of operating expenses and consist of salaries, employer payroll taxes, benefits, stock-based compensation expense, and, in the case of sales and marketing expenses, sales commissions. Operating expenses also include an allocation of overhead costs for facilities and shared IT-related expenses, including depreciation expense.

Research and Development
Research and development expenses consist primarily of personnel-related expenses. These expenses also include product design costs, third-party services and consulting expenses, software subscriptions and computer equipment used in research and development activities, and allocated overhead costs. A substantial portion of our research and development efforts are focused on enhancing our software architecture and adding new features and functionality to our platform. We anticipate continuing to invest in innovation and technology development, and as a result, we expect research and development expenses to continue to increase in dollar amount but to decrease as a percentage of revenues over time.
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
We have recognized and will continue to recognize certain expenses as part of being a publicly traded company, consisting of professional fees and other expenses. As a public company, we incur additional costs associated with accounting, compliance, insurance, and investor relations. We expect our general and administrative expenses to continue to increase in dollar amount for the foreseeable future but to generally decrease as a percentage of our revenues, although the percentage may fluctuate from period to period depending on the timing and amount of our general and administrative expenses.
Interest Income and Other Income (Expense), Net and Interest Expense
Interest income and other income (expense), net consists of income earned on our marketable securities and investments, in addition to foreign currency transaction gains and losses.
Interest expense consists of contractual interest expense and amortization of the debt discount on the senior mandatory convertible promissory notes we issued in January and June 2020 to a trust affiliated with our CEO, and interest expense from our term loan and revolving credit facility.
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

	Year Ended January 31,
	2023	2022	2021
	(in thousands)
Revenues	$547,212	$378,437	$227,004
Cost of revenues (1)	56,559	38,897	28,741
Gross profit	490,653	339,540	198,263
Operating expenses:
Research and development (1)	297,209	203,124	121,139
Sales and marketing (1)	434,961	282,897	176,479
General and administrative (1)	166,309	118,703	76,212
Total operating expenses	898,479	604,724	373,830
Loss from operations	(407,826)	(265,184)	(175,567)
Interest income and other income (expense), net	6,933	(1,536)	1,568
Interest expense	(2,000)	(18,385)	(36,178)
Loss before provision for income taxes	(402,893)	(285,105)	(210,177)
Provision for income taxes	4,875	3,237	1,533
Net loss	$(407,768)	$(288,342)	$(211,710)
__________________
(1)Amounts include stock-based compensation expense as follows:

	Year Ended January 31,
	2023	2022	2021
	(in thousands)
Cost of revenues	$1,658	$806	$305
Research and development	100,083	57,480	18,606
Sales and marketing	58,504	29,631	9,387
General and administrative	28,717	16,644	5,927
Total stock-based compensation expense (1)	$188,962	$104,561	$34,225
__________________
(1)The table above includes $0.9 million of stock-based compensation expense for the fiscal year ended January 31, 2023 that was incurred as a result of the restructuring. See Note 17. Restructuring to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data in this Annual Report on Form 10-K for more information.

The following table sets forth the components of our statements of operations data, for each of the periods presented, as a percentage of revenues.

	Year Ended January 31,
	2023	2022	2021
	(percent of revenues)
Revenues	100%	100%	100%
Cost of revenues	10	10	13
Gross margin	90	90	87
Operating expenses:
Research and development	54	54	53
Sales and marketing	79	75	78
General and administrative	30	31	34
Total operating expenses	164	160	165
Loss from operations	(75)	(70)	(77)
Interest income and other income (expense), net	1	*	1
Interest expense	*	(5)	(16)
Loss before provision for income taxes	(74)	(75)	(93)
Provision for income taxes	*	*	*
Net loss	(75)%	(76)%	(93)%
________________
* Less than 1%
Note: Certain figures may not sum due to rounding.
Comparison of the Fiscal Years Ended January 31, 2023 and 2022
Revenues

	Year Ended January 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Revenues	$547,212	$378,437	$168,775	45%
Revenues increased $168.8 million, or 45%, during fiscal 2023 compared to fiscal 2022. The increase in revenues was primarily due to the addition of new paying customers, a continued shift in our sales mix toward our higher priced subscription plans, such as Enterprise and Business plans, and revenues generated from our existing paying customers expanding their use of our solution as reflected by our dollar-based net retention rate of over 115% as of January 31, 2023.
Cost of Revenues and Gross Margin

	Year Ended January 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Cost of revenues	$56,559	$38,897	$17,662	45%
Gross margin	90%	90%
Cost of revenues increased $17.7 million, or 45%, during fiscal 2023 compared to fiscal 2022. The increase was primarily due to an increase of $7.3 million in third-party hosting costs as we increased capacity to support customer usage and growth of our customer base, an increase of $5.2 million in personnel-related costs due to increased headcount, $2.5 million in credit card processing fees, $1.1 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure, and $0.7 million in fees to third-party support vendors.
Our gross margin stayed consistent during fiscal 2023 compared to fiscal 2022.
Operating Expenses

	Year Ended January 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Research and development	$297,209	$203,124	$94,085	46%
Sales and marketing	434,961	282,897	152,064	54%
General and administrative	166,309	118,703	47,606	40%
Total operating expenses	$898,479	$604,724	$293,755	49%
Research and Development
Research and development expenses increased $94.1 million, or 46%, during fiscal 2023 compared to fiscal 2022. The increase was primarily due to an increase of $79.8 million in personnel-related expenses driven by higher headcount, an increase of $8.9 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure, an increase of $2.2 million in cloud computing and related costs, partially offset by an increase of $1.0 million in capitalized internal-use software.
Sales and Marketing
Sales and marketing expenses increased $152.1 million, or 54%, during fiscal 2023 compared to fiscal 2022. The increase was primarily due to an increase of $97.3 million in personnel-related expenses as a result of higher headcount, an increase of $30.6 million for advertising, an increase of $11.0 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure, an increase of $4.3 million in fees to marketing vendors, an increase of $3.7 million in equipment and related costs, and an increase of $3.7 million in travel and entertainment costs.
General and Administrative
General and administrative expenses increased $47.6 million, or 40%, during fiscal 2023 compared to fiscal 2022. The increase was primarily due to an increase of $34.3 million in personnel-related expenses driven by higher headcount to support our continued growth, an increase of $3.4 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure, an increase of $2.6 million in fees to third party support vendors, and an increase of $1.7 million in equipment and related costs, partially offset by a decrease of $1.8 million in capitalized cloud computing arrangement costs.
Interest Income, Interest Expense, and Other Income (Expense), Net

	Year Ended January 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Interest income and other income (expense), net	$6,933	$(1,536)	$8,469	(551)%
Interest expense	(2,000)	(18,385)	16,385	(89)%
Interest income and other income (expense), net increased $8.5 million during fiscal 2023 compared to fiscal 2022 due primarily to an increase of $7.4 million in interest income from our investments in marketable securities and a decrease of $1.1 million in losses on foreign currency transactions. Interest expense decreased $16.4 million during fiscal 2023 compared to fiscal 2022 primarily due to the conversion in July 2021 of the senior mandatory convertible promissory notes previously issued to a trust affiliated with our CEO in January 2020 and June 2020.

Comparison of the Fiscal Years Ended January 31, 2022 and 2021
For a comparison of our results of operations for the fiscal years ended January 31, 2022 and 2021, see Part II— Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, filed with the SEC on March 24, 2022.
Non-GAAP Financial Measures
The following tables present certain non-GAAP financial measures for each period presented below. In addition to our results determined in accordance with GAAP, we believe these non-GAAP financial measures are useful in evaluating our operating performance. See below for a description of the non-GAAP financial measures and their limitations as an analytical tool.

	Year Ended January 31,
	2023	2022	2021
	(in thousands)
Non-GAAP loss from operations	$(207,280)	$(157,055)	$(123,184)
Non-GAAP net loss	$(207,222)	$(162,915)	$(123,289)
Free cash flow	$(159,550)	$(87,624)	$(75,958)
Non-GAAP Loss From Operations and Non-GAAP Net Loss
We define non-GAAP loss from operations as loss from operations plus stock-based compensation expense and the related employer payroll tax associated with RSUs as well as non-recurring costs, such as restructuring costs and direct listing expenses. The amount of employer payroll tax-related items on employee stock transactions is dependent on our stock price and other factors that are beyond our control and that do not correlate to the operation of the business. When evaluating the performance of our business and making operating plans, we do not consider these items (for example, when considering the impact of equity award grants, we place a greater emphasis on overall stockholder dilution rather than the accounting charges associated with such grants). We believe it is useful to exclude these expenses in order to better understand the long-term performance of our core business, to facilitate comparison of our results to those of peer companies, and to facilitate comparison over multiple periods.
We define non-GAAP net loss as net loss plus stock-based compensation expense and the related employer payroll tax associated with RSUs, amortization of discount and non-cash contractual interest expense related to our senior mandatory convertible promissory notes, and non-recurring costs such as restructuring costs and direct listing expenses.
We use non-GAAP loss from operations and non-GAAP net loss in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that non-GAAP loss from operations and non-GAAP net loss provide our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations.
Free Cash Flow
We define free cash flow as net cash from operating activities less cash used for purchases of property and equipment and capitalized internal-use software costs, plus non-recurring expenditures such as capital expenditures from the purchases of property and equipment associated with the build-out of our corporate headquarters in San Francisco, restructuring costs, and direct listing expenses. We believe that free cash flow is a useful indicator of liquidity that provides information to management and investors, even if negative, about the amount of cash used in our operations other than that used for investments in property and equipment and capitalized internal-use software costs, adjusted for non-recurring expenditures.
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
The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.
Non-GAAP Loss From Operations

	Year Ended January 31,
	2023	2022	2021
	(in thousands)
Loss from operations	$(407,826)	$(265,184)	$(175,567)
Add:
Stock-based compensation and related employer payroll tax associated with RSUs	191,286	108,129	34,431
Restructuring costs (1)	9,260	—	—
Direct listing expenses	—	—	17,952
Non-GAAP loss from operations	$(207,280)	$(157,055)	$(123,184)
Non-GAAP Net Loss

	Year Ended January 31,
	2023	2022	2021
	(in thousands)
Net loss	$(407,768)	$(288,342)	$(211,710)
Add:
Stock-based compensation and related employer payroll tax associated with RSUs	191,286	108,129	34,431
Restructuring costs (1)	9,260	—	—
Amortization of discount on convertible notes	—	10,628	22,357
Non-cash interest expense	—	6,670	13,681
Direct listing expenses	—	—	17,952
Non-GAAP net loss	$(207,222)	$(162,915)	$(123,289)
__________________
(1)Restructuring costs for the fiscal year ended January 31, 2023 were composed of severance and related charges of $8.4 million and stock-based compensation expense of $0.9 million. These charges are non-recurring and not reflective of underlying trends in our business. See Note 17. Restructuring to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data in this Annual Report on Form 10-K for more information.

Free Cash Flow

	Year Ended January 31,
	2023	2022	2021
	(in thousands)
Net cash provided by (used in) investing activities	$64,492	$27,561	$(158,937)
Net cash provided by financing activities	$381,391	$37,210	$201,005
Net cash used in operating activities	$(160,058)	$(83,785)	$(92,870)
Less:
Purchases of property and equipment	(5,351)	(41,587)	(57,344)
Capitalized internal-use software costs	(1,806)	(1,132)	(962)
Add:
Restructuring costs paid	7,663	—	—
Purchases of property and equipment for build-out of corporate headquarters	2	38,610	55,791
Direct listing expenses paid	—	270	19,427
Free cash flow	$(159,550)	$(87,624)	$(75,958)
Liquidity and Capital Resources
Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock and common stock, the issuance of senior mandatory convertible promissory notes in January and June 2020 to a trust affiliated with our CEO, cash generated from the sale of subscriptions to our platform, and financing activities including the private placement transaction with our CEO. We have generated losses from our operations as reflected in our accumulated deficit of $1,237.6 million as of January 31, 2023 and negative cash flows from operating activities for fiscal 2023, fiscal 2022, and fiscal 2021.
As of January 31, 2023, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $529.3 million.
In November 2022, we entered into a four-year credit agreement with SVB, which provided for senior secured credit facilities in the aggregate principal amount of up to $150 million, consisting of a term loan facility in the aggregate principal amount of $50 million and a revolving loan facility in an aggregate principal amount of up to $100 million, including a $30 million letter of credit sub-facility. The November 2022 Senior Secured Credit Facility refinanced the April 2020 Senior Secured Term Loan and terminates on November 7, 2026.
Borrowings under the November 2022 Senior Secured Credit Facility may be designated as ABR Loans or SOFR Loans, subject to certain terms and conditions under the Credit Agreement. Interest will accrue on any outstanding balance at a floating rate tied to the adjusted term SOFR, the prime rate, or the federal funds effective rate. Interest is payable monthly in arrears. Pursuant to the terms of the revolving credit facility, we are required to pay an annual commitment fee that accrues at a rate of 0.15% per annum on the unused portion of the borrowing commitments under the revolving credit facility. Refer to Note 7. Debt for further details.
As of January 31, 2023, under the November 2022 Senior Secured Credit Facility there was $50 million drawn and outstanding under the term loan, no amounts outstanding under the revolving credit facility and an aggregate $23.6 million in letters of credit issued under the credit sub-facility. Our total available borrowing capacity under the revolving credit facility was $76.4 million as of January 31, 2023.
On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. On March 12, 2023, the U.S. Department of the Treasury, Federal Reserve and FDIC jointly announced that all SVB depositors will have access to all of their funds on deposit with SVB. On March 14, 2023, the FDIC announced that substantially all third party contracts previously entered into by SVB have been transferred to SVBBNA, inclusive of our credit agreement with SVB, and that SVBBNA has assumed all obligations of SVB under those contracts. The Company therefore does not believe that there is any impact to the availability of the SVB line of credit and will continue to monitor the situation with SVBBNA as it evolves. As a result of the foregoing, all references to SVB are therefore under the control of SVBBNA as of the report date.
In September 2022, we issued and sold 19,273,127 shares of our Class A common stock to our CEO in a private placement transaction at a purchase price of $18.16 per share, based on the closing trading price of the Company’s Class A common stock on September 2, 2022, for aggregate proceeds of $350 million. Refer to Note 11. Stockholders’ Equity (Deficit) for details.
A substantial source of our cash provided by operating activities is our customer billings for subscription to our platform. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is included on our consolidated balance sheets as a liability and is recorded as revenues over the term of the subscription agreement. As of January 31, 2023 and January 31, 2022, we had $233.6 million and $174.2 million, respectively, of deferred revenue of which $226.4 million and $170.1 million, respectively, were recorded as a current liability. This deferred revenue will be recognized as revenues when all of the revenue recognition criteria are met.
We assess our liquidity primarily through our cash on hand as well as the projected timing of billings under contract with our paying customers and related collection cycles. We believe our current cash, cash equivalents, marketable securities, and amounts available under our November 2022 Senior Secured Credit Facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, billing frequency, our dollar-based net retention rate, the timing and extent of spending to support our research and development efforts, particularly for the introduction of new and enhanced products and features, the performance of sales and marketing activities, costs associated with international expansion, additional capital expenditures to invest in existing and new office spaces, as well as increased general and administrative expenses to support being a publicly traded company. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may seek to raise additional funds at any time through equity, equity-linked arrangements, and debt. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition would be adversely affected. Additionally, cash from operations could also be affected by various risks and uncertainties in connection with the impact of an economic downturn or recession, the COVID-19 pandemic, significant market volatility in the global economy, timing and ability to collect payments from our customers and other risks detailed in Part I—Item 1A. Risk Factors.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Year Ended January 31,
	2023	2022	2021
	(in thousands)
Net cash used in operating activities	$(160,058)	$(83,785)	$(92,870)
Net cash provided by (used in) investing activities	64,492	27,561	(158,937)
Net cash provided by financing activities	381,391	37,210	201,005
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
Net cash used in operating activities of $160.1 million for fiscal 2023 reflects our net loss of $407.8 million, adjusted by non-cash items such as stock-based compensation expense of $189.0 million, non-cash lease expense of $15.6 million, amortization of deferred contract acquisition costs of $15.1 million, depreciation and amortization of

$12.7 million, provision for doubtful accounts of $1.9 million, and net cash inflows of $13.4 million from changes in our operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities primarily consisted of a $59.4 million increase in deferred revenue resulting from increased billings for subscriptions and a $25.5 million increase in accrued expenses and other liabilities primarily from increases in accrued sales and value-added taxes and other liabilities. These amounts were partially offset by a $25.2 million increase in accounts receivable due to higher customer billings, a $24.0 million increase in prepaid expenses and other current assets related to an increase in deferred contract acquisition costs, $13.8 million decrease in operating lease liabilities, a $4.4 million decrease in accounts payable, and a $4.1 million increase in other assets.
Net cash used in operating activities of $83.8 million for fiscal 2022 reflects our net loss of $288.3 million, adjusted by non-cash items such as stock-based compensation expense of $104.5 million, non-cash lease expense of $16.6 million, amortization of discount on convertible notes and term loan issuance costs of $10.6 million, amortization of deferred contract acquisition costs of $8.6 million, depreciation and amortization of $8.5 million, non-cash interest expense of $6.7 million, provision for doubtful accounts of $2.3 million, and net cash inflows of $46.0 million from changes in our operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities primarily consisted of a $68.3 million increase in deferred revenue resulting from increased billings for subscriptions, a $23.7 million increase in accrued expenses and other liabilities primarily from increases in accrued payroll and other liabilities, $8.1 million increase in operating lease liabilities, and a $7.3 million increase in accounts payable not related to the purchases of property and equipment. These amounts were partially offset by a $27.0 million increase in accounts receivable due to higher customer billings, a $23.7 million increase in prepaid expenses and other current assets related to an increase in deferred contract acquisition costs, and a $10.7 million increase in other assets.
Investing Activities
Net cash provided by investing activities of $64.5 million for fiscal 2023 consisted of $143.9 million in maturities of marketable securities, partially offset by $72.2 million in purchases of marketable securities, $5.4 million in purchases of property and equipment from leasehold improvements, and $1.8 million in capitalized internal-use software costs.
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
Financing Activities
Net cash provided by financing activities of $381.4 million for fiscal 2023 consisted of $347.3 million in proceeds from the private placement financing net of offering costs, $49.6 million in net proceeds from the November 2022 Senior Secured Credit Facility, $17.1 million in proceeds from our employee stock purchase plan, and $5.8 million in proceeds from the exercise of stock options, partially offset by $38.3 million for the repayment of our April 2020 Senior Secured Term Loan.
Net cash provided by financing activities of $37.2 million for fiscal 2022 consisted of $16.6 million in proceeds from the exercise of stock options, $13.4 million in proceeds from our employee stock purchase plan, and $9.0 million in net proceeds from our term loan, partially offset by $1.7 million for the repayment of our prior term loan.
Contractual Obligations and Commitments
The contractual commitment amounts in the table below are associated with agreements that are enforceable and legally binding. Purchase orders issued in the ordinary course of business are not included in the table below, as our purchase orders represent authorizations to purchase rather than binding agreements.

The following table summarizes our contractual obligations as of January 31, 2023:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 years	3 - 5 years	More than 5 Years
	(in thousands)
Operating lease commitments(1)	$391,049	$39,676	74,795	$77,202	$199,376
Purchase commitments(2)	80,954	29,537	50,809	608	—
Total contractual obligations	$472,003	$69,213	$125,604	$77,810	$199,376
________________
(1)Consists of future non-cancelable minimum rental payments under operating leases for our offices, including an office space in San Francisco that had not yet commenced as of January 31, 2023. For further information regarding operating lease commitments, refer to Note 9. Leases.
(2)Consists of a 60-month contract with Amazon Web Services for hosting-related services and other non-cancellable purchase commitments with various parties primarily for software-based services. Refer to Note 8. Commitments and Contingencies for further details on related commitments.

In February 2019, we entered into a new lease agreement for office space in San Francisco, which commenced in May 2020 and expires in October 2033. As part of the agreement, we were required to issue a $17.0 million letter of credit upon access to the office space, which occurred in the year ended January 31, 2021. Future minimum lease payments related to this lease as of January 31, 2023 were $339.3 million. Our CEO acts as a personal guarantor to the lease for the full rent payments over the entire term of the lease should we default on our obligations.
For further information on our commitments and contingencies, refer to Note 8. Commitments and Contingencies in the consolidated financial statements contained within this Annual Report on Form 10-K.
On July 1, 2021, pursuant to the terms thereof, we elected to convert the Convertible Notes (as defined in Note 6. Convertible Notes—Related Party) into shares of our Class B common stock. Refer to Note 6. Convertible Notes—Related Party for additional information.
In November 2022, we entered into the Credit Agreement with SVB, as discussed in Liquidity and Capital Resources above.
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
While our significant accounting policies are more fully described in Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our Consolidated Financial Statements in Item 8. Financial

Statements and Supplementary Data of this Annual Report on Form 10-K, we believe that the accounting estimates described below have the most significant impact.
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
We account for stock-based compensation expense related to our 2020 Employee Stock Purchase Plan (“ESPP”) purchase rights based on the estimated grant date fair value, which is calculated using the Black-Scholes option pricing model and the aggregate number of shares of our common stock expected to be purchased under each offering. The assumptions used to determine the fair value of the ESPP purchase rights, including the expected term of the awards, the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock, represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. We account for modifications to employee contributions as they occur.
We recognize stock-based compensation expense ratably over the requisite service period, which is generally the vesting period of the respective award. We account for forfeitures as they occur. We recognize stock-based compensation expense related to ESPP on a straight-line basis over the term of each ESPP offering period, which is generally two years.
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
•Fair value of common stock—Prior to our direct listing, we estimated the fair value of common stock; see Common Stock Valuations below. The fair value of common stock for purposes of ESPP purchases is based on the stock price on the first date of the respective offering period.
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
For valuations as of and subsequent to January 31, 2020 and before our direct listing, we used a hybrid method utilizing a combination of the option pricing model and the probability-weighted expected return method (“PWERM”) in estimating the fair value of our common stock. Using the PWERM, the value of our common stock is estimated based upon a probability-weighted analysis of varying values for our common stock assuming possible future events for our company, including a scenario assuming we become a publicly traded company and a scenario assuming we continue as a privately held company.
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
Recent Accounting Pronouncements
See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding recent accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have operations in the United States and internationally, and we are exposed to certain market risks in the ordinary course of our business. The uncertainty that exists with respect to the global economic impact of the

COVID-19 pandemic and the macroeconomic environment has introduced significant volatility in the financial markets.
Interest Rate Risk
Our cash, cash equivalents, and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds, U.S. government securities, corporate bonds, and commercial paper. As of January 31, 2023 and January 31, 2022, we had cash and cash equivalents of $526.6 million and $240.4 million, respectively, and marketable securities including non-current investments of $2.7 million and $74.4 million, respectively. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. However, due to the short-term nature of our marketable securities, we do not believe we are materially exposed to changes in the fair value of our investment portfolio due to potential fluctuations in interest rates, and therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
Foreign Currency Risk
The majority of our subscription agreements are denominated in U.S. dollars, with the remainder generated in Euros, British Pounds, Australian Dollars, Japanese Yen, Mexican Pesos, Brazilian Reais, Canadian Dollars, and Korean Won. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies, and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, Canadian Dollar, Australian Dollar, Japanese Yen, Icelandic Krona, Singapore Dollar, and Swiss Franc. Our results of operations and cash flows are, therefore, subject to fluctuations in foreign currency exchange rates that are unrelated to our operating performance.
As exchange rates may fluctuate significantly between periods, our non-U.S. dollar denominated revenue and operating expenses may also experience significant fluctuations between periods as we convert these to U.S. dollars. Volatile market conditions arising from the macro environment have and may in the future result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar has and may in the future negatively affect our revenue expressed in U.S. dollars. In the year ended January 31, 2023, 21% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins. We disclose the impact of realized foreign currency gains and losses within Note 13. Interest Income and Other Income (Expense), Net. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the years ended January 31, 2023 and 2022.
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

Item 8. Financial Statements and Supplementary Data

ASANA, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Asana, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Asana, Inc. and its subsidiaries (the “Company”) as of January 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended January 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Revenue Recognition
As described in Note 2 to the consolidated financial statements, the Company derives its revenues from monthly or annual subscription fees earned from customers accessing the platform. The Company accounts for revenue contracts with customers by applying the requirements of ASC 606, Revenue from Contracts with Customers. The Company’s subscription agreements generally have monthly or annual contractual terms and are billed in advance. Revenues are recognized ratably over the related contractual term beginning on the date that the platform is made available to a customer. The Company recognizes revenues ratably because the customer receives and consumes the benefits of the platform throughout the contractual period. For the year ended January 31, 2023, the Company’s revenue was $547.2 million.
The principal considerations for our determination that performing procedures relating to revenue recognition is a critical audit matter are a high degree of audit effort in performing audit procedures and evaluating audit evidence related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the initiation, billing and recording of new and recurring subscriptions and the related subscription revenue. These procedures also included, among others, (i) testing revenue transactions on a sample basis by tracing revenue transactions to source documents, including customer contracts, orders, invoices, and cash receipts, where applicable; (ii) testing management’s reconciliation of invoices to cash received; and (iii) recalculating the deferred revenue balance.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
March 24, 2023

We have served as the Company's auditor since 2011.

ASANA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	As of January 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$526,563	$240,403
Marketable securities	2,739	71,628
Accounts receivable, net	82,363	59,085
Prepaid expenses and other current assets	48,726	40,278
Total current assets	660,391	411,394
Property and equipment, net	94,984	99,632
Operating lease right-of-use assets	176,189	174,083
Investments, noncurrent	—	2,760
Other assets	23,399	19,166
Total assets	$954,963	$707,035
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$7,554	$11,557
Accrued expenses and other current liabilities	83,488	60,915
Deferred revenue, current	226,443	170,143
Operating lease liabilities, current	14,831	12,573
Total current liabilities	332,316	255,188
Term loan, net	46,696	34,612
Deferred revenue, noncurrent	7,156	4,082
Operating lease liabilities, noncurrent	210,012	208,422
Other liabilities	2,209	891
Total liabilities	598,389	503,195
Commitments and contingencies (Note 8)
Stockholders' equity (deficit)
Common stock, $0.00001 par value; 1,500,000 shares authorized as of January 31, 2023 and January 31, 2022; 214,293 and 188,298 shares issued and outstanding as of January 31, 2023 and January 31, 2022, respectively;	2	2
Additional paid-in capital	1,595,001	1,034,252
Accumulated other comprehensive income (loss)	(873)	(626)
Accumulated deficit	(1,237,556)	(829,788)
Total stockholders’ equity (deficit)	356,574	203,840
Total liabilities and stockholders’ equity (deficit)	$954,963	$707,035
See accompanying Notes to Consolidated Financial Statements.

ASANA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended January 31,
	2023	2022	2021
Revenues	$547,212	$378,437	$227,004
Cost of revenues	56,559	38,897	28,741
Gross profit	490,653	339,540	198,263
Operating expenses:
Research and development	297,209	203,124	121,139
Sales and marketing	434,961	282,897	176,479
General and administrative	166,309	118,703	76,212
Total operating expenses	898,479	604,724	373,830
Loss from operations	(407,826)	(265,184)	(175,567)
Interest income and other income (expense), net	6,933	(1,536)	1,568
Interest expense	(2,000)	(18,385)	(36,178)
Loss before provision for income taxes	(402,893)	(285,105)	(210,177)
Provision for income taxes	4,875	3,237	1,533
Net loss	$(407,768)	$(288,342)	$(211,710)
Net loss per share:
Basic and diluted	$(2.04)	$(1.63)	$(1.99)
Weighted-average shares used in calculating net loss per share:
Basic and diluted	200,034	176,401	106,344
See accompanying Notes to Consolidated Financial Statements.

ASANA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended January 31,
	2023	2022	2021
Net loss	$(407,768)	$(288,342)	$(211,710)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	62	(91)	(4)
Change in foreign currency translation adjustments	(309)	(574)	145
Comprehensive loss	$(408,015)	$(289,007)	$(211,569)
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

See accompanying Notes to Consolidated Financial Statements.

ASANA, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) - CONTINUED
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at January 31, 2021	—	$—	161,480	$2	$528,616	$39	$(541,446)	$(12,789)
Issuance of common stock upon the exercise of options	—	—	6,822	—	16,323	—	—	16,323
Vesting of early exercised stock options	—	—	—	—	2,350	—	—	2,350
Repurchases of common stock	—	—	(12)	—	—	—	—	—
Issuance of common stock upon the vesting and settlement of restricted stock units	—	—	2,458	—	—	—	—	—
Issuance of common stock for employee share purchase plan	—	—	537	—	13,350	—	—	13,350
Issuance of common stock upon conversion of convertible notes—related party	—	—	17,013	—	368,459	—	—	368,459
Stock-based compensation expense	—	—	—	—	105,154	—	—	105,154
Net unrealized loss on marketable securities	—	—	—	—	—	(91)	—	(91)
Foreign currency translation adjustments	—	—	—	—	—	(574)	—	(574)
Net loss	—	—	—	—	—	—	(288,342)	(288,342)
Balance at January 31, 2022	—	$—	188,298	$2	$1,034,252	$(626)	$(829,788)	$203,840
Issuance of common stock upon the exercise of options	—	$—	2,021	$—	$5,754	$—	$—	$5,754
Vesting of early exercised stock options	—	—	—	—	692	—	—	692
Repurchases of common stock	—	—	(1)	—	—	—	—	—
Issuance of common stock upon the vesting and settlement of restricted stock units	—	—	3,982	—	—	—	—	—
Issuance of common stock for employee share purchase plan	—	—	720	—	17,116	—	—	17,116
Issuance of common stock upon private placement—related party, net of issuance costs	—	—	19,273	—	347,289	—	—	347,289
Stock-based compensation expense	—	—	—	—	189,898	—	—	189,898
Net unrealized gain on marketable securities	—	—	—	—	—	62	—	62
Foreign currency translation adjustments	—	—	—	—	—	(309)	—	(309)
Net loss	—	—	—	—	—	—	(407,768)	(407,768)
Balance at January 31, 2023	—	$—	214,293	$2	$1,595,001	$(873)	$(1,237,556)	$356,574
See accompanying Notes to Consolidated Financial Statements.

ASANA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended January 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(407,768)	$(288,342)	$(211,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	1,918	2,257	924
Depreciation and amortization	12,669	8,464	3,486
Amortization of deferred contract acquisition costs	15,098	8,647	4,079
Stock-based compensation expense	188,962	104,527	34,225
Net amortization of premium on marketable securities	62	784	406
Non-cash lease expense	15,595	16,589	16,389
Amortization of discount on convertible notes and term loan issuance costs	41	10,645	22,369
Non-cash interest expense	—	6,670	13,681
Changes in operating assets and liabilities:
Accounts receivable	(25,179)	(26,993)	(20,458)
Prepaid expenses and other current assets	(24,042)	(23,652)	(17,184)
Other assets	(4,108)	(10,724)	(3,402)
Accounts payable	(4,391)	7,259	(2,877)
Accrued expenses and other liabilities	25,539	23,682	18,123
Deferred revenue	59,375	68,339	41,779
Operating lease liabilities	(13,829)	8,063	7,300
Net cash used in operating activities	(160,058)	(83,785)	(92,870)
Cash flows from investing activities
Purchases of marketable securities	(72,216)	(62,394)	(191,576)
Sales of marketable securities	—	373	37,103
Maturities of marketable securities	143,865	132,301	53,842
Purchases of property and equipment	(5,351)	(41,587)	(57,344)
Capitalized internal-use software costs	(1,806)	(1,132)	(962)
Net cash provided by (used in) investing activities	64,492	27,561	(158,937)
Cash flows from financing activities
Proceeds from term loan, net of issuance costs	49,555	9,000	30,915
Repayment of term loan	(38,333)	(1,667)	—
Proceeds from private placement — related party, net of offering costs	347,289	—	—
Proceeds from issuance of convertible notes — related party	—	—	150,000
Taxes paid related to net share settlement of equity awards	—	—	(378)
Repurchases of common stock	(9)	(40)	(33)
Proceeds from exercise of stock options	5,773	16,567	20,501
Proceeds from employee stock purchase plan	17,116	13,350	—
Net cash provided by financing activities	381,391	37,210	201,005
Effect of foreign exchange rates on cash and cash equivalents	335	(461)	3
Net increase (decrease) in cash and cash equivalents	286,160	(19,475)	(50,799)
See accompanying Notes to Consolidated Financial Statements.

ASANA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(in thousands)

	Year Ended January 31,
	2023	2022	2021
Cash and cash equivalents
Beginning of period (1)	240,403	259,878	310,677
End of period	$526,563	$240,403	$259,878

Supplemental cash flow data
Cash paid for income taxes	$4,325	$1,463	$275
Cash paid for interest	$1,657	$833	$80
Supplemental non-cash investing and financing information
Purchase of property and equipment in accounts payable and accrued liabilities	$598	$571	$10,094
Vesting of early exercised stock options	$692	$2,350	$3,443
Issuance of common stock upon conversion of convertible notes — related party	$—	$368,459	$—
__________________
(1)The beginning of period cash and cash equivalents balance for fiscal 2021 includes $4.7 million of restricted cash, but as of January 31, 2021 all restrictions of the cash balances had expired and the amounts were no longer restricted.

See accompanying Notes to Consolidated Financial Statements.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Organization
Organization and Description of Business
Asana, Inc. (“Asana” or the “Company”) was incorporated in the state of Delaware on December 16, 2008. Asana is a work management platform that helps organizations orchestrate work, from daily tasks to cross-functional strategic initiatives. The Company is headquartered in San Francisco, California.
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
Fiscal Year
The Company’s fiscal year ends on January 31. For example, references to fiscal 2023, 2022, and 2021 refer to the fiscal year ended January 31, 2023, January 31, 2022, and January 31, 2021, respectively.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Estimates and assumptions reflected in the consolidated financial statements include, but are not limited to, revenue recognition, the useful lives and carrying values of long-lived assets, the fair value of the Convertible Notes (as defined in Note 6. Convertible Notes—Related Party), the fair value of common stock for periods prior to the Direct Listing, stock-based compensation expense, the period of benefit for deferred contract acquisition costs, and income taxes. Actual results could differ from those estimates.
Risks and Uncertainties
The Company continues to monitor and respond to evolving developments regarding the COVID-19 pandemic, which has significantly impacted the global economy. While the Company has re-opened its offices globally to employees and shifted to an office-centric hybrid work model, in-office collaboration is voluntary in times of increased community spread, and could therefore be further disrupted should the severity of the pandemic worsen. Should the pandemic worsen, the Company’s operations and the operations of its partners or customers may be further affected by the pandemic.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additionally, other recent macroeconomic events including elevated inflation, the U.S. Federal Reserve raising interest rates, bank failures, supply chain disruptions, fluctuations in currency exchange rates, and the Russian invasion of Ukraine, have led to further economic uncertainty in the global economy. These macroeconomic conditions have and are likely to continue to have adverse effects on the rate of global IT spending, including the buying patterns of the Company’s customers and prospective customers.
The conditions caused by the COVID-19 pandemic and the other aforementioned recent macroeconomic events could affect the rate of global IT spending and could adversely affect demand for the Company’s platform, lengthen the Company’s sales cycles, reduce the value or duration of subscriptions, negatively impact collections of accounts receivable, reduce expected spending from new customers, cause some of the Company’s paying customers to go out of business, limit the ability of the Company’s direct sales force to travel to customers and potential customers, and affect contraction or attrition rates of the Company’s customers, all of which could adversely affect the Company’s business, results of operations, and financial condition. As of the date of issuance of the financial statements, the Company is not aware of any specific event or circumstance related to COVID-19 or the other aforementioned macroeconomic events that would require it to update its estimates or judgments or adjust the carrying value of its assets or liabilities. Actual results could differ from those estimates and any such differences may be material to the consolidated financial statements.
Revenue Recognition
The Company derives its revenues from subscription fees earned from customers accessing the platform. The Company’s policy is to exclude sales and other indirect taxes when measuring the transaction price of its subscription agreements. The Company accounts for revenue contracts with customers by applying the requirements of ASC 606, Revenue from Contracts with Customers, which includes the following steps:
•identification of the contract, or contracts, with the customer;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of the revenues when, or as, the Company satisfies a performance obligation.
The Company’s subscription agreements generally have monthly or annual contractual terms and are billed in advance. Revenues are recognized ratably over the related contractual term beginning on the date that the platform is made available to a customer. The Company recognizes revenues ratably because the customer receives and consumes the benefits of the platform throughout the contractual period. Access to the platform represents a series of distinct services that comprise a single performance obligation that is satisfied over time. The Company’s contracts are generally non-cancelable and non-refundable in the event of cancellations.
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
Advertising Expenses
Advertising expenses are charged to sales and marketing expense in the consolidated statements of operations as incurred. Advertising expenses were $118.1 million, $87.4 million, and $68.0 million for the years ended January 31, 2023, 2022, and 2021, respectively.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock‑Based Compensation Expense
The Company records stock-based compensation expense for all stock-based awards, including stock options, purchase rights issued under the 2020 Employee Stock Purchase Plan, and restricted stock units, made to employees, non-employees, and directors based on estimated fair values recognized over the requisite service period. The fair value of stock options granted and purchase rights issued under the ESPP for purposes of calculating stock-based compensation expense is estimated on the grant date using the Black-Scholes pricing model. The Black-Scholes pricing model requires the Company to make assumptions and judgments about the inputs used in the calculation, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, risk-free interest rate, and expected dividend yield. The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The expected term assumptions are determined based on the vesting terms, exercise terms, and contractual lives of the options. The volatility is based on an average of the historical volatilities of the common stock of comparable public companies with characteristics similar to those of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company’s expected dividend yield input is zero as it has not historically paid, nor does it expect in the future to pay, cash dividends on its common stock. Stock-based compensation expense for RSUs is measured based on the fair value of the underlying shares on the date of grant.
Stock-based compensation expense is recognized as expense over the requisite service period, which is generally the vesting period of the respective award. The Company uses the straight-line method for expense attribution. The Company accounts for forfeitures as they occur.
Foreign Currency Translation and Transactions
The functional currency of each of the Company’s wholly owned subsidiaries is the applicable local currency or the U.S. dollar. The translation of foreign currencies into U.S. dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the balance sheet date and for revenues and expense accounts using average foreign currency exchange rates during the period. Capital accounts are translated at historical foreign currency exchange rates. Translation gains and losses are included in stockholders’ equity (deficit) as a component of accumulated other comprehensive income (loss). Adjustments that arise from foreign currency exchange rate changes on transactions denominated in a currency other than the functional currency are included in other income (expense), net on the consolidated statements of operations and were not material for the years ended January 31, 2023, 2022, and 2021.
Segment Information
The Company’s chief operating decision-maker is its Chief Executive Officer (“CEO”), who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. The Company manages its operations and allocates resources as a single operating segment. For information regarding the Company’s revenues and long-lived assets by geographic area, see Note 15. Geographic Information.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value.
Cash and cash equivalents as reported in the Company’s consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents as shown on the consolidated balance sheets.
Marketable Securities and Investments
Marketable securities are partially comprised of U.S. government securities, commercial paper, and corporate bonds with an original contractual maturity or a remaining maturity at the time of purchase of greater than three months and no more than 37 months. Marketable securities with a remaining maturity at the time of purchase in

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
excess of 12 months are presented as investments, non-current on the consolidated balance sheets. These marketable securities are classified as available-for-sale securities and are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity (deficit). Interest receivable on these securities is presented in prepaid expenses and other current assets on the consolidated balance sheets. Realized gains and losses, other-than-temporary impairments (prior to the Company’s adoption of ASU No. 2016-13 on February 1, 2021), and the recognition of expected credit losses (subsequent to the Company’s adoption of ASU No. 2016-13 on February 1, 2021), if any, on available-for-sale securities are recognized upon sale and are included in other income (expense), net in the consolidated statements of operations. The cost of securities sold is based on the specific identification method. Marketable securities are reviewed periodically to identify possible other-than-temporary impairments or expected credit losses. No impairment or credit loss has been recorded on the Company’s marketable securities during the years ended January 31, 2023, 2022, or 2021.
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
The Company’s allowance for doubtful accounts was $2.3 million and $2.0 million as of January 31, 2023 and 2022, respectively.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, and marketable securities. The Company deposits its cash and cash equivalents with financial institutions that management believes are of high credit quality, although such deposits may, at times, exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents to date. Cash equivalents are invested in highly rated money market funds.
The Company grants credit to customers in the normal course of business. For the years ended January 31, 2023, 2022, and 2021, there were no individual customers that accounted for 10% or more of the Company’s revenues. The Company had no customers that accounted for 10% or more of accounts receivable at January 31, 2023 and 2022.
Fair Value of Financial Instruments
Fair value is defined as the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Fair value is estimated by utilizing a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
Level 1    Observable inputs comprised of quoted prices for identical assets or liabilities in active markets.
Level 2    Inputs other than the quoted prices in active markets that are observable either directly or indirectly.
Level 3    Unobservable inputs in which there is little or no market data and that are significant to the fair value of the assets or liabilities.
In determining fair value, a financial instrument’s classification within the three-tier fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company utilizes valuation

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considers counterparty credit risk in its assessment of fair value.
The carrying amount of certain financial instruments, including cash, accounts receivable, accounts payable, and accrued liabilities approximates their fair values due to their short-term nature.
Lease Obligations
The Company determines if an arrangement is a lease at inception by determining if the contract conveys the right to control the issue of an identified asset for a period of time in exchange for consideration and other facts and circumstances. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As the Company’s leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is a hypothetical rate based on the Company’s understanding of what its credit rating would be. The ROU assets also include any lease payments made prior to commencement and are recorded net of any lease incentives received. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The lease agreements may contain variable costs such as common area maintenance, insurance, real estate taxes or other costs. Variable lease costs are expensed as incurred on the consolidated statements of operations. The Company’s lease agreements generally do not contain any residual value guarantees, restrictions, or covenants.
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
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset groups may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses were recorded during the years ended January 31, 2023, 2022, and 2021.
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
Net Loss Per Share
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. All series of the Company’s redeemable convertible preferred stock and early exercised stock options are considered to be participating securities because all holders are entitled to receive a non-cumulative dividend on a pari passu basis in the event that a dividend is paid on the common stock. The holders of the redeemable convertible preferred stock do not have a contractual obligation to share in the Company’s losses. As such, the Company’s net losses for the years ended January 31, 2023, 2022, and 2021 were not allocated to these participating securities.
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
Reclassifications
The Company reclassified $4.1 million of deferred revenue, noncurrent from other liabilities, noncurrent for the comparative consolidated balance sheets as of January 31, 2022 to conform to the current year presentation.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Recently Adopted Accounting Pronouncements
On February 1, 2022, the Company adopted ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for certain convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes. The adoption of the guidance did not have an impact on the Company’s consolidated financial statements.
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
Note 3.    Revenue
Deferred Revenue and Remaining Performance Obligations
The Company recognized $170.1 million and $103.9 million of revenues during the years ended January 31, 2023 and 2022, respectively, that were included in the deferred revenue balance at the beginning of the respective period.
Deferred revenue that will be recognized within the next twelve months is recorded as current deferred revenue, and the remaining portion is recorded as noncurrent. As of January 31, 2023, the Company's remaining performance obligations from subscription contracts were $299.2 million, of which the Company expects to recognize approximately 84% as revenues over the next 12 months and the remainder thereafter.
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

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Year Ended January 31,
	2023	2022
Beginning balance	$22,771	$12,093
Capitalization of contract acquisition costs	28,910	19,325
Amortization of deferred contract acquisition costs	(15,098)	(8,647)
Ending balance	$36,583	$22,771

Deferred contract acquisition costs, current	$18,049	$10,797
Deferred contract acquisition costs, noncurrent	18,534	11,974
Total deferred contract acquisition costs	$36,583	$22,771
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
Note 4.    Fair Value Measurements
The following table summarizes, for assets and liabilities measured at fair value, the respective fair value and classification by level of input within the fair value hierarchy (in thousands):

	As of January 31, 2023
	Level 1	Level 2	Level 3	Total
Current Assets
Cash equivalents
Money market funds	$289,001	$—	$—	$289,001
Total cash equivalents	$289,001	$—	$—	$289,001
Marketable securities
Commercial paper	$—	$—	$—	$—
Corporate bonds	—	2,739	—	2,739
Total marketable securities	$—	$2,739	$—	$2,739

Non-current Assets
Corporate bonds	$—	$—	$—	$—
Total assets	$289,001	$2,739	$—	$291,740

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of January 31, 2022
	Level 1	Level 2	Level 3	Total
Current Assets
Cash equivalents
Money market funds	$176,855	$—	$—	$176,855
Total cash equivalents	$176,855	$—	$—	$176,855
Marketable securities
Commercial paper	$—	$44,943	$—	$44,943
Corporate bonds	—	26,685	—	26,685
Total marketable securities	$—	$71,628	$—	$71,628

Non-current Assets
Corporate bonds	$—	$2,760	$—	$2,760
Total assets	$176,855	$74,388	$—	$251,243
There were no transfers of financial assets or liabilities into or out of Level 3 during the years ended January 31, 2023 and 2022.
The following table summarizes the Company's investments in marketable securities on the consolidated balance sheets (in thousands):

	As of January 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current Assets
Commercial paper	$—	$—	$—	$—
Corporate bonds	2,744	—	(5)	2,739
Total marketable securities	$2,744	$—	$(5)	$2,739

Non-current Assets
Corporate bonds	$—	$—	$—	$—
Total assets	$2,744	$—	$(5)	$2,739

	As of January 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current Assets
Commercial paper	$44,951	$—	$(8)	$44,943
Corporate bonds	26,730	3	(48)	26,685
Total marketable securities	$71,681	$3	$(56)	$71,628

Non-current Assets
Corporate bonds	$2,774	$—	$(14)	$2,760
Total assets	$74,455	$3	$(70)	$74,388

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company periodically evaluates its investments for expected credit losses. The unrealized losses on the available-for-sale securities were primarily due to unfavorable changes in interest rates subsequent to the initial purchase of these securities. Gross unrealized losses of the Company’s available-for-sale securities that have been in a continuous unrealized loss position for twelve months or longer were immaterial as of January 31, 2023 and January 31, 2022. The Company expects to recover the full carrying value of its available-for-sale securities in an unrealized loss position as it does not intend or anticipate a need to sell these securities prior to recovering the associated unrealized losses. The Company also expects any credit losses would be immaterial based on the high-grade credit rating for each of such available-for-sale securities. As a result, the Company does not consider any portion of the unrealized losses as of January 31, 2023 or January 31, 2022 to represent credit losses.
In April 2020 and November 2022, the Company entered into credit agreements (the “April 2020 Senior Secured Term Loan” and “November 2022 Senior Secured Credit Facility” as defined in Note 7. Debt) with Silicon Valley Bank (“SVB”). The fair values of the credit facilities approximated their carrying values as of January 31, 2023 and January 31, 2022. As noted in Liquidity and Capital Resources, substantially all third party contracts previously entered into by SVB have been transferred to Silicon Valley Bridge Bank, National Association (“SVBBNA”), inclusive of our credit agreement with SVB, and SVBBNA has assumed all obligations of SVB under those contracts.
In January 2020 and June 2020, the Company issued Convertible Notes (as defined in Note 6. Convertible Notes—Related Party) to a trust affiliated with the Company’s CEO. The fair value of the Convertible Notes at issuance on January 30, 2020 and June 26, 2020 was $203.0 million and $112.0 million, respectively. The Company considers the fair values of the Convertible Notes to be a Level 3 measurement as the fair value is estimated using significant unobservable inputs. The fair value of the Convertible Notes was measured using a binomial lattice model. Inputs used to determine the estimated fair value of the convertible notes include the equity volatility of comparable companies, the risk-free interest rate, and the estimated fair value of the Company’s common stock.
On July 1, 2021, pursuant to the terms of the Convertible Notes, upon meeting the closing trading price criteria for optional conversion by the Company, the Company elected to convert the Convertible Notes into the Company’s Class B common stock. Refer to Note 6. Convertible Notes—Related Party for additional information.
Note 5.    Balance Sheet Components
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	As of January 31,
	2023	2022
Leasehold improvements	$98,264	$94,458
Capitalized internal-use software	15,005	12,249
Furniture and fixtures	10,325	8,788
Desktop and other computer equipment	1,804	2,217
Construction in progress	652	1,327
Total gross property and equipment	126,050	119,039
Less: Accumulated depreciation and amortization	(31,066)	(19,407)
Total property and equipment, net	$94,984	$99,632

Depreciation and amortization expense for the years ended January 31, 2023, 2022, and 2021 was $12.7 million, $8.5 million, and $3.5 million, respectively.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The changes in the carrying value of capitalized internal-use software costs for the periods presented below are as follows (in thousands):

Amount
Balance as of February 1, 2021	$1,356
Capitalization of internal-use software costs	1,750
Amortization of internal-use software costs	(753)
Balance as of January 31, 2022	$2,353
Capitalization of internal-use software costs	2,756
Amortization of internal-use software costs	(1,074)
Balance as of January 31, 2023	$4,035
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of January 31,
	2023	2022
Prepaid expenses	$25,134	$22,970
Deferred contract acquisition costs, current	18,049	10,797
Other current assets	5,543	6,511
Total prepaid expenses and other current assets	$48,726	$40,278
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,
	2023	2022
Accrued payroll liabilities	$22,336	$16,906
Accrued sales and value-added taxes	13,347	7,219
Accrued advertising expenses	10,565	9,359
Accrued taxes for fringe benefits	8,064	3,953
Accrued consulting expenses	4,076	4,303
Accrued property and equipment	409	465
Other liabilities	24,691	18,710
Total accrued expenses and other current liabilities	$83,488	$60,915
Note 6.    Convertible Notes—Related Party
The Company previously issued two 3.5% unsecured senior mandatory convertible promissory notes in January 2020 (“January 2020 Convertible Note”) and June 2020 (“June 2020 Convertible Note”) (collectively, the “Convertible Notes”) in principal amounts of $300.0 million and $150.0 million, respectively. The Convertible Notes were not transferable except to affiliates, contained no financial or restrictive covenants, and were expressly subordinated in right of payment to any of the Company’s existing or future secured indebtedness.
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

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
for the conversion by adjusting its additional paid-in capital for the net carrying amount of the Convertible Notes as of July 1, 2021 of $368.5 million (including accrued interest of $20.4 million and the unamortized debt discount of $101.9 million).
Interest expense related to the Convertible Notes recorded prior to the conversion was as follows (in thousands):

	Year Ended January 31,
	2023	2022	2021
Amortization of debt discount	$—	$10,628	$22,357
Contractual interest expense	—	6,670	13,681
Total interest expense	$—	$17,298	$36,038
Note 7. Debt
In April 2020, the Company entered into a five-year $40.0 million term loan agreement with SVB (the “April 2020 Senior Secured Term Loan”) which provided for a senior secured term loan facility, in an aggregate principal amount of up to $40.0 million to be used for the construction of the Company’s corporate headquarters. Interest accrued and was payable monthly based on a floating rate per annum equal to the prime rate (per the Wall Street Journal) plus an applicable margin ranging from 0% to (1.0)% based on the Company’s unrestricted cash balance at the lender. The April 2020 Senior Secured Term Loan was repaid in full and terminated in November 2022.
In November 2022, the Company entered into an agreement for a four-year credit facility (the “November 2022 Senior Secured Credit Facility”) with SVB, which refinanced the April 2020 Senior Secured Term Loan. The November 2022 Senior Secured Credit Facility provides for senior secured credit facilities in the aggregate principal amount of $150 million, including a senior secured term loan facility in an aggregate principal amount of $50.0 million and a revolving loan facility in an aggregate principal amount of up to $100.0 million, including a $30.0 million letter of credit sub-facility, maturing on November 7, 2026. As noted in Liquidity and Capital Resources, substantially all third party contracts previously entered into by SVB have since been transferred to SVBBNA, inclusive of our credit agreement with SVB, and SVBBNA has assumed all obligations of SVB under those contracts.
Borrowings under the November 2022 Senior Secured Credit Facility may be designated as ABR Loans or SOFR Loans, subject to certain terms and conditions under the Credit Agreement. ABR Loans accrue interest at a rate per annum equal to the ABR plus an applicable margin of 1.25%. Term SOFR Loans accrue interest at a rate per annum equal to the applicable adjusted term SOFR rate, which is equal to the applicable term SOFR rate plus a term SOFR adjustment of 10 basis points, provided such adjusted term SOFR rate shall not be less than zero, plus an applicable margin of 2.25%. Interest accrues and is payable on a monthly basis.
The Credit Agreement contains customary conditions to borrowing, events of default, and covenants, including covenants that restrict the Company’s ability to incur indebtedness, make or hold investments, execute certain change of control transactions, business combinations or other fundamental changes to the business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions, subject to customary exceptions. In addition, the Credit Agreement contains financial covenants, including a consolidated adjusted quick ratio of 1.25 to 1.00, as well as a minimum cash adjusted EBITDA, each tested on a quarterly basis.
Pursuant to the terms of the Credit Agreement, the Company may issue letters of credit which may reduce the total amount available for borrowing under the revolving credit facility. Additionally, the Company is required to pay an annual commitment fee that accrues at a rate of 0.15% per annum on the unused portion of the borrowing commitments under the revolving credit facility. The Company had an aggregate of $23.6 million of letters of credit outstanding under the revolving credit facility as of January 31, 2023, and the Company’s total available borrowing capacity under the revolving credit facility was $76.4 million as of January 31, 2023.
As of January 31, 2023, $50.0 million was drawn and outstanding under the November 2022 Senior Secured Credit Facility. As of January 31, 2023, the Company was in compliance with all financial covenants.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In conjunction with the close of the November 2022 Senior Secured Credit Facility, the Company paid upfront issuance fees of $0.4 million. The upfront fees are amortized over the remaining term of the agreement. Upfront issuance fees allocated to the revolving credit facility of $0.3 million are presented in the Company’s consolidated balance sheet within other assets.
The net carrying amounts of the credit facilities were as follows (in thousands):

	As of January 31,
	2023	2022
Principal	$50,000	$38,333
Accrued interest	218	74
Unamortized loan issuance costs	(179)	(54)
Net carrying amount	$50,039	$38,353

Credit facilities, current	$3,343	$3,741
Credit facilities, noncurrent	$46,696	$34,612
Note 8.    Commitments and Contingencies
Standby Letters of Credit
As of January 31, 2023 and 2022, the Company had several letters of credit outstanding related to its operating leases totaling $23.6 million and $20.2 million, respectively. The letters of credit expire at various dates between 2023 and 2034.
Purchase Commitments
In January 2021, the Company entered into a 60-month contract with Amazon Web Services for hosting-related services. Pursuant to the terms of the contract, the Company is required to spend a minimum of $103.5 million over the term of the agreement. The commitment may be offset by up to $7.3 million in additional credits subject to the Company meeting certain conditions of the agreement, of which $5.0 million have been earned as of January 31, 2023 and the remainder of which the Company has determined are probable to be earned. As of January 31, 2023, the Company had purchase commitments remaining of $64.3 million for hosting-related services and $16.7 million with various parties primarily for software-based services which are not reflected on the Company’s consolidated balance sheet.
Indemnification Agreements
The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against any liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual.
Additionally, in the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which it agrees to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. For the years ended January 31, 2023 and 2022, no demands have been made upon the Company to provide indemnification under such agreements, and there are no claims that the Company is aware of that could have a material adverse effect on its financial position, results of operations, or cash flows.
Contingencies
From time to time in the normal course of business, the Company may be subject to various claims and other legal matters arising in the ordinary course of business. As of January 31, 2023 and 2022, the Company believes that

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
none of its current legal proceedings would have a material adverse effect on its financial position, results of operations, or cash flows.
Note 9.    Leases
The Company leases real estate facilities under non-cancelable operating leases with various expiration dates through fiscal 2034. The Company has no lease agreements that are classified as finance leases.
The components of lease costs, lease term, and discount rate for operating leases are as follows:

	Year Ended January 31,
	2023	2022	2021
Operating lease costs (in thousands)	$36,542	$36,494	$25,192
Short-term lease costs (in thousands)	2,946	3,240	3,464
Variable lease costs (in thousands)	2,269	1,452	1,553
Total lease costs	$41,757	$41,186	$30,209

Weighted-average remaining lease term (in years)	10.2	11.4	12.1
Weighted-average discount rate	9.6%	9.5%	9.5%
Supplemental cash flow information related to operating leases are as follows (in thousands):

	Year Ended January 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$34,816	$12,021	$1,726
Right-of-use assets obtained in exchange for new operating lease liabilities	$17,809	$7,997	$177,716
The cash paid for the operating lease liability amount in 2021 in the table above has been updated to include all cash payments.
Future minimum lease payments (net of tenant improvement receivables) under non-cancelable operating leases with initial lease terms in excess of one year included in the Company’s lease liabilities as of January 31, 2023, are as follows (in thousands):

Year Ending January 31:	Operating Lease Payments
2024	$34,791
2025	32,710
2026	31,871
2027	32,738
2028 and thereafter	228,770
Total undiscounted operating lease payments	360,880
Less: imputed interest	(136,037)
Total operating lease liabilities	$224,843
The Company has an additional operating lease arrangement for office space in San Francisco which had not yet commenced as of January 31, 2023. The San Francisco lease commences and rent payments begin in the first quarter of fiscal 2024 and will expire in the third quarter of fiscal 2029. The future minimum lease payments related to this lease totaled $30.2 million as of January 31, 2023.

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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended January 31,
	2023	2022	2021
Numerator:
Net loss	$(407,768)	$(288,342)	$(211,710)
Denominator:
Weighted-average shares used in calculating net loss per share, basic and diluted	200,034	176,401	106,344
Net loss per share, basic and diluted	$(2.04)	$(1.63)	$(1.99)
The potential shares of common stock that were excluded from the computation of diluted net loss per share for the period presented because including them would have been anti-dilutive are as follows (in thousands):

	Year Ended January 31,
	2023	2022	2021
Stock options	11,941	14,383	22,340
Restricted stock units	14,591	8,812	8,199
Early exercised stock options	28	205	714
Shares issuable pursuant to the 2020 Employee Stock Purchase Plan	528	249	185
Total	27,088	23,649	31,438
As noted in Note 6. Convertible Notes—Related Party, the Convertible Notes were converted into 17,012,822 shares of the Company’s Class B common stock in July 2021. The shares underlying the Convertible Notes were previously excluded from diluted EPS because the effect would have been anti-dilutive.
Note 11.    Stockholders’ Equity (Deficit)
Common Stock
There are two classes of common stock that total 1,500,000,000 authorized shares: 1,000,000,000 authorized shares of Class A common stock and 500,000,000 authorized shares of Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 10 votes per share and is convertible into one share of Class A common stock. There are 128,803,395 shares of Class A common stock and 85,489,359 shares of Class B common stock issued and outstanding as of January 31, 2023. There were 102,809,115 shares of Class A common stock and 85,489,359 shares of class B common stock issued and outstanding as of January 31, 2022.
All changes in the number of shares of common stock outstanding for the years ended January 31, 2023 and 2022, were related to changes in Class A common stock, other than the shares of Class B common stock issued in conversion of the Convertible Notes during the three and six months ended July 31, 2021.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Private Placement—Related Party
In September 2022, the Company issued and sold 19,273,127 shares of its Class A common stock to the Company’s CEO in a private placement transaction at a purchase price of $18.16 per share, based on the closing trading price of the Company’s Class A common stock on September 2, 2022, for aggregate gross proceeds of approximately $350 million. The Company incurred issuance costs related to the private placement of $2.7 million. The Company recorded the proceeds (net of issuance costs) of $347.3 million as additional paid-in capital within the consolidated statements of stockholders’ equity (deficit) for the year ended January 31, 2023.
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
There are no outstanding awards under the 2009 Plan, and new issuances under the 2012 Plan terminated upon completion of the Company’s direct listing. Awards outstanding under the 2012 Plan continue to be outstanding and are governed by the provisions of the 2012 Plan. The 2020 Plan provides for the grant of incentive stock options (“ISOs”), within the meaning of Section 422 of the Code, nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, RSU awards, performance-based stock awards, and other forms of equity compensation.
ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees and consultants. Options under the 2020 Plan may be granted for periods of up to 10 years. The exercise price of ISOs and NSOs shall not be less than 100% of the estimated fair value of the shares on the date of grant as determined by the Company’s board of directors (the “Board of Directors”). Options granted generally vest over four years and vest at a rate of 25% upon the first anniversary of the vesting commencement date and 1/48 per month thereafter.
The Company has outstanding RSU awards issued pursuant to the 2012 Plan and 2020 Plan. RSUs granted generally vest on a predefined rate over a period of four years contingent upon continuous service.
Shares of common stock purchased under the 2012 Plan are subject to certain restrictions and repurchase rights.
Stock Options
Option activity under the Company’s combined stock plans is set forth below (in thousands, except years and per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of January 31, 2022	14,383	$3.02	6.1	$711,455
Options granted	—	—
Options exercised	(2,021)	2.86
Options cancelled	(421)	5.34
Balances as of January 31, 2023	11,941	2.96	5.1	$149,738
Vested and exercisable at January 31, 2023	10,769	2.78	5.0	$136,949
Vested and expected to vest at January 31, 2023	11,969	2.96	5.1	$150,090

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The weighted-average grant-date fair value of options granted and the total intrinsic value of options exercised during the periods presented were as follows:

	Year Ended January 31,
	2023	2022	2021
Weighted-average grant-date fair value per share	$—	$—	$6.77
Aggregate intrinsic value of options exercised (in thousands)	$52,687	$404,964	$238,165
Early Exercise of Employee Options
The 2009 Plan and 2012 Plan allow for the early exercise of stock options. The consideration received for an early exercise of an option is considered to be a deposit of the exercise price, and the related dollar amount is recorded as a liability and reflected in accrued expenses and other current liabilities and other liabilities in the consolidated balance sheets. This liability is reclassified to additional paid-in capital as the awards vest. If a stock option is early exercised, the unvested shares may be repurchased by the Company in case of employment termination at the price paid by the purchaser for such shares. Shares that were subject to repurchase totaled 27,864 and 205,361 as of January 31, 2023 and 2022, respectively.
Determination of Fair Values
The assumptions used in the Black-Scholes pricing model for stock-based compensation for options granted in the periods below were as follows:

	Year Ended January 31,
	2023	2022	2021
Risk-free interest rate	N/A	N/A	1.2%
Expected term	N/A	N/A	8 years
Dividend yield	N/A	N/A	—%
Expected volatility	N/A	N/A	44.6%

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units
The Company’s RSU activity is set forth below (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested RSUs at January 31, 2022	8,812	$47.07	$462,426
RSUs granted	12,567	20.31
RSUs vested	(4,339)	39.71
RSUs cancelled/forfeited	(2,449)	37.86
Unvested RSUs at January 31, 2023	14,591	27.75	$226,145
RSUs vested, not yet released at January 31, 2023	858	38.36
Stock-Based Compensation Expense
Stock-based compensation for stock-based awards to employees and non-employees in the Company’s consolidated statements of operations for the periods below were as follows (in thousands):

	Year Ended January 31,
	2023	2022	2021
Cost of revenues	$1,658	$806	$305
Research and development	100,083	57,480	18,606
Sales and marketing	58,504	29,631	9,387
General and administrative	28,717	16,644	5,927
Total stock-based compensation expense	$188,962	$104,561	$34,225
The stock-based compensation expense related to options granted to non-employees for the years ended January 31, 2023, 2022, and 2021 was not material.
Total unrecognized compensation costs related to unvested awards not yet recognized under all equity compensation plans was as follows:

	As of January 31, 2023
	Unrecognized Expense (in thousands)	Weighted-Average Expected Recognition Period (in years)
Stock options	$3,230	1.6
RSUs	369,302	2.9
Total unrecognized stock-based compensation expense	$372,532	2.9

	As of January 31, 2022
	Unrecognized Expense (in thousands)	Weighted-Average Expected Recognition Period (in years)
Stock options	$12,248	1.7
RSUs	376,892	3.0
Total unrecognized stock-based compensation expense	$389,140	2.9

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2020 Employee Stock Purchase Plan
In September 2020, the Board of Directors adopted and approved the 2020 Employee Stock Purchase Plan which became effective on the effective date of the Company's registration statement on Form S-1 filed with the SEC in connection with the Direct Listing. The ESPP initially reserved and authorized the issuance of up to a total of 2,000,000 shares of Class A common stock to participating employees. The number of shares reserved under the ESPP was automatically increased on February 1, 2021 to 3,614,801 shares of Class A common stock and to 5,497,785 on February 1, 2022 pursuant to the evergreen provisions of the ESPP.
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
During the years ended January 31, 2023, 2022, and 2021 the Company recognized $12.8 million, $8.0 million, and $4.2 million respectively, of stock-based compensation expense related to the ESPP. The Company withheld $6.9 million and $7.2 million as of January 31, 2023 and 2022, respectively, in contributions from employees. As of January 31, 2023, total unrecognized compensation cost related to the ESPP was $12.6 million, which will be amortized over a weighted average vesting term of 1.1 years.
The following assumptions were used to calculate the fair value of shares to be granted under the ESPP during the period:

	Year Ended January 31,
	2023	2022	2021
Risk-free interest rate	0.9% - 4.0%	0.1%-0.2%	0.1%
Expected term	0.5 - 2.0 years	0.5 - 2.0 years	0.5 - 2.0 years
Dividend yield	—%	—%	—%
Expected volatility	46.2% - 64.1%	36.8% - 53.8%	50.8% - 55.3%
Note 12.    Employee Benefit Plans
In January 2011, the Company adopted a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees within the United States who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company’s contributions to the plan may be made at the discretion of the Board of Directors. There have been no contributions to the plan by the Company since the inception of the plan as of January 31, 2023. Additionally, the Company engages in required pension plans of respective countries in which operations exist.
Note 13.    Interest Income and Other Income (Expense), Net
Interest income and other income (expense), net consist of the following (in thousands):

	Year Ended January 31,
	2023	2022	2021
Interest income	$7,910	$506	$956
Unrealized gains (losses) on foreign currency transactions	801	(953)	642
Other non-operating expense	(1,778)	(1,089)	(30)
Total interest income and other income (expense), net	$6,933	$(1,536)	$1,568
Other non-operating expense consists primarily of realized foreign currency gains and losses on transactions in the periods presented.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 14.    Income Taxes
The components of the provision for income taxes were as follows (in thousands):

	Year Ended January 31,
	2023	2022	2021
Current:
United States	$—	$—	$—
State	45	—	73
Foreign	4,009	3,031	1,226
Total current:	$4,054	$3,031	$1,299
Deferred:
United States	$—	$—	$—
State	—	—	—
Foreign	821	206	234
Total deferred	821	206	234
Total provision for income taxes	$4,875	$3,237	$1,533
The components of income (loss) before income taxes were as follows (in thousands):

	Year Ended January 31,
	2023	2022	2021
United States	$(413,505)	$(292,759)	$(214,540)
Foreign	10,612	7,654	4,363
Total	$(402,893)	$(285,105)	$(210,177)
The reconciliation between the statutory federal income tax and the Company’s effective tax rates as a percentage of loss before income taxes were as follows:

	Year Ended January 31,
	2023	2022	2021
Federal tax rate	21.0%	21.0%	21.0%
Stock-based compensation expense	(2.4)	25.0	16.3
Change in valuation allowance	(23.1)	(52.8)	(34.0)
Transaction costs	(0.1)	—	(1.8)
Research and development credits	4.9	7.7	1.9
Convertible debt interest	—	(1.3)	(3.6)
Other	(1.5)	(0.8)	(0.5)
Effective income tax rate	(1.2)%	(1.2)%	(0.7)%

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The major components of deferred tax assets (liabilities) were as follows (in thousands):

	As of January 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$282,705	$282,385
Research and development tax credits	87,059	53,641
Stock-based compensation	14,731	12,947
Reserves and accrued expenses	6,714	3,825
Operating lease liabilities	52,922	54,556
R&D expense capitalization under Sec. 174	76,765	—
Total deferred tax assets	520,896	407,354
Valuation allowance	(470,548)	(356,946)
Total deferred tax assets, net of valuation allowance	50,348	50,408
Deferred tax liabilities:
Right of use asset	(41,434)	(42,816)
Deferred commissions	(8,020)	(5,320)
Depreciation and amortization	(2,123)	(2,714)
Total deferred tax liabilities	(51,577)	(50,850)
Net deferred tax liabilities	$(1,229)	$(442)
The valuation allowance increased by $113.6 million, $174.4 million, and $86.4 million during the years ended January 31, 2023, 2022, and 2021, respectively. The increase in the valuation allowance during the year ended January 31, 2023 was primarily driven by research and development expense capitalization under Sec. 174, loss carryforwards, and tax credits generated in the United States. The increase in the valuation allowance during the years ended January 31, 2022, and 2021 was primarily driven by losses and tax credits generated in the United States. As of January 31, 2023, 2022, and 2021, the Company believes it is not more likely than not that the deferred tax assets will be fully realizable and continues to maintain a full valuation allowance against its net deferred tax assets.
As of January 31, 2023, the Company had federal and state net operating loss carryforwards of $1,169.5 million and $632.1 million, respectively. The federal and state net operating losses, if not used, will begin to expire in 2029. Federal net operating losses generated after January 31, 2018 will carry forward indefinitely.
As of January 31, 2023, the Company has federal and California research and development tax credit carryforwards of $73.2 million and $53.7 million, respectively, to offset future taxable income. The federal research and development tax credits, if not used, will begin to expire in 2030, while the state tax credit carryforwards may be carried forward indefinitely.
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

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Under the Tax Cuts and Jobs Act of 2017, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. This tax law change did not result in any U.S. federal tax liability due to the use of existing U.S. federal net operating loss carryforwards. It did result in incremental state tax liability and expense due to limitations on the use of existing state net operating loss carryforwards.
Foreign withholding taxes have not been provided for the cumulative undistributed earnings of the Company’s foreign subsidiaries as of January 31, 2023 due to the Company’s intention to permanently reinvest such earnings.
No liability related to uncertain tax positions is recorded in the financial statements due to the fact the liabilities have been netted against deferred attribute carryovers.
A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits was as follows (in thousands):

	As of January 31,
	2023	2022
Balance at the beginning of the year	$19,826	$7,863
Increases - current period tax positions	7,666	11,410
Increases - prior period tax positions	4,246	553
Decreases - prior period tax positions	—	—
Balance at the end of the year	$31,738	$19,826
The Company had no accrued interest and penalties related to unrecognized tax benefits as of January 31, 2023 or January 31, 2022. As of January 31, 2023, there are no unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate. The Company does not expect that its uncertain tax positions will materially change in the next 12 months.
The Company files federal and state tax returns in the United States and in various foreign jurisdictions. The Company’s tax years since inception are open to examination by federal and state taxing authorities, and the tax years 2017 and forward remain open in various foreign jurisdictions.
Note 15.    Geographic Information
The following tables set forth revenues and long-lived assets, including operating lease ROU assets, by geographic area for the periods presented below (in thousands):
Revenues

	Year Ended January 31,
	2023	2022	2021
United States	$330,238	$219,305	$131,534
International	216,974	159,132	95,470
Total revenues	$547,212	$378,437	$227,004
Revenues by geography are based on the billing address of the customer.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Long-Lived Assets

	As of January 31,
	2023	2022
United States	$265,582	$267,007
International	5,591	6,708
Total long-lived assets	$271,173	$273,715
Note 16.    Related Party Transactions
In January and June 2020, the Company issued Convertible Notes to a trust affiliated with the Company’s CEO. The Company elected to convert these Convertible Notes on July 1, 2021. See Note 6. Convertible Notes—Related Party for further details.
During the fiscal year ended January 31, 2020, the Company began leasing certain office facilities from a company affiliated with Board members of the Company. Rent payments made under these leases totaled $2.0 million and $2.0 million for the years ended January 31, 2023 and 2022, respectively. The Company has entered into various agreements with the same company and had receivable amounts of $1.7 million and $0.1 million as of January 31, 2023 and 2022, respectively.
The Company has entered into an advertising agreement with a company affiliated with a Board member of the Company. Payments under this agreement totaled $1.8 million and $1.0 million for the years ended January 31, 2023 and 2022, respectively.
The Company has entered into an advertising agreement with a company affiliated with a Board member of the Company. Payments under this agreement totaled $3.2 million for the year ended January 31, 2023. This company was not a related party during the year ended January 31, 2022.
In September 2022, the Company issued and sold 19,273,127 shares of its Class A common stock to the Company’s CEO in a private placement transaction at a purchase price of $18.16 per share, based on the closing trading price of the Company’s Class A common stock on September 2, 2022, for aggregate gross proceeds of approximately $350 million. See Note 11. Stockholders’ Equity (Deficit) for further details.
Note 17.    Restructuring
On November 15, 2022, the Company authorized a plan to reduce its global headcount by approximately 9%. This plan was adopted as part of a restructuring intended to improve operational efficiencies and operating costs and better align the Company’s workforce with current business needs, top strategic priorities, and key growth opportunities.
Non-recurring charges in connection with the headcount reductions include notice period and severance payments, employee benefits, and related facilitation costs as well as non-cash expenditures related to the accelerated vesting of share-based awards, which resulted in $9.3 million of restructuring costs for the year ended January 31, 2023. The headcount reductions, including cash payments, were substantially completed by the end of fiscal 2023.
The consolidated balance sheet as of January 31, 2023 includes $0.9 million of restructuring costs classified in current liabilities.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The restructuring costs are recognized in the consolidated statement of operations for the year ended January 31, 2023 as follows:

	Severance and Related Charges	Stock-Based Compensation Expense (Benefit)	Total
Cost of revenues	$512	$38	$550
Research and development	33	2	35
Sales and marketing	5,921	661	6,582
General and administrative	1,914	179	2,093
Total	$8,380	$880	$9,260

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 31, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Based on that assessment, management has concluded that our internal control over financial reporting was effective as of January 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
The effectiveness of our internal control over financial reporting as of January 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered accounting firm, as stated in their report which appears in Part II—Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended January 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The remaining information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2023.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2023.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2023.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) The following documents are filed as a part of this Annual Report on Form 10-K:
(1) Consolidated Financial Statements:
Our Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements under Part II—Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
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

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-39495	3.1	September 21, 2020
3.2	Restated Bylaws of the Registrant	8-K	001-39495	3.2	September 21, 2020
4.2	Omnibus Amendment to Financing Agreements	S-1/A	333-248303	4.3	September 9, 2020
4.3	Description of Securities	10-K	001-39495	4.3	March 24, 2022
10.1	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers	S-1	333-248303	10.1	August 24, 2020
10.2	2009 Stock Plan, as amended, and forms of agreement thereunder	S-1	333-248303	10.2	August 24, 2020
10.3	Amended and Restated 2012 Stock Plan, and forms of agreement thereunder	S-1	333-248303	10.3	August 24, 2020
10.4	2020 Equity Incentive Plan, and forms of agreement thereunder	S-1	333-248303	10.4	August 24, 2020
10.5	2020 Equity Incentive Plan - Form of RSU Grant Notice and Award Agreement (No Holding Period) (Hybrid)	10-K	001-39495	10.5	March 30, 2021
10.6	2020 Equity Incentive Plan - Form of RSU Grant Notice and Award Agreement (One- or Two-Year Holding Period) (Hybrid)	10-K	001-39495	10.6	March 30, 2021
10.7	2020 Equity Incentive Plan - Form of RSU Grant Notice and Award Agreement (No Holding Period) (Hybrid)	10-Q	001-39495	10.1	December 1, 2022
10.8	2020 Equity Incentive Plan - Form of RSU Grant Notice and Award Agreement (One- or Two-Year Holding Period) (Hybrid)	10-Q	001-39495	10.2	December 1, 2022
10.9	2020 Employee Stock Purchase Plan	S-1	333-248303	10.5	August 24, 2020
10.10#	Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-39495	10.1	June 3, 2022
10.11	Directors Deferred Compensation Plan	10-K	001-39495	10.9	March 30, 2021
10.12	Asana France SAS Equity Sub-Plan and Form of RSU Grant Notice and Award Agreement	10-K	001-39495	10.10	March 30, 2021
10.13#	Executive Severance and Change in Control Benefit Plan	S-1	333-248303	10.7	August 24, 2020
10.14#	Offer Letter between Dustin Moskovitz and the Registrant, dated August 20, 2020	S-1	333-248303	10.8	August 24, 2020
10.15#	Offer Letter between Eleanor Lacey and the Registrant, dated August 21, 2020	S-1	333-248303	10.9	August 24, 2020

10.16#	Offer Letter between Tim Wan and the Registrant, dated August 20, 2020	S-1	333-248303	10.10	August 24, 2020
10.17#	Offer Letter between Anne Raimondi and the Registrant, dated August 27, 2021	8-K	001-39495	10.1	September 1, 2021
10.18	Lease between Swig 631 Folsom, LLC, SIC Holdings, LLC and the Registrant, dated as of February 22, 2019	S-1	333-248303	10.12	August 24, 2020
10.19	Commencement Date Memoranda to Lease between Swig 631 Folsom, LLC, SIC Holdings, LLC and the Registrant, dated as of May 17, 2021	10-Q	001-39495	10.1	September 3, 2021
10.20	Voting Agreement dated as of August 13, 2021, by and between Good Ventures Foundation and Dustin Moskovitz	10-Q	001-39495	10.2	September 3, 2021
10.21	Share Purchase Agreement, dated September 6, 2022, by and among Asana, Inc. and the purchaser named therein	8-K	001-39495	10.1	September 7, 2022
10.22	Credit Agreement, dated as of November 7, 2022, by and among the Company, Silicon Valley Bank, as issuing lender, the swingline lender, administrative agent and collateral agent, and each of the lenders identified on the signature pages thereto	8-K	001-39495	10.1	November 10, 2022
21.1	List of subsidiaries	10-K	001-39495	21.1	March 24, 2022
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included in the signature pages attached to this Annual Report on Form 10-K)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2023, has been formatted in Inline XBRL
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

ASANA, INC.

March 24, 2023	By:	/s/ Dustin Moskovitz
Dustin Moskovitz
President and Chief Executive Officer
(Principal Executive Officer)

March 24, 2023	By:	/s/ Tim Wan
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Dustin Moskovitz	President, Chief Executive Officer, and Chair (Principal Executive Officer)	March 24, 2023
Dustin Moskovitz

/s/ Tim Wan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2023
Tim Wan

/s/ Krista Anderson-Copperman	Director	March 24, 2023
Krista Anderson-Copperman

/s/ Sydney Carey	Director	March 24, 2023
Sydney Carey

/s/ Matthew Cohler	Director	March 24, 2023
Matthew Cohler

/s/ Adam D’Angelo	Director	March 24, 2023
Adam D’Angelo

/s/ Andrew Lindsay	Director	March 24, 2023
Andrew Lindsay

/s/ Lorrie Norrington	Director	March 24, 2023
Lorrie Norrington

/s/ Justin Rosenstein	Director	March 24, 2023
Justin Rosenstein

/s/ Amit Singh	Director	March 24, 2023
Amit Singh