Form 10-Q
period 2023-04-30
Asana, Inc.
filed 2023-06-01
CIK 1477720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 25, 2023, the number of shares of the registrant’s Class A common stock outstanding was 131,351,124 and the number of shares of the registrant’s Class B common stock outstanding was 85,489,359.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risk and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition; business strategy and plans; and objectives of management for future operations are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about: our ability to grow or maintain our dollar-based net retention rate, expand usage of our platform within organizations, and sell subscriptions to our platform; our ability to convert individuals, teams, and organizations on our free and trial versions into paying customers; the timing and success of new features, integrations, capabilities, and enhancements by us, or by our competitors to their products, including the successful integration of artificial intelligence, or any other changes in the competitive landscape of our market; our ability to achieve widespread acceptance and use of our platform; growth in the work management market; the amount and timing of operating expenses and capital expenditures, as well as entry into operating leases, that we may incur to maintain and expand our business and operations and to remain competitive; our focus on growth to drive long-term value; the timing of expenses and our expectations regarding our cost of revenues, gross margin, and operating expenses; the effect of uncertainties related to recent macroeconomic conditions, including volatile equity capital markets, on our business, results of operations, and financial condition; performance of our sales and marketing activities; our protections against security breaches, technical difficulties, or interruptions to our platform; our ability to successfully defend litigation brought against us, potential dispute-related settlement payments, or other litigation-related costs; potential pricing pressure as a result of competition or otherwise; anticipated fluctuations in foreign currency exchange rates; potential costs and the anticipated timing of expenses related to the acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs; general economic conditions affecting domestic or international markets, and the rate of global IT spending, including as a result of a downturn or recession, rising inflation and interest rates, and instability in financial institutions and global financial markets; future cost savings in connection with our November 2022 reduction in force; geopolitical instability; and the residual impact of the COVID-19 pandemic.
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled Risk Factors and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-

looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, restructurings, or investments.
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

SELECT RISK FACTORS AFFECTING OUR BUSINESS
Investing in our common stock involves numerous risks, including the risks described in Part II—Other Information, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. Below are some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects.
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
•Our November 2022 restructuring may not result in anticipated savings or operational efficiencies, could result in total costs and expenses that are greater than expected and could disrupt our business.
•The COVID-19 pandemic affected how we, our partners, and our customers operate and has adversely affected the global economy, and the impact and extent to which this will affect our business, future results of operations, and financial condition remains uncertain.
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
•Our industry is developing rapidly and our ability to compete and ensure our success requires developments in our technology and product, including the successful deployment of the use of artificial intelligence in our product.
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
•We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to artificial intelligence, data privacy, data protection, and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.
•The trading price of our Class A common stock may be volatile and could decline significantly and rapidly.
•The dual class structure of our common stock has the effect of concentrating voting control with our founders, directors, executive officers, and their respective affiliates. This ownership will limit or preclude your ability to influence corporate matters including the election of directors, amendments of our organizational documents, and any merger, consolidations, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
•Sales of substantial amounts of our Class A common stock in the public markets, or the perception that sales might occur, could cause the trading price of our Class A common stock to decline.
If we are unable to adequately address these and other risks we face, our business may be harmed.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ASANA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	April 30, 2023	January 31, 2023
Assets
Current assets
Cash and cash equivalents	$382,234	$526,563
Marketable securities	141,315	2,739
Accounts receivable, net	98,906	82,363
Prepaid expenses and other current assets	48,088	48,726
Total current assets	670,543	660,391
Property and equipment, net	96,876	94,984
Operating lease right-of-use assets	194,365	176,189
Other assets	22,503	23,399
Total assets	$984,287	$954,963
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,871	$7,554
Accrued expenses and other current liabilities	69,564	83,488
Deferred revenue, current	257,734	226,443
Operating lease liabilities, current	17,164	14,831
Total current liabilities	353,333	332,316
Term loan, net	46,082	46,696
Deferred revenue, noncurrent	6,215	7,156
Operating lease liabilities, noncurrent	226,604	210,012
Other liabilities	3,968	2,209
Total liabilities	636,202	598,389
Commitments and contingencies (Note 7)
Stockholders' equity
Common stock	2	2
Additional paid-in capital	1,647,422	1,595,001
Accumulated other comprehensive loss	(315)	(873)
Accumulated deficit	(1,299,024)	(1,237,556)
Total stockholders’ equity	348,085	356,574
Total liabilities and stockholders’ equity	$984,287	$954,963

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended April 30,
	2023	2022
Revenues	$152,411	$120,646
Cost of revenues	14,847	12,438
Gross profit	137,564	108,208
Operating expenses:
Research and development	76,316	65,205
Sales and marketing	93,237	96,123
General and administrative	33,256	43,112
Total operating expenses	202,809	204,440
Loss from operations	(65,245)	(96,232)
Interest income and other income (expense), net	5,666	(1,346)
Interest expense	(967)	(357)
Loss before provision for income taxes	(60,546)	(97,935)
Provision for income taxes	922	933
Net loss	$(61,468)	$(98,868)
Net loss per share:
Basic and diluted	$(0.28)	$(0.52)
Weighted-average shares used in calculating net loss per share:
Basic and diluted	216,413	189,590

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2023	2022
Net loss	$(61,468)	$(98,868)
Other comprehensive loss:
Net unrealized gains (losses) on marketable securities	454	(121)
Change in foreign currency translation adjustments	104	(501)
Comprehensive loss	$(60,910)	$(99,490)

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Three Months Ended April 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at January 31, 2023	214,293	$2	$1,595,001	$(873)	$(1,237,556)	$356,574
Issuance of common stock upon the exercise of options	793	—	1,798	—	—	1,798
Vesting of early exercised stock options	—	—	74	—	—	74
Issuance of common stock upon the vesting and settlement of restricted stock units	1,232	—	—	—	—	—
Issuance of common stock under employee share purchase plan	458	—	8,558	—	—	8,558
Stock-based compensation expense	—	—	41,991	—	—	41,991
Net unrealized gain on marketable securities	—	—	—	454	—	454
Foreign currency translation adjustments	—	—	—	104	—	104
Net loss	—	—	—	—	(61,468)	(61,468)
Balances at April 30, 2023	216,776	$2	$1,647,422	$(315)	$(1,299,024)	$348,085

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) - CONTINUED
(in thousands)
(unaudited)

	Three Months Ended April 30, 2022
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

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2023	2022
Cash flows from operating activities
Net loss	$(61,468)	$(98,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for expected credit losses	737	627
Depreciation and amortization	3,288	3,104
Amortization of deferred contract acquisition costs	4,871	3,045
Stock-based compensation expense	41,498	39,909
Net amortization (accretion) of premium (discount) on marketable securities	(444)	55
Non-cash lease expense	5,263	3,639
Amortization of discount on revolving credit facility and term loan issuance costs	30	4
Changes in operating assets and liabilities:
Accounts receivable	(17,252)	(8,531)
Prepaid expenses and other current assets	(4,625)	(11,803)
Other assets	881	(2,196)
Accounts payable	(14)	4,681
Accrued expenses and other liabilities	(13,417)	791
Deferred revenue	30,350	27,801
Operating lease liabilities	(4,291)	(3,391)
Net cash used in operating activities	(14,593)	(41,133)
Cash flows from investing activities
Purchases of marketable securities	(139,294)	(46,554)
Maturities of marketable securities	1,615	35,581
Purchases of property and equipment	(1,866)	(1,048)
Capitalized internal-use software costs	(821)	(70)
Net cash used in investing activities	(140,366)	(12,091)
Cash flows from financing activities
Repayment of term loan	(625)	(667)
Proceeds from exercise of stock options	1,798	2,228
Proceeds from employee stock purchase plan	8,558	9,156
Net cash provided by financing activities	9,731	10,717
Effect of foreign exchange rates on cash and cash equivalents	899	(568)
Net increase in cash and cash equivalents	(144,329)	(43,075)
Cash and cash equivalents
Beginning of period	526,563	240,403
End of period	$382,234	$197,328

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2023	2022
Supplemental cash flow data
Cash paid for income taxes	$1,906	$1,583
Supplemental non-cash investing and financing information
Purchase of property and equipment in accounts payable and accrued expenses	$2,645	$1,170

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
The unaudited condensed consolidated balance sheet as of January 31, 2023 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including certain notes required by GAAP on an annual reporting basis. In management's opinion, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to state fairly the balance sheet, statements of comprehensive loss, and stockholders' equity (deficit), and statements of cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2023.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Estimates and assumptions reflected in the consolidated financial statements include, but are not limited to, revenue recognition, the useful lives and carrying values of long-lived assets, the fair value of common stock for periods prior to the Company’s direct listing of its Class A common stock on the New York Stock Exchange (“NYSE”) (the “Direct Listing”), stock-based compensation expense, the period of benefit for deferred contract acquisition costs, income taxes, and the valuation of right-of-use assets. Actual results could differ from those estimates.
Risks and Uncertainties
Global macroeconomic events including elevated inflation, the U.S. Federal Reserve raising interest rates, bank failures, supply chain disruptions, fluctuations in currency exchange rates, the Russian invasion of Ukraine, and the residual impact of the COVID-19 pandemic have led to economic uncertainty. These macroeconomic conditions have and are likely to continue to have adverse effects on the rate of global IT spending, including the buying patterns of the Company’s customers and prospective customers.
The conditions caused by the aforementioned macroeconomic events have affected and could continue to affect the rate of global IT spending and could adversely affect demand for the Company’s platform, lengthen the Company’s sales cycles, reduce the value or duration of subscriptions, negatively impact collections of accounts receivable, reduce expected spending from new customers, cause some of the Company’s paying customers to go out of business, and affect contraction or attrition rates of the Company’s customers, all of which could adversely affect the Company’s business, results of operations, and financial condition. As of the date of issuance of the financial statements, the Company is not aware of any specific event or circumstance related to the aforementioned macroeconomic events that would require it to update its estimates or judgments or adjust the carrying value of its assets or liabilities. Actual results could differ from those estimates and any such differences may be material to the condensed consolidated financial statements.

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
The Company grants credit to customers in the normal course of business. For the three months ended April 30, 2023 and April 30, 2022, there were no individual customers that accounted for 10% or more of the Company’s revenues. The Company had one customer account for approximately 36% of accounts receivable as of April 30, 2023. No customer accounted for more than 10% of accounts receivable as of January 31, 2023.
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
Level 1—Observable inputs comprised of quoted prices for identical assets or liabilities in active markets.
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
Available-for-sale Investments
The Company’s marketable securities are primarily comprised of U.S. government securities, commercial paper, and corporate bonds. The Company classifies its securities as available-for-sale at the time of purchase and reevaluates such classification at each balance sheet date. The Company may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies its marketable securities, including securities with stated maturities beyond twelve months, within current assets in the condensed consolidated balance sheets.
Available-for-sale securities are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity (deficit) until realized. Unrealized gains and losses for any marketable securities that management intends to sell or is more likely than not that management will be required to sell prior to their anticipated recovery are recorded in other income (expense), net.
Recently Adopted Accounting Pronouncements
On February 1, 2023, the Company adopted ASU No. 2021-08, Business Combinations - Accounting for Contract Liabilities from Contracts with Customers, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities from acquired contracts using the revenue recognition guidance under Accounting Standards Codification Topic 606 in order to align the recognition of a contract liability with the definition of a performance obligation. The adoption of the guidance did not have an impact on the Company’s condensed consolidated financial statements.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 3.    Revenues
Deferred Revenue and Remaining Performance Obligations
The Company recognized $100.5 million and $74.0 million of revenues during the three months ended April 30, 2023 and 2022, respectively, that were included in the deferred revenue balances at January 31, 2023 and 2022, respectively.
Deferred revenue that will be recognized within the next twelve months is recorded as current deferred revenue, and the remaining portion is recorded as noncurrent. As of April 30, 2023, the Company's remaining performance obligations from subscription contracts was $332.1 million, of which the Company expects to recognize approximately 86% as revenues over the next 12 months and the remainder thereafter.
Deferred Contract Acquisition Costs
Deferred contract acquisition costs are amortized over a period of benefit of three years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in the software-as-a-service industry.
The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Three Months Ended April 30,
	2023	2022
Beginning balance	$36,583	$22,771
Capitalization of contract acquisition costs	5,626	6,081
Amortization of deferred contract acquisition costs	(4,871)	(3,045)
Ending balance	$37,338	$25,807

Deferred contract acquisition costs, current	$19,077	$12,292
Deferred contract acquisition costs, noncurrent	18,261	13,515
Total deferred contract acquisition costs	$37,338	$25,807
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 4.    Fair Value Measurements
The following table summarizes, for assets and liabilities measured at fair value, the respective fair value and classification by level of input within the fair value hierarchy (in thousands):

	April 30, 2023
	Level 1	Level 2	Level 3	Total
Current Assets
Cash equivalents
Money market funds	$264,528	$—	$—	$264,528
Commercial paper	—	1,924	—	1,924
U.S. government agency securities	499	—	—	499
Total cash equivalents	$265,027	$1,924	$—	$266,951
Marketable securities
U.S. government agency securities	$119,381	$—	$—	$119,381
Commercial paper	—	3,385	—	3,385
Corporate bonds	—	18,549	—	18,549
Total marketable securities	$119,381	$21,934	$—	$141,315
Total assets	$384,408	$23,858	$—	$408,266

	January 31, 2023
	Level 1	Level 2	Level 3	Total
Current Assets
Cash equivalents
Money market funds	$289,001	$—	$—	$289,001
Total cash equivalents	$289,001	$—	$—	$289,001
Marketable securities
Commercial paper	$—	$—	$—	$—
Corporate bonds	—	2,739	—	2,739
Total marketable securities	$—	$2,739	$—	$2,739
Total assets	$289,001	$2,739	$—	$291,740

The following table summarizes the Company's investments in marketable securities on the condensed consolidated balance sheets (in thousands):

	April 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current Assets
U.S. government agency securities	$119,009	$388	$(16)	$119,381
Commercial paper	3,386	—	(1)	3,385
Corporate bonds	18,471	108	(30)	18,549
Total marketable securities	$140,866	$496	$(47)	$141,315

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	January 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current Assets
Commercial paper	$—	$—	$—	$—
Corporate bonds	2,744	—	(5)	2,739
Total marketable securities	$2,744	$—	$(5)	$2,739
The following table presents the contractual maturities of the Company’s marketable securities as of April 30, 2023 (in thousands):

	April 30, 2023
	Amortized Cost	Estimated Fair Value
Due within one year	$42,503	$42,502
Due within one to three years	98,363	98,813
Total	$140,866	$141,315
The Company periodically evaluates its investments for expected credit losses. The unrealized losses on the available-for-sale securities were primarily due to unfavorable changes in interest rates subsequent to the initial purchase of these securities. Gross unrealized losses of the Company’s available-for-sale securities that have been in a continuous unrealized loss position for twelve months or longer were immaterial as of April 30, 2023 and January 31, 2023. The Company expects to recover the full carrying value of its available-for-sale securities in an unrealized loss position as it does not intend or anticipate a need to sell these securities prior to recovering the associated unrealized losses. The Company also expects any credit losses would be immaterial based on the high-grade credit rating for each of such available-for-sale securities. As a result, the Company does not consider any portion of the unrealized losses as of April 30, 2023 or January 31, 2023 to represent credit losses.
In April 2020 and November 2022, the Company entered into credit agreements (the “April 2020 Senior Secured Term Loan” and “November 2022 Senior Secured Credit Facility” as defined in Note 6. Debt) with Silicon Valley Bank (“SVB”). The fair values of the credit facilities approximated their carrying values as of April 30, 2023 and January 31, 2023. On March 27, 2023, First Citizens BancShares, Inc. announced that it entered into an agreement to purchase assets and liabilities of SVB, inclusive of the November 2022 Senior Secured Credit Facility.
Note 5.    Balance Sheet Components
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	April 30, 2023	January 31, 2023
Leasehold improvements	$98,491	$98,264
Capitalized internal-use software	16,275	15,005
Furniture and fixtures	10,374	10,325
Construction in progress	3,948	652
Desktop and other computer equipment	1,850	1,804
Total gross property and equipment	130,938	126,050
Less: Accumulated depreciation and amortization	(34,062)	(31,066)
Total property and equipment, net	$96,876	$94,984

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Depreciation and amortization expense was $3.3 million and $3.1 million for the three months ended April 30, 2023 and 2022, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	April 30, 2023	January 31, 2023
Prepaid expenses	$23,883	$25,134
Deferred contract acquisition costs, current	19,077	18,049
Other current assets	5,128	5,543
Total prepaid expenses and other current assets	$48,088	$48,726
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	April 30, 2023	January 31, 2023
Accrued payroll liabilities	$13,188	$22,336
Accrued sales and value-added taxes	11,888	13,347
Accrued taxes for fringe benefits	8,996	8,064
Accrued advertising expenses	4,829	10,565
Accrued consulting expenses	4,465	4,076
Accrued property and equipment	1,984	409
Other liabilities	24,214	24,691
Total accrued expenses and other current liabilities	$69,564	$83,488
Note 6.     Debt
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
In November 2022, the Company entered into an agreement for a four-year credit facility (as amended on April 13, 2023, the “November 2022 Senior Secured Credit Facility”) with SVB, which refinanced the April 2020 Senior Secured Term Loan. The November 2022 Senior Secured Credit Facility provides for senior secured credit facilities in the aggregate principal amount of $150.0 million, including a senior secured term loan facility in an aggregate principal amount of $50.0 million and a revolving loan facility in an aggregate principal amount of up to $100.0 million, including a $30.0 million letter of credit sub-facility, maturing on November 7, 2026. On March 27, 2023, First Citizens BancShares, Inc. announced that it entered into an agreement to purchase assets and liabilities of SVB, inclusive of the November 2022 Senior Secured Credit Facility.
Borrowings under the November 2022 Senior Secured Credit Facility may be designated as ABR Loans or SOFR Loans, subject to certain terms and conditions under the agreement. ABR Loans accrue interest at a rate per annum equal to the ABR plus an applicable margin of 1.25%. Term SOFR Loans accrue interest at a rate per annum equal to the applicable adjusted term SOFR rate, which is equal to the applicable term SOFR rate plus a term SOFR adjustment of 10 basis points, provided such adjusted term SOFR rate shall not be less than zero, plus an applicable margin of 2.25%. Interest accrues and is payable on a monthly basis.
The November 2022 Senior Secured Credit Facility contains customary conditions to borrowing, events of default, and covenants, including covenants that restrict the Company’s ability to incur indebtedness, make or hold investments, execute certain change of control transactions, business combinations or other fundamental changes to the business, dispose of assets, make certain types of restricted payments or enter into certain related party

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
transactions, subject to customary exceptions. In addition, the November 2022 Senior Secured Credit Facility contains financial covenants, including a consolidated adjusted quick ratio of 1.25 to 1.00, as well as a minimum cash adjusted EBITDA, each tested on a quarterly basis.
Pursuant to the terms of the November 2022 Senior Secured Credit Facility, the Company may issue letters of credit which may reduce the total amount available for borrowing under the revolving credit facility. Additionally, the Company is required to pay an annual commitment fee that accrues at a rate of 0.15% per annum on the unused portion of the borrowing commitments under the revolving credit facility. The Company had an aggregate of $23.6 million of letters of credit outstanding under the revolving credit facility as of April 30, 2023, and the Company’s total available borrowing capacity under the revolving credit facility was $76.4 million as of April 30, 2023.
As of April 30, 2023, $50.0 million was drawn and $49.4 million was outstanding under the November 2022 Senior Secured Credit Facility. As of April 30, 2023, the Company was in compliance with all financial covenants.
In conjunction with the close of the November 2022 Senior Secured Credit Facility, the Company paid upfront issuance fees of $0.4 million. The upfront fees are amortized over the remaining term of the agreement. Upfront issuance fees allocated to the revolving credit facility of $0.3 million are presented in the Company’s consolidated balance sheet within other assets.
The net carrying amounts of the credit facilities were as follows (in thousands):

	April 30, 2023	January 31, 2023
Principal	$49,375	$50,000
Accrued interest	797	218
Unamortized loan issuance costs	(168)	(179)
Net carrying amount	$50,004	$50,039

Credit facilities, current	$3,922	$3,343
Credit facilities, noncurrent	$46,082	$46,696
Note 7.     Commitments and Contingencies
Standby Letters of Credit
As of April 30, 2023, the Company had several letters of credit outstanding related to its operating leases totaling $23.6 million. The letters of credit expire at various dates between 2023 and 2034.
Purchase Commitments
In January 2021, the Company entered into a 60-month contract with Amazon Web Services for hosting-related services. Pursuant to the terms of the contract, the Company is required to spend a minimum of $103.5 million over the term of the agreement. The commitment may be offset by up to $7.3 million in additional credits subject to the Company meeting certain conditions of the agreement, of which $6.3 million have been earned as of April 30, 2023 and the remainder of which the Company has determined are probable to be earned. As of April 30, 2023, the Company had purchase commitments remaining of $57.6 million.
During the three months ended April 30, 2023, other than certain non-cancelable operating leases described in Note 8. Leases and the commitment for hosting-related services described above, there have been no other material changes outside the ordinary course of business to the Company's contractual obligations and commitments from those disclosed in the Annual Report.
Indemnification Agreements
The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against any liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Additionally, in the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which it agrees to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. For the three months ended April 30, 2023 and 2022, no demands have been made upon the Company to provide indemnification under such agreements, and there are no claims that the Company is aware of that could have a material adverse effect on its financial position, results of operations, or cash flows.
Contingencies
From time to time in the normal course of business, the Company may be subject to various claims and other legal matters arising in the ordinary course of business. As of April 30, 2023, the Company believes that none of its current legal proceedings would have a material adverse effect on its financial position, results of operations, or cash flows.
Note 8.     Leases
The Company leases real estate facilities under non-cancelable operating leases with various expiration dates through fiscal 2034. The Company has no lease agreements that are classified as finance leases.
Future minimum lease payments (net of tenant improvement receivables) under non-cancelable operating leases with initial lease terms in excess of one year included in the Company’s lease liabilities as of April 30, 2023 are as follows (in thousands):

Fiscal year ending January 31,	Operating Lease Payments (Net)
2024	$29,363
2025	37,768
2026	37,053
2027	38,075
2028 and thereafter	238,501
Total undiscounted operating lease payments	$380,760
Less: imputed interest	(136,992)
Total operating lease liabilities	$243,768
Note 9.     Net Loss per Share
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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended April 30,
	2023	2022
Numerator:
Net loss	$(61,468)	$(98,868)
Denominator:
Weighted-average shares used in calculating net loss per share, basic and diluted	216,413	189,590
Net loss per share, basic and diluted	$(0.28)	$(0.52)

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The potential shares of common stock that were excluded from the computation of diluted net loss per share for the period presented because including them would have been anti-dilutive are as follows (in thousands):

	Three Months Ended April 30,
	2023	2022
Stock options	11,128	13,410
Restricted stock units	14,178	8,757
Early exercised stock options	8	141
Shares issuable pursuant to the 2020 Employee Stock Purchase Plan	159	125
Total	25,473	22,433

Note 10. Stockholders’ Deficit
Common Stock
There are two classes of common stock that total 1,500,000,000 authorized shares: 1,000,000,000 authorized shares of Class A common stock and 500,000,000 authorized shares of Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 10 votes per share and is convertible into one share of Class A common stock. There were 131,286,942 shares of Class A common stock and 85,489,359 shares of Class B common stock issued and outstanding as of April 30, 2023. There were 128,803,395 shares of Class A common stock and 85,489,359 shares of Class B common stock outstanding as of January 31, 2023.
All changes in the number of shares of common stock outstanding for the three months ended April 30, 2023 and 2022, were related to changes in Class A common stock.
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
Stock Plans
The Company has a 2009 Stock Plan (the “2009 Plan”), a 2012 Amended and Restated Stock Plan (the “2012 Plan”), and a 2020 Equity Incentive Plan (the “2020 Plan”). Each plan was initially established to grant equity awards to employees and consultants of the Company to assist in attracting, retaining, and motivating employees and consultants and to provide incentives to promote the success of the Company’s business. The number of shares reserved for issuance under the 2020 Plan increased by 9,414,923 shares of Class A common stock on February 1, 2022 and increased by 10,714,637 shares of Class A common stock on February 1, 2023 pursuant to the evergreen provisions of the 2020 Plan.
There are no outstanding awards under the 2009 Plan, and new issuances under the 2012 Plan terminated upon completion of the Direct Listing. Awards outstanding under the 2012 Plan continue to be outstanding and are governed by the provisions of the 2012 Plan. The 2020 Plan provides for the grant of incentive stock options (“ISOs”), within the meaning of Section 422 of the Code, nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards (“RSUs”), performance-based stock awards, and other forms of equity compensation.
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
Shares of common stock purchased under the 2012 Plan are subject to certain restrictions and repurchase rights.
Stock Options
Option activity under the Company’s combined stock plans is set forth below (in thousands, except years and per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balances at January 31, 2023	11,941	$2.96	5.1	$149,738
Options granted	—	—
Options exercised	(793)	2.27
Options cancelled	(20)	7.54
Balances at April 30, 2023	11,128	$3.00	4.9	$146,659
Vested and exercisable at April 30, 2023	10,402	$2.90	4.8	$138,154
Vested and expected to vest at April 30, 2023	11,136	$3.00	4.9	$146,770
The total intrinsic value of options exercised during the periods presented was as follows:

	Three Months Ended April 30,
	2023	2022
Aggregate intrinsic value of options exercised (in thousands)	$14,107	$33,213
Early Exercise of Employee Options
The 2009 Plan and 2012 Plan allow for the early exercise of stock options. The consideration received for an early exercise of an option is considered to be a deposit of the exercise price, and the related dollar amount is recorded as a liability and reflected in accrued expenses and other current liabilities and other liabilities in the condensed consolidated balance sheets. This liability is reclassified to additional paid-in capital as the awards vest. If a stock option is early exercised, the unvested shares may be repurchased by the Company in case of employment termination at the price paid by the purchaser for such shares. Shares that were subject to repurchase totaled 8,192 and 140,507 at April 30, 2023 and 2022, respectively.
Restricted Stock Units
The Company’s RSU activity is set forth below (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested RSUs at January 31, 2023	14,591	$27.75	$226,145
RSUs granted	1,645	14.79
RSUs vested	(1,284)	30.43
RSUs cancelled/forfeited	(774)	31.91
Unvested RSUs at April 30, 2023	14,178	$25.78	$229,400
RSUs vested, not yet released at April 30, 2023	909	$39.61

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock-Based Compensation Expense
Stock-based compensation for stock-based awards to employees and non-employees in the Company’s condensed consolidated statements of operations for the periods below were as follows (in thousands):

	Three Months Ended April 30,
	2023	2022
Cost of revenues	$322	$321
Research and development	23,497	21,129
Sales and marketing	11,533	12,489
General and administrative	6,146	5,970
Total stock-based compensation expense	$41,498	$39,909
The stock-based compensation expense related to options granted to non-employees for the three months ended April 30, 2023 and 2022 were not material.
Total unrecognized compensation costs related to unvested awards not yet recognized under all equity compensation plans was as follows:

	April 30, 2023
	Unrecognized Expense (in thousands)	Weighted-Average Expected Recognition Period (in years)
Stock options	$1,833	1.9
RSUs	328,613	2.9
Total unrecognized stock-based compensation expense	$330,446	2.9
2020 Employee Stock Purchase Plan
In September 2020, the Board of Directors adopted and approved the 2020 Employee Stock Purchase Plan (“ESPP”), which became effective on the effective date of the Company's registration statement on Form S-1 filed with the SEC in connection with the Direct Listing. The ESPP initially reserved and authorized the issuance of up to a total of 2,000,000 shares of Class A common stock to participating employees. The number of shares reserved under the ESPP was automatically increased to 5,497,785 shares of Class A common stock on February 1, 2022, and to 7,640,712 on February 1, 2023 pursuant to the evergreen provisions of the ESPP.
The ESPP provides for 24-month offering periods beginning September 16 and March 16 of each year, with each offering period consisting of four six-month purchase periods, with purchase dates annually on March 15 and September 15. The purchase price of shares of Class A common stock in an offering will be the lesser of: (i) 85% of the fair market value of such shares of Class A common stock on the offering date, and (ii) 85% of the fair market value of such shares of Class A common stock on the applicable purchase date.
The Company recognized stock-based compensation expense related to the ESPP of $0.5 million and $1.9 million during the three months ended April 30, 2023 and 2022, respectively. As of April 30, 2023 and January 31, 2023, $2.2 million and $6.9 million, respectively, have been withheld in contributions from employees. As of April 30, 2023, total unrecognized compensation cost related to the ESPP was $11.3 million, which will be amortized over a weighted average vesting term of 1.2 years.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 11.    Interest Income and Other Income (Expense), Net
Interest income and other income (expense), net consist of the following (in thousands):

	Three Months Ended April 30,
	2023	2022
Interest income	$4,992	$192
Unrealized gains (losses) on foreign currency transactions	699	(643)
Other non-operating expense	(25)	(895)
Total interest income and other income (expense), net	$5,666	$(1,346)
Other non-operating expense consists primarily of realized foreign currency gains and losses on transactions in the periods presented.
Note 12.    Income Taxes
The Company's income tax expense was $0.9 million and $0.9 million for the three months ended April 30, 2023 and 2022, respectively, primarily due to income taxes in foreign jurisdictions.
Note 13.    Geographic Information
The following tables set forth revenues and long-lived assets, including operating lease ROU assets, by geographic area for the periods presented below (in thousands):
Revenues

	Three Months Ended April 30,
	2023	2022
United States	$92,993	$71,229
International	59,418	49,417
Total revenues	$152,411	$120,646
Revenues by geography are based on the billing address of the customer.
Long-Lived Assets

	April 30, 2023	January 31, 2023
United States	$286,731	$265,582
International	4,510	5,591
Total long-lived assets	$291,241	$271,173
Note 14.     Restructuring
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

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes the Company’s restructuring liabilities (in thousands). The Company has completed payments associated with these restructuring charges in the three months ended April 30, 2023.

Restructuring Liability
Beginning balance as of February 1, 2023	$873
Charges (benefit)	(147)
Payments	(707)
Foreign currency translation adjustment	(19)
Ending balance as of April 30, 2023	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on March 24, 2023. As described in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.
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
Paying Customers
We are focused on continuing to grow the number of customers that use our platform, and specifically on growing the number of customers spending over $5,000 and $100,000 on an annualized basis. Our operating results and growth opportunity depend, in part, on our ability to attract new customers and scale within those same organizations. We believe we have significant greenfield opportunities among addressable customers worldwide and we will continue to invest in our research and development and our sales and marketing organizations to address this opportunity.
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
As of April 30, 2023, we had 19,864 customers spending over $5,000 who contributed approximately 73% of revenues, for the three months then ended. As of April 30, 2022, we had 16,689 customers spending over $5,000 who contributed approximately 70% of revenues, for the three months then ended.
As of April 30, 2023 and 2022, we had 510 and 390 customers, respectively, spending over $100,000.

Dollar-based Net Retention Rate
We expect to derive a significant portion of our revenue growth from expansion within our existing customer base, where we have an opportunity to expand adoption of Asana across teams, departments, and organizations. We believe that our dollar-based net retention rate demonstrates our opportunity to further expand within our existing customer base, particularly those that generate higher levels of annual revenues.
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
As of April 30, 2023 and 2022, our dollar-based net retention rate was over 110% and over 120%, respectively. As of April 30, 2023 and 2022, our dollar-based net retention rate for customers spending over $5,000 on an annualized basis was over 115% and over 130%, respectively. As of April 30, 2023 and 2022, our dollar-based net retention rate for customers spending over $100,000 on an annualized basis was over 130% and over 145%, respectively.
Current Economic Conditions
Global macroeconomic events including elevated inflation, the U.S. Federal Reserve raising interest rates, bank failures, supply chain disruptions, fluctuations in currency exchange rates, the Russian invasion of Ukraine, and the residual impact of the COVID-19 pandemic have led to economic uncertainty. These macroeconomic conditions have and are likely to continue to have adverse effects on the rate of global IT spending, including the buying patterns of our customers and prospective customers, and the length of our sales cycles. While the current macroenvironment is challenging and may continue for the near term, we are encouraged by the future of work that we are building at Asana, where every organization can work from a shared system driving clarity and accountability powered by the Asana platform.
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
Interest expense consists of interest expense from our term loan and revolving credit facility.
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

	Three Months Ended April 30,
	2023	2022
	(in thousands)
Revenues	$152,411	$120,646
Cost of revenues (1)	14,847	12,438
Gross profit	137,564	108,208
Operating expenses:
Research and development (1)	76,316	65,205
Sales and marketing (1)	93,237	96,123
General and administrative (1)	33,256	43,112
Total operating expenses	202,809	204,440
Loss from operations	(65,245)	(96,232)
Interest income and other income (expense), net	5,666	(1,346)
Interest expense	(967)	(357)
Loss before provision for income taxes	(60,546)	(97,935)
Provision for income taxes	922	933
Net loss	$(61,468)	$(98,868)
__________________
(1)Amounts include stock-based compensation expense as follows:

	Three Months Ended April 30,
	2023	2022
	(in thousands)
Cost of revenues	$322	$321
Research and development	23,497	21,129
Sales and marketing	11,533	12,489
General and administrative	6,146	5,970
Total stock-based compensation expense	$41,498	$39,909

The following table sets forth the components of our statements of operations data, for each of the periods presented, as a percentage of revenues.

	Three Months Ended April 30,
	2023	2022
	(percent of revenues)
Revenues	100%	100%
Cost of revenues	10	10
Gross margin	90	90
Operating expenses:
Research and development	50	54
Sales and marketing	61	80
General and administrative	22	36
Total operating expenses	133	169
Loss from operations	(43)	(80)
Interest income and other income (expense), net	4	(1)
Interest expense	*	*
Loss before provision for income taxes	(40)	(81)
Provision for income taxes	*	*
Net loss	(40)%	(82)%
_______________
* Less than 1%
Note: Certain figures may not sum due to rounding.
Comparison of Three Months Ended April 30, 2023 to Three Months Ended April 30, 2022
Revenues

	Three Months Ended April 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Revenues	$152,411	$120,646	$31,765	26%
Revenues increased $31.8 million, or 26%, during the three months ended April 30, 2023 compared to the three months ended April 30, 2022. The increase in revenues was due to the addition of new paying customers, a continued shift in our sales mix toward our higher priced subscription plans, such as Enterprise and Business plans, and revenues generated from our existing paying customers expanding their use of our solution as reflected by our dollar-based net retention rate of over 110% as of April 30, 2023.
Cost of Revenues and Gross Margin

	Three Months Ended April 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Cost of revenues	$14,847	$12,438	$2,409	19%
Gross margin	90%	90%
Cost of revenues increased $2.4 million, or 19%, during the three months ended April 30, 2023 compared to the three months ended April 30, 2022. The increase was primarily due to an increase of $1.5 million in third-party hosting costs as we increased capacity to support customer usage and growth of our customer base, an increase of $0.7 million in credit card processing fees, and an increase of $0.1 million in fees to third-party customer support vendors.

Our gross margin stayed consistent during the three months ended April 30, 2023 compared to the three months ended April 30, 2022.
Operating Expenses

	Three Months Ended April 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Research and development	$76,316	$65,205	$11,111	17%
Sales and marketing	93,237	96,123	(2,886)	(3)%
General and administrative	33,256	43,112	(9,856)	(23)%
Total operating expenses	$202,809	$204,440	$(1,631)	(1)%
Research and Development
Research and development expenses increased $11.1 million, or 17%, during the three months ended April 30, 2023 compared to the three months ended April 30, 2022. The increase was primarily due to $9.2 million in personnel-related costs due to increased headcount and an increase of $3.2 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure, partially offset by an increase of $1.2 million in capitalized software and a decrease of $0.8 million in internal use infrastructure costs.
Sales and Marketing
Sales and marketing expenses decreased $2.9 million, or 3%, during the three months ended April 30, 2023 compared to the three months ended April 30, 2022. The decrease was primarily due to a decrease of $7.4 million in fees to marketing vendors, partially offset by an increase of $2.3 million in travel and entertainment costs, an increase of $1.3 million in personnel-related costs, and an increase of $1.1 million in allocated overhead costs.
General and Administrative
General and administrative expenses decreased $9.9 million, or 23%, during the three months ended April 30, 2023 compared to the three months ended April 30, 2022. The decrease was primarily due to a decrease of $4.3 million in other operating expenses primarily due to a decrease in value-added tax expense, a decrease of $2.7 million in personnel-related costs, a decrease of $1.6 million in professional services, and a decrease of $0.9 million in fees to third party support vendors.
Interest Income, Interest Expense, and Other Income (Expense), Net

	Three Months Ended April 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Interest income and other income (expense), net	$5,666	$(1,346)	$7,012	(521)%
Interest expense	(967)	(357)	(610)	171%
Interest income and other income (expense), net increased $7.0 million during the three months ended April 30, 2023 compared to the three months ended April 30, 2022, primarily due to an increase in interest income on marketable securities. Interest expense increased by $0.6 million during the three months ended April 30, 2023 compared to the three months ended April 30, 2022, primarily due to an increase in interest rates.

Non-GAAP Financial Measures
The following tables present certain non-GAAP financial measures for each period presented below. In addition to our results determined in accordance with GAAP, we believe these non-GAAP financial measures are useful in evaluating our operating performance. See below for a description of the non-GAAP financial measures and their limitations as an analytical tool.

	Three Months Ended April 30,
	2023	2022
	(in thousands)
Non-GAAP loss from operations	$(22,274)	$(54,716)
Non-GAAP net loss	$(18,497)	$(57,352)
Free cash flow	$(16,573)	$(42,249)
Non-GAAP Loss From Operations and Non-GAAP Net Loss
We define non-GAAP loss from operations as loss from operations plus stock-based compensation expense and the related employer payroll tax associated with restricted stock units, or RSUs, as well as non-recurring costs, such as restructuring costs. The amount of employer payroll tax-related items on employee stock transactions is dependent on our stock price and other factors that are beyond our control and that do not correlate to the operation of the business. When evaluating the performance of our business and making operating plans, we do not consider these items (for example, when considering the impact of equity award grants, we place a greater emphasis on overall stockholder dilution rather than the accounting charges associated with such grants). We believe it is useful to exclude these expenses in order to better understand the long-term performance of our core business, to facilitate comparison of our results to those of peer companies, and to facilitate comparison over multiple periods.
We define non-GAAP net loss as net loss plus stock-based compensation expense and the related employer payroll tax associated with RSUs and non-recurring costs such as restructuring costs.
We use non-GAAP loss from operations and non-GAAP net loss in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that non-GAAP loss from operations and non-GAAP net loss provide our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations.
Free Cash Flow
We define free cash flow as net cash from operating activities less cash used for purchases of property and equipment and capitalized internal-use software costs, plus non-recurring expenditures such as capital expenditures from the purchases of property and equipment associated with the build-out of our corporate headquarters in San Francisco, and restructuring costs. We believe that free cash flow is a useful indicator of liquidity that provides information to management and investors, even if negative, about the amount of cash used in our operations other than that used for investments in property and equipment and capitalized internal-use software costs, adjusted for non-recurring expenditures.
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

The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.
Non-GAAP Loss From Operations

	Three Months Ended April 30,
	2023	2022
	(in thousands)
Loss from operations	$(65,245)	$(96,232)
Add:
Stock-based compensation and related employer payroll tax associated with RSUs	43,118	41,516
Restructuring costs	(147)	—
Non-GAAP loss from operations	$(22,274)	$(54,716)

Non-GAAP Net Loss

	Three Months Ended April 30,
	2023	2022
	(in thousands)
Net loss	$(61,468)	$(98,868)
Add:
Stock-based compensation and related employer payroll tax associated with RSUs	43,118	41,516
Restructuring costs	(147)	—
Non-GAAP net loss	$(18,497)	$(57,352)

Free Cash Flow

	Three Months Ended April 30,
	2023	2022
	(in thousands)
Net cash used in investing activities	$(140,366)	$(12,091)
Net cash provided by financing activities	$9,731	$10,717
Net cash used in operating activities	$(14,593)	$(41,133)
Less:
Purchases of property and equipment	(1,866)	(1,048)
Capitalized internal-use software costs	(821)	(70)
Add:
Restructuring costs paid	707	—
Purchases of property and equipment for build-out of corporate headquarters	—	2
Free cash flow	$(16,573)	$(42,249)

Liquidity and Capital Resources
Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock and common stock, the issuance of senior mandatory convertible promissory notes in January and June 2020 to a trust affiliated with our CEO, cash generated from the sale of subscriptions to our platform, and financing activities including the private placement transaction with our CEO. We have generated losses from our operations as reflected in our accumulated deficit of $1,299.0 million as of April 30, 2023 and negative cash flows from operating activities for the three months ended April 30, 2023 and 2022.
As of April 30, 2023, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $523.5 million.
In November 2022, we entered into a four-year credit agreement with SVB, which provided for a senior secured credit facilities in the aggregate principal amount of up to $150.0 million, consisting of a term loan facility in the aggregate principal amount of $50.0 million and a revolving loan facility in an aggregate principal amount of up to $100.0 million, including a $30.0 million letter of credit sub-facility (as amended on April 13, 2023, the “November 2022 Senior Secured Credit Facility”). The November 2022 Senior Secured Credit Facility refinanced the April 2020 Senior Secured Term Loan and terminates on November 7, 2026.
Borrowings under the November 2022 Senior Secured Credit Facility may be designated as ABR Loans or SOFR Loans, subject to certain terms and conditions under the agreement. Interest will accrue on any outstanding balance at a floating rate tied to the adjusted term SOFR, the prime rate or the federal funds effective rate. Interest is payable monthly in arrears. Pursuant to the terms of the revolving credit facility, we are required to pay an annual commitment fee that accrues at a rate of 0.15% per annum on the unused portion of the borrowing commitments under the revolving credit facility. Refer to Note 6. Debt for further details.
As of April 30, 2023, under the November 2022 Senior Secured Credit Facility there was $50.0 million drawn and $49.4 million was outstanding under the term loan, no amounts outstanding under the revolving credit facility and an aggregate $23.6 million in letters of credit issued under the credit sub-facility. Our total available borrowing capacity under the revolving credit facility was $76.4 million as of April 30, 2023.
On March 27, 2023, First Citizens BancShares, Inc. (“First Citizens”) announced that it had entered into an agreement to purchase assets and liabilities of SVB, inclusive of our November 2022 Senior Secured Credit Facility. We continue to have the ability to make additional borrowings under the November 2022 Senior Secured Credit Facility which is now held by SVB as a division of First Citizens.
In September 2022, we issued and sold 19,273,127 shares of our Class A common stock to our CEO in a private placement transaction at a purchase price of $18.16 per share, based on the closing trading price of our Class A common stock on September 2, 2022, for aggregate proceeds of approximately $350 million. Refer to Note 10. Stockholders’ Deficit for details.
A substantial source of our cash provided by operating activities is our customer billings for subscription to our platform. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is included on our condensed consolidated balance sheets as a liability and is recorded as revenues over the term of the subscription agreement. As of April 30, 2023, we had $263.9 million of deferred revenue, of which $257.7 million was recorded as a current liability. This deferred revenue will be recognized as revenues when all of the revenue recognition criteria are met.
We assess our liquidity primarily through our cash on hand as well as the projected timing of billings under contract with our paying customers and related collection cycles. We believe our current cash, cash equivalents, marketable securities, and amounts available under our November 2022 Senior Secured Credit Facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, billing frequency, our dollar-based-net-retention rate, the timing and extent of spending to support our research and development efforts, particularly for the introduction of new and enhanced products and features, the performance of sales and marketing activities, costs associated with international expansion, additional capital expenditures to invest in existing and new office spaces, as well as increased general and administrative expenses to support being a publicly traded company. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may seek to raise additional funds at any time through equity, equity-linked arrangements, and debt. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition would be adversely affected. Additionally, cash from operations could also be affected by various risks and uncertainties in connection with the impact of an economic downturn or recession, significant market volatility in the global economy, timing and ability to collect payments from our customers and other risks detailed in Part II—Other Information, Item 1A. Risk Factors.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended April 30,
	2023	2022

	(in thousands)
Net cash used in operating activities	$(14,593)	$(41,133)
Net cash used in investing activities	(140,366)	(12,091)
Net cash provided by financing activities	9,731	10,717
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
Net cash used in operating activities of $14.6 million for the three months ended April 30, 2023 reflects our net loss of $61.5 million, adjusted by non-cash items such as stock-based compensation expense of $41.5 million, non-cash lease expense of $5.3 million, amortization of deferred contract acquisition costs of $4.9 million, depreciation and amortization of $3.3 million, provision for expected credit losses of $0.7 million, and net cash outflows of $8.4 million from changes in our operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities primarily consisted of a $30.4 million increase in deferred revenue, resulting from increased billings for subscriptions, and a $0.9 million decrease in other assets. These amounts were partially offset by a $17.3 million increase in accounts receivable, a $13.4 million decrease in accrued expenses and other liabilities primarily from accrued payroll liabilities and accrued advertising expenses, a $4.6 million increase in prepaid expenses and other current assets related to an increase in deferred contract acquisition costs, and a $4.3 million decrease in operating lease liabilities.
Net cash used in operating activities of $41.1 million for the three months ended April 30, 2022 reflects our net loss of $98.9 million, adjusted by non-cash items such as stock-based compensation expense of $39.9 million, non-cash lease expense of $3.6 million, depreciation and amortization of $3.1 million, amortization of deferred contract acquisition costs of $3.0 million, provision for doubtful accounts of $0.6 million, and net cash inflows of $7.4 million from changes in our operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities primarily consisted of a $27.8 million increase in deferred revenue, resulting from increased billings for subscriptions, a $4.7 million increase in accounts payable, a $0.8 million increase in accrued expenses and other liabilities primarily from an increase in accrued sales and value-added taxes. These amounts were partially offset by a $11.8 million increase in prepaid expenses and other current assets related to an increase in prepaid expenses, a $8.5 million increase in accounts receivable due to higher customer billings, a $3.4 million increase in operating lease liabilities, and a $2.2 million increase in other assets.
Investing Activities
Net cash used in investing activities of $140.4 million for the three months ended April 30, 2023 consisted of $139.3 million in purchases of marketable securities, $1.9 million in purchases of property and equipment, and $0.8 million in capitalized internal-use software costs. This was partially offset by $1.6 million in maturities of marketable securities.

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
Financing Activities
Net cash provided by financing activities of $9.7 million for the three months ended April 30, 2023 consisted of $8.6 million in proceeds from our employee stock purchase plan, and $1.8 million in proceeds from the exercise of stock options, partially offset by $0.6 million for the repayment of our term loan.
Net cash provided by financing activities of $10.7 million for the three months ended April 30, 2022 consisted of $9.2 million in proceeds from our employee stock purchase plan and $2.2 million in proceeds from the exercise of stock options, partially offset by $0.7 million for the repayment of our term loan.
Contractual Obligations and Commitments
During the three months ended April 30, 2023, there were no material changes in our contractual obligations and other commitments, as disclosed in our Annual Report on Form 10-K filed with the SEC on March 24, 2023.
For further information on our commitments and contingencies, refer to Note 7. Commitments and Contingencies in the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
In November 2022, we entered into the November 2022 Senior Secured Credit Facility with SVB, as discussed in Liquidity and Capital Resources above.
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
Except for the following, there have been no changes to our critical accounting policies and estimates during the three months ended April 30, 2023 as compared to those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K filed with the SEC on March 24, 2023.
Leases
The Company may sublease certain of its unoccupied facilities to third parties. Any impairment to the associated right-of-use assets, leasehold improvements, or other assets as a result of a sublease is recognized in the period the sublease is executed and recorded in the consolidated statements of operations.

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
Interest Rate Risk
Our cash, cash equivalents, and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds, U.S. government securities, corporate bonds, and commercial paper. As of April 30, 2023 and January 31, 2023, we had cash and cash equivalents of $382.2 million and $526.6 million, respectively, and marketable securities of $141.3 million and $2.7 million, respectively. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. As of April 30, 2023, a hypothetical increase in interest rates by 100 basis points would not have a material impact on our condensed consolidated financial statements.
Any borrowings under the revolving credit facility bear interest at a variable rate tied to the adjusted term SOFR, the prime rate, or the federal funds effective rate. As of April 30, 2023, we had $49.4 million outstanding under the revolving credit facility. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations. As of April 30, 2023, a hypothetical 10% relative change in interest rates would not have a material impact on our condensed consolidated financial statements.
Foreign Currency Risk
The majority of our subscription agreements are denominated in U.S. dollars, with the remainder generated in Euros, British Pounds, Australian Dollars, Japanese Yen, Mexican Pesos, Brazilian Reais, Canadian Dollars, and South Korean Won. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies, and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, Canadian Dollar, Australian Dollar, Japanese Yen, Icelandic Krona, Singapore Dollar, and Swiss Franc. Our results of operations and cash flows are, therefore, subject to fluctuations in foreign currency exchange rates that are unrelated to our operating performance.
As exchange rates may fluctuate significantly between periods, our non-U.S. dollar denominated revenue and operating expenses may also experience significant fluctuations between periods as we convert these to U.S. dollars. Volatile market conditions arising from the macro environment have and may in the future result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar has and may in the future negatively affect our revenue expressed in U.S. dollars. In the three months ended April 30, 2023, 22% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins. We disclose the impact of realized foreign currency gains and losses within Note 11. Interest Income and Other Income (Expense), Net. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the three months ended April 30, 2023 and 2022.

As the impact of foreign currency exchange rates are not projected to be material to our operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of April 30, 2023. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•strategically expand our direct sales force and leverage our existing sales capacity;
•expand the features and capabilities of our platform including deployment of artificial intelligence features in our product;
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
We have been growing rapidly in recent periods and, as a result, have a relatively short history operating our business at its current scale. Furthermore, we operate in an industry that is characterized by rapid technological innovation including recent developments in artificial intelligence, intense competition, changing customer needs, and frequent introductions of new products, technologies, and services. In particular, advancements in technology such as artificial intelligence and machine learning are changing the way people work by automating tasks, enhancing communication, and improving decision-making processes, and businesses that are slow to adopt these new technologies may face a competitive disadvantage. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in evolving industries. In addition, our future growth rate is subject to a number of uncertainties, such as general macroeconomic and market conditions, including those caused by the COVID-19 pandemic, rising interest rates, inflation, actual or anticipated bank failures, instability in financial markets, and economic downturns or recessions in the regions in which we do business. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in the market, or if we do not address these risks successfully, our results of operations could differ materially from our expectations, and our business, results of operations, and financial condition would suffer.
We have a history of losses, and we may not be able to achieve profitability or, if achieved, sustain profitability.
We have incurred net losses in each fiscal year since our founding. We generated net losses of $61.5 million and $98.9 million for the three months ended April 30, 2023 and 2022, respectively. As of April 30, 2023, we had an accumulated deficit of $1,299.0 million. We do not expect to be profitable in the near future, and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. These losses reflect, among other things, the significant investments we made to develop and commercialize our platform, serve our existing customers, and broaden our customer base.
We expect to continue to make future investments and expenditures related to the growth of our business, including:
•strategic investment in our sales and marketing activities;
•continued investments in research and development to introduce new features and enhancements to our platform, including integration of artificial intelligence in our product;
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
A significant part of our business strategy and culture is to focus on long-term growth and customer success over short-term financial results. For example, in the three months ended April 30, 2023, we decreased our operating expenses to $202.8 million as compared to $204.4 million in the three months ended April 30, 2022. In the three months ended April 30, 2023, our net loss decreased to $61.5 million from $98.9 million in the three months ended April 30, 2022. As a result, in the near and medium term, we may continue to operate at a loss, or our near- and medium-term profitability may be lower than it would be if our strategy were to maximize near- and medium-term profitability. We expect to continue making expenditures on sales and marketing efforts, and expenditures to grow our platform and develop new features, integrations, capabilities, and enhancements to our platform. Such expenditures may not result in improved business results or profitability over the long term. If we are ultimately unable to achieve or improve profitability at the level or during the time frame anticipated by securities or industry analysts and our stockholders, the trading price of our Class A common stock may decline.
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
•the timing and success of new features, integrations, capabilities, and enhancements by us to our platform, or by our competitors to their products, including the development and deployment of artificial intelligence driven features, or any other changes in the competitive landscape of our market;
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
Our November 2022 restructuring may not result in anticipated savings or operational efficiencies, could result in total costs and expenses that are greater than expected, and could disrupt our business.
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
The COVID-19 pandemic affected how we, our partners, and our customers operate and has adversely affected the global economy, and the impact and extent to which this will affect our business, future results of operations, and financial condition remains uncertain.
The COVID-19 pandemic and efforts to control its spread and severity significantly curtailed the movement of people, goods, and services worldwide. Our operations and the operations of our partners, vendors, and customers were disrupted by the COVID-19 pandemic beginning March 2020. While we have since re-opened our physical offices and shifted to an office-centric hybrid work model, should the COVID-19 pandemic worsen, or other public health crises emerge, our operations, the operations of our partners, vendors, and customers could be further disrupted.
While the full impact of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, it has had an adverse effect on the global economy, and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown.

While we have developed and continue to develop plans to help mitigate any continuing negative impacts of COVID-19 or other public health crises on our business and operations, these efforts may not be effective, and any protracted economic downturn will likely limit the effectiveness of our efforts. Accordingly, it is not possible for us to predict the duration and extent to which this will affect our business, future results of operations, and financial condition at this time.
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
In addition, we believe that many of our new customers originate from word-of-mouth and other non-paid referrals from existing customers, so we must ensure that our existing customers remain loyal to our platform in order to continue receiving those referrals. Our ability to attract new customers and increase revenues from existing paying customers depends in large part on our ability to continually enhance and improve our platform and the features, integrations, and capabilities we offer, and to introduce compelling new features, integrations, and capabilities that reflect the changing nature of our market in order to maintain and improve the quality and value of our platform. Accordingly, we must continue to invest in research and development and in our ongoing efforts to improve and enhance our platform. The success of any enhancement to our platform depends on several factors, including timely completion and delivery, competitive pricing, adequate quality testing, integration with new and existing technologies, including artificial intelligence, and overall market acceptance. Any new features, integrations, and capabilities that we develop may not be introduced in a timely or cost-effective manner, may contain errors, failures, vulnerabilities, or bugs, or may not achieve the market acceptance necessary to generate significant revenues. We may have limited insight into the data privacy or security practices of third-party data suppliers for our artificial intelligence algorithms.
Moreover, our business is subscription based, and customers are not obligated to and may not renew their subscriptions after their existing subscriptions expire, and we cannot ensure that customers will renew subscriptions with a similar contract period, with the same or greater number of users, or for the same level of subscription plan or upgrade to Business and Enterprise plans. Customers may or may not renew their subscription plans as a result of a number of factors, including their satisfaction or dissatisfaction with our platform, our pricing or pricing structure, the pricing or capabilities of the products and services offered by our competitors, the effects of general economic conditions including a downturn or recession, rising inflation and rising interest rates, or customers’ budgetary constraints. If customers do not renew their subscriptions, renew on less favorable terms, or fail to add more individuals, teams, and organizations, or if we fail to upgrade individuals, teams, and organizations from our free or trial plans to our paid subscription plans, or expand the adoption of our platform within organizations, our revenues may decline or grow less quickly than anticipated, which would harm our business, results of operations, and financial condition. The current macroeconomic environment, including rising interest rates, instability in financial markets, bank failures, and headwinds for technology customers, may impact the adoption of our platform generally and our success in engaging with new customers and expanding relationships with existing customers may be impacted by these conditions. If our customers are materially negatively impacted by these factors, such as being unable to access their existing cash to fulfill their payment obligation to us due to future bank failures, our business could be negatively impacted. As a result of these macroeconomic conditions, and any corresponding actions customers may take to manage costs, we have experienced and may continue to experience longer sales cycle, and we may continue to experience a reduction in renewal rates, as well as reduced customer spend and delayed payments that could materially impact our business, results of operations, and financial condition in future periods. While we believe our revenues are relatively predictable in the near-term as a result of our subscription-based business model, the effect of macroeconomic uncertainties may not be fully reflected in our operating results and overall financial performance until future periods. If we fail to predict customer demands, fail to sufficiently account for the impact of macroeconomic conditions on our sales projections, or fail to attract new customers and maintain and expand new and existing customer relationships, our revenues may grow more slowly than expected, may not grow at all, or may decline, and our business may be harmed.
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
We derive, and expect to continue to derive, substantially all of our revenues from a single solution. As such, the continued growth in market demand for and market acceptance, including international market acceptance, of our platform is critical to our continued success. Demand for our platform is affected by a number of factors, some of which are beyond our control, such as the rate of market adoption of work management solutions; the timing of development and release of competing new products; the development and acceptance of new features, integrations, and capabilities for our platform, including features, integrations, or capabilities that utilize artificial intelligence; price, product, and service changes by us or our competitors; technological changes and developments within the markets we serve; growth, contraction, and rapid evolution of our market; and general economic conditions and trends including a downturn or recession, rising inflation and rising interest rates. If we are unable to continue to meet the demands of individuals, teams, and organizations or trends in preferences for work management solutions or to achieve more widespread market acceptance of our platform, our business, results of operations, and financial condition would be harmed. Changes in preferences of our current or potential customers may have a disproportionately greater impact on us than if we offered multiple products. In addition, some current and potential customers, particularly larger organizations, may develop or acquire their own tools or continue to rely on traditional tools and software for their work management solutions, which would reduce or eliminate their demand for our platform. If demand for our platform declines for any of these or other reasons, our business, results of operations, and financial condition would be adversely affected.

If the market for work management solutions develops more slowly than we expect or declines, our business would be adversely affected.
It is uncertain whether work management solutions will achieve and sustain high levels of customer demand and market acceptance given the relatively early stage of development of this market. Our success will depend to a substantial extent on the widespread adoption of work management solutions generally. Individuals and organizations may be reluctant or unwilling to migrate to work management solutions from spreadsheets, email, messaging, and legacy project management tools. It is difficult to predict adoption rates and demand for our platform, the future growth rate and size of the market for work management solutions, or the entry of competitive offerings. The expansion of the work management solutions market depends on a number of factors, including the cost, performance, and perceived value associated with work management solutions. If work management solutions do not achieve widespread adoption, or there is a reduction in demand for work management solutions caused by a lack of customer acceptance, technological challenges including the successful integration of artificial intelligence in our product, weakening economic conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending, or otherwise, it could result in decreased revenues, and our business, results of operations, and financial condition would be adversely affected.
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
We believe that our ability to compete depends upon many factors both within and beyond our control, including the following:
•rapid developments in our technology and product, including the successful deployment of the use of artificial intelligence in our product;
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
If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences..
Operating our business and platform involves the collection, processing, storage, and transmission of sensitive, regulated, proprietary and confidential information, including our personal information and business information and those of our customers. As a result, we and the third parties upon which we rely face a variety of evolving threats, including but not limited to ransomware attacks, which could cause security incidents. Security incidents can compromise the confidentiality, integrity, and availability of this information or our systems. Such incidents could include, but are not limited to, cyber attacks, software bugs and vulnerabilities, server malfunctions, software or hardware failures, malicious code, malware, viruses, social engineering (including phishing), ransomware, supply chain attacks and vulnerabilities through our third-party partners, denial-of-service attacks, credential stuffing, credential harvesting, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fire, floods, and other similar threats, efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations, errors or malfeasance of our personnel, misconfiguration, and security vulnerabilities in the software or systems on which we rely.

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

Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working from home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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
For the three months ended April 30, 2023, 39% of our revenues were generated from customers outside the United States. We have operations in multiple cities globally. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. In addition, we will face risks in doing business internationally that could adversely affect our business and results of operations, including:
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
We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to artificial intelligence, privacy, data protection and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.
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

Foreign privacy, data protection, and data security laws have become more stringent in recent years, are undergoing a period of rapid change, and may increase the costs and complexity of offering our products and services in new and existing geographies. For example, the European Union’s General Data Protection Regulation 2019/679 (“EU GDPR”), the EU GDPR as it forms part of United Kingdom (“UK”) law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR”), Australia’s Privacy Act, and Canada’s Personal Information Protection and Electronic Documents Act, impose strict requirements for processing personal data, including health-related information. European privacy, data protection, and data security laws, including the EU GDPR and UK GDPR impose significant and complex burdens on processing personal information, provide for robust regulatory enforcement, and contemplate significant penalties for noncompliance. Non-compliance with the EU GDPR and UK GDPR can trigger fines of up to the greater of €20 million (£17.5 million for the UK GDPR) or 4% of our global revenues, restrictions or prohibitions on data processing, and exposure to private right of action and enforcement mechanisms including extensive audit and inspection rights, or private litigation related to processing of personal information brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

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
Domestic privacy, data protection, data security, and consumer protection legislation is also becoming increasingly common in the United States. For example, the California Consumer Privacy Act of 2018 (“CCPA”) came into effect on January 1, 2020 and final CCPA regulations were issued in August 2020. The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use, and sharing practices, allows consumers to opt out of certain data sharing with third parties and exercise certain individual rights regarding their personal information, provides a new cause of action for data breaches, and provides for penalties for noncompliance of up to $7,500 per violation. Additionally, the California Privacy Rights Act (“CPRA”) approved by voters in California in November 2020, went into effect in January 2023. It imposes additional privacy, data protection, and data security obligations on companies doing business in California and is expected to increase enforcement activity. Similar laws have been proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging. For example, Virginia enacted the Virginia Consumer Data Protection Act and Colorado passed the Colorado Privacy Act, both of which emulate the CCPA and CPRA in many respects, but have unique requirements. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy, data protection, and data security legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.

Furthermore, the Federal Trade Commission and many state attorneys general continue to enforce federal and state consumer protection laws against companies and individuals for online collection, use, dissemination, and security practices that appear to be unfair or deceptive. We also publish privacy policies, marketing materials, and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may become subject to investigation, enforcement actions by regulators, or other adverse consequences.
There are a number of legislative proposals in the United States, at both the federal and state level, and in the European Union and more globally, that could impose new obligations in areas such as e-commerce and other related legislation or liability for copyright infringement by third parties. In addition, several countries, states and localities have proposed or enacted measures related to the use of artificial intelligence technologies in products and services. The effects of these regulations are difficult to predict. We cannot yet determine the impact that future laws, regulations, and standards may have on our business.
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
We are subject to anti-corruption and anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act 2010, and other anti-corruption, anti-bribery, and anti-money laundering laws in countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly and prohibit companies and their employees and agents from promising, authorizing, making, or offering improper payments or other benefits to government officials and others in the private sector. As we increase our international sales and business, our risks under these laws may increase. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, adverse media coverage, and other consequences. Any investigations, actions, or sanctions could harm our business, results of operations, and financial condition.
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
Our operating activities may be restricted as a result of covenants related to the indebtedness under our November 2022 Senior Secured Credit Facility, and we may be required to repay the outstanding indebtedness in an event of default, which would have an adverse effect on our business. Additionally, future operational challenges on the part of our lender could impact our ability to quickly access additional liquidity.
On November 7, 2022, we entered into an agreement with several banks and other financial institutions or entities for which Silicon Valley Bank (“SVB”) acted as issuing lender, administrative agent and collateral agent, under which we may incur loans in an aggregate principal amount not to exceed $150 million, consisting of a term loan facility in an aggregate principal amount equal to $50 million and a revolving loan facility in an aggregate principal amount of up to $100 million, including a $30 million letter of credit sub-facility (collectively and as amended on April 13, 2023, the “November 2022 Senior Secured Credit Facility”). On March 27, 2023, First Citizens BancShares, Inc. (“First Citizens”) announced that it had entered into an agreement to purchase assets and liabilities of SVB inclusive of our November 2022 Senior Secured Credit Facility. We continue to have the ability to make additional borrowings under the November 2022 Senior Secured Credit Facility which is now held by SVB as a division of First Citizens.
Additionally, the November 2022 Senior Secured Credit Facility includes customary conditions to borrowing and covenants, including restrictions on our ability to incur liens, incur indebtedness, make or hold investments, execute certain change of control transactions, business combinations or other fundamental changes to the business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions, subject to customary exceptions. In addition, the November 2022 Senior Secured Credit Facility contains financial covenants that require us to maintain a consolidated adjusted quick ratio of 1.25 to 1.00, as well as a minimum cash adjusted EBITDA, each tested on a quarterly basis. The November 2022 Senior Secured Credit Facility contains customary events of default relating to, among other things, payment defaults, breach of covenants, cross acceleration to material indebtedness, bankruptcy-related defaults, judgment defaults, and the occurrence of certain change of control events. Non-compliance with one or more of the covenants and restrictions or the occurrence of an event of default could result in the full or partial principal balance of the November 2022 Senior Secured Credit Facility becoming immediately due and payable and termination of the commitments. Our business may be adversely affected by these restrictions on our ability to operate our business.
General Risks
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the American Institute of Certified Public Accountants, the Securities and Exchange Commission, or the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenues and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to the useful lives and carrying values of long-lived assets, the fair value of common stock, stock-based compensation expense, the period of benefit for deferred contract acquisition costs, and income taxes. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.
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
Dustin Moskovitz, our co-founder, President, Chief Executive Officer, Chair, and largest stockholder, beneficially owns a significant percentage of our outstanding Class A common stock and Class B common stock, together, representing a majority of the voting power of our capital stock as of April 30, 2023. Mr. Moskovitz could exert substantial influence over matters requiring approval by our stockholders. This concentration of ownership may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
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
We may issue our capital stock or securities convertible into our capital stock from time to time in connection with a financing, acquisition, investments, or otherwise. Additional issuances of our stock will result in dilution to existing holders of our stock. Also, the exercise of stock options to purchase our stock and the settlement of RSUs will result in further dilution. The amount of dilution could be substantial depending upon the size of the issuance or exercise. For example, on September 7, 2022, we issued and sold 19,273,127 shares of our Class A common stock to Dustin Moskovitz in a private placement transaction, at a purchase price of $18.16 per share, based on the closing trading price of the Company’s Class A common stock on September 2, 2022, for aggregate gross proceeds of approximately $350 million. Any future such transactions, notes or issuances could result in substantial dilution to our existing stockholders and cause the trading price of our Class A common stock to decline.

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
10.1*
First Amendment to Credit Agreement, dated April 13, 2023, by and among the Company and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as issuing lender, the swingline Lender, administrative agent and collateral agent.

10.2*#	Amended and Restated Non-Employee Director Compensation Policy.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2023, has been formatted in Inline XBRL
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

ASANA, INC.

Date: June 1, 2023	By:	/s/ Dustin Moskovitz
Dustin Moskovitz
President, Chief Executive Officer, and Chair
(Principal Executive Officer)

Date: June 1, 2023	By:	/s/ Tim Wan
Tim Wan
Chief Financial Officer
(Principal Financial Officer)