Form 10-Q
period 2023-07-31
Asana, Inc.
filed 2023-09-05
CIK 1477720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 30, 2023, the number of shares of the registrant’s Class A common stock outstanding was 134,188,367 and the number of shares of the registrant’s Class B common stock outstanding was 85,489,359.

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
•We operate in a highly competitive industry, and competition presents an ongoing threat to the success of our business. Our ability to compete and ensure our success requires developments in our technology, including the successful deployment of artificial intelligence in our product.
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ASANA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	July 31, 2023	January 31, 2023
Assets
Current assets
Cash and cash equivalents	$413,697	$526,563
Marketable securities	123,809	2,739
Accounts receivable, net	66,330	82,363
Prepaid expenses and other current assets	47,230	48,726
Total current assets	651,066	660,391
Property and equipment, net	97,938	94,984
Operating lease right-of-use assets	185,112	176,189
Other assets	22,291	23,399
Total assets	$956,407	$954,963
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,188	$7,554
Accrued expenses and other current liabilities	67,472	83,488
Deferred revenue, current	254,905	226,443
Operating lease liabilities, current	16,246	14,831
Total current liabilities	343,811	332,316
Term loan, net	45,469	46,696
Deferred revenue, noncurrent	6,230	7,156
Operating lease liabilities, noncurrent	223,275	210,012
Other liabilities	3,369	2,209
Total liabilities	622,154	598,389
Commitments and contingencies (Note 7)
Stockholders' equity
Common stock	2	2
Additional paid-in capital	1,706,006	1,595,001
Accumulated other comprehensive loss	(1,317)	(873)
Accumulated deficit	(1,370,438)	(1,237,556)
Total stockholders’ equity	334,253	356,574
Total liabilities and stockholders’ equity	$956,407	$954,963

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Revenues	$162,455	$134,896	$314,866	$255,542
Cost of revenues	16,232	13,756	31,079	26,194
Gross profit	146,223	121,140	283,787	229,348
Operating expenses:
Research and development	84,371	75,233	160,687	140,438
Sales and marketing	96,448	110,392	189,685	206,515
General and administrative	38,787	46,787	72,043	89,899
Total operating expenses	219,606	232,412	422,415	436,852
Loss from operations	(73,383)	(111,272)	(138,628)	(207,504)
Interest income and other income (expense), net	4,165	(164)	9,831	(1,510)
Interest expense	(968)	(311)	(1,935)	(668)
Loss before provision for income taxes	(70,186)	(111,747)	(130,732)	(209,682)
Provision for income taxes	1,228	1,222	2,150	2,155
Net loss	$(71,414)	$(112,969)	$(132,882)	$(211,837)
Net loss per share:
Basic and diluted	$(0.33)	$(0.59)	$(0.61)	$(1.11)
Weighted-average shares used in calculating net loss per share:
Basic and diluted	219,004	191,352	217,730	190,486

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Net loss	$(71,414)	$(112,969)	$(132,882)	$(211,837)
Other comprehensive loss:
Net unrealized losses on marketable securities	(1,469)	(84)	(1,015)	(205)
Change in foreign currency translation adjustments	467	(322)	571	(823)
Comprehensive loss	$(72,416)	$(113,375)	$(133,326)	$(212,865)

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Three Months Ended July 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at April 30, 2023	216,776	$2	$1,647,422	$(315)	$(1,299,024)	$348,085
Issuance of common stock upon the exercise of options	578	—	1,275	—	—	1,275
Vesting of early exercised stock options	—	—	32	—	—	32
Issuance of common stock upon the vesting and settlement of restricted stock units	2,252	—	(7)	—	—	(7)
Stock-based compensation expense	—	—	57,284	—	—	57,284
Net unrealized losses on marketable securities	—	—	—	(1,469)	—	(1,469)
Foreign currency translation adjustments	—	—	—	467	—	467
Net loss	—	—	—	—	(71,414)	(71,414)
Balances at July 31, 2023	219,606	$2	$1,706,006	$(1,317)	$(1,370,438)	$334,253

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

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) - CONTINUED
(in thousands)
(unaudited)

	Six Months Ended July 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at January 31, 2023	214,293	$2	$1,595,001	$(873)	$(1,237,556)	$356,574
Issuance of common stock upon the exercise of options	1,371	—	3,073	—	—	3,073
Vesting of early exercised stock options	—	—	106	—	—	106
Issuance of common stock upon the vesting and settlement of restricted stock units	3,484	—	(7)	—	—	(7)
Issuance of common stock under employee share purchase plan	458	—	8,558	—	—	8,558
Stock-based compensation expense	—	—	99,275	—	—	99,275
Net unrealized losses on marketable securities	—	—	—	(1,015)	—	(1,015)
Foreign currency translation adjustments	—	—	—	571	—	571
Net loss	—	—	—	—	(132,882)	(132,882)
Balances at July 31, 2023	219,606	$2	$1,706,006	$(1,317)	$(1,370,438)	$334,253

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) - CONTINUED
(in thousands)
(unaudited)

	Six Months Ended July 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at January 31, 2022	188,298	$2	$1,034,252	$(626)	$(829,788)	$203,840
Issuance of common stock upon the exercise of options	1,278	—	3,629	—	—	3,629
Vesting of early exercised stock options	—	—	461	—	—	461
Issuance of common stock upon the vesting and settlement of restricted stock units	1,737	—	—	—	—	—
Issuance of common stock under employee share purchase plan	353	—	9,156	—	—	9,156
Stock-based compensation expense	—	—	87,900	—	—	87,900
Net unrealized losses on marketable securities	—	—	—	(205)	—	(205)
Foreign currency translation adjustments	—	—	—	(823)	—	(823)
Net loss	—	—	—	—	(211,837)	(211,837)
Balances at July 31, 2022	191,666	$2	$1,135,398	$(1,654)	$(1,041,625)	$92,121

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2023	2022
Cash flows from operating activities
Net loss	$(132,882)	$(211,837)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Allowance for expected credit losses	1,389	1,360
Depreciation and amortization	6,876	6,303
Amortization of deferred contract acquisition costs	10,303	6,572
Stock-based compensation expense	97,703	87,843
Net amortization (accretion) of premium (discount) on marketable securities	(932)	57
Non-cash lease expense	10,044	7,368
Impairment of long-lived assets	5,009	—
Amortization of discount on revolving credit facility and term loan issuance costs	60	8
Changes in operating assets and liabilities:
Accounts receivable	14,658	5,203
Prepaid expenses and other current assets	(9,057)	(27,702)
Other assets	1,348	(2,023)
Accounts payable	(3,245)	(1,469)
Accrued expenses and other liabilities	(14,217)	16,483
Deferred revenue	27,536	35,949
Operating lease liabilities	(8,954)	(6,896)
Net cash provided by (used in) operating activities	5,639	(82,781)
Cash flows from investing activities
Purchases of marketable securities	(139,294)	(72,218)
Maturities of marketable securities	18,141	55,890
Purchases of property and equipment	(5,966)	(1,683)
Capitalized internal-use software costs	(2,348)	(70)
Net cash used in investing activities	(129,467)	(18,081)
Cash flows from financing activities
Repayment of term loan	(1,875)	(1,667)
Repurchases of common stock	—	(2)
Proceeds from exercise of stock options	3,073	3,647
Proceeds from employee stock purchase plan	8,558	9,156
Taxes paid related to net share settlement of equity awards	(7)	—
Net cash provided by financing activities	9,749	11,134
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	1,213	(718)
Net decrease in cash, cash equivalents, and restricted cash	(112,866)	(90,446)
Cash, cash equivalents, and restricted cash
Beginning of period	526,563	240,403
End of period	$413,697	$149,957

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2023	2022
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$413,697	$148,458
Restricted cash	—	1,499
Total cash, cash equivalents, and restricted cash	$413,697	$149,957

Supplemental cash flow data
Cash paid for income taxes	$2,426	$2,517
Supplemental non-cash investing and financing information
Purchase of property and equipment in accounts payable and accrued expenses	$1,082	$826

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
The Company grants credit to customers in the normal course of business. For the three and six months ended July 31, 2023 and July 31, 2022, there were no individual customers that accounted for 10% or more of the Company’s revenues. No customer accounted for more than 10% of accounts receivable as of July 31, 2023 or January 31, 2023.
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
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset groups may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company recorded an impairment charge of $5.0 million during the three and six months ended July 31, 2023,

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
related to the right-of-use (“ROU”) assets and underlying property and equipment associated with its subleased office spaces further described in Note 8. Leases to the condensed consolidated financial statements.
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
Note 3.    Revenues
Deferred Revenue and Remaining Performance Obligations
The Company recognized $65.6 million and $50.2 million of revenues during the three months ended July 31, 2023 and 2022, respectively, that were included in the deferred revenue balances at January 31, 2023 and 2022, respectively. The Company recognized $166.1 million and $124.2 million of revenues during the six months ended July 31, 2023 and 2022, respectively, that were included in the deferred revenue balances at January 31, 2023 and 2022, respectively.
Deferred revenue that will be recognized within the next twelve months is recorded as current deferred revenue, and the remaining portion is recorded as noncurrent. As of July 31, 2023, the Company's remaining performance obligations from subscription contracts was $333.4 million, of which the Company expects to recognize approximately 86% as revenues over the next 12 months and the remainder thereafter.
Deferred Contract Acquisition Costs
Deferred contract acquisition costs are amortized over a period of benefit of three years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in the software-as-a-service industry.
The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Beginning balance	$37,338	$25,807	$36,583	$22,771
Capitalization of contract acquisition costs	6,430	5,947	12,056	12,028
Amortization of deferred contract acquisition costs	(5,432)	(3,527)	(10,303)	(6,572)
Ending balance	$38,336	$28,227	$38,336	$28,227

Deferred contract acquisition costs, current	$20,110	$13,724	$20,110	$13,724
Deferred contract acquisition costs, noncurrent	18,226	14,503	18,226	14,503
Total deferred contract acquisition costs	$38,336	$28,227	$38,336	$28,227
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 4.    Fair Value Measurements
The following table summarizes, for assets and liabilities measured at fair value, the respective fair value and classification by level of input within the fair value hierarchy (in thousands):

	July 31, 2023
	Level 1	Level 2	Level 3	Total
Current Assets
Cash equivalents
Money market funds	$275,484	$—	$—	$275,484
Total cash equivalents	$275,484	$—	$—	$275,484
Marketable securities
U.S. government agency securities	$106,541	$—	$—	$106,541
Corporate bonds	—	17,268	—	17,268
Total marketable securities	$106,541	$17,268	$—	$123,809
Total assets	$382,025	$17,268	$—	$399,293

	January 31, 2023
	Level 1	Level 2	Level 3	Total
Current Assets
Cash equivalents
Money market funds	$289,001	$—	$—	$289,001
Total cash equivalents	$289,001	$—	$—	$289,001
Marketable securities
Corporate bonds	$—	$2,739	$—	$2,739
Total marketable securities	$—	$2,739	$—	$2,739
Total assets	$289,001	$2,739	$—	$291,740

The following table summarizes the Company's investments in marketable securities on the condensed consolidated balance sheets (in thousands):

	July 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current Assets
U.S. government agency securities	$107,428	$—	$(887)	$106,541
Corporate bonds	17,401	8	(141)	17,268
Total marketable securities	$124,829	$8	$(1,028)	$123,809

	January 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current Assets
Corporate bonds	$2,744	$—	$(5)	$2,739
Total marketable securities	$2,744	$—	$(5)	$2,739

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table presents the contractual maturities of the Company’s marketable securities as of July 31, 2023 (in thousands):

	July 31, 2023
	Amortized Cost	Estimated Fair Value
Due within one year	$39,428	$39,302
Due within one to three years	85,401	84,507
Total	$124,829	$123,809
The Company periodically evaluates its investments for expected credit losses. The unrealized losses on the available-for-sale securities were primarily due to unfavorable changes in interest rates subsequent to the initial purchase of these securities. Gross unrealized losses of the Company’s available-for-sale securities that have been in a continuous unrealized loss position for twelve months or longer were immaterial as of July 31, 2023 and January 31, 2023. The Company expects to recover the full carrying value of its available-for-sale securities in an unrealized loss position as it does not intend or anticipate a need to sell these securities prior to recovering the associated unrealized losses. The Company also expects any credit losses would be immaterial based on the high-grade credit rating for each of such available-for-sale securities. As a result, the Company does not consider any portion of the unrealized losses as of July 31, 2023 or January 31, 2023 to represent credit losses.
In April 2020 and November 2022, the Company entered into credit agreements (the “April 2020 Senior Secured Term Loan” and “November 2022 Senior Secured Credit Facility” as defined in Note 6. Debt) with Silicon Valley Bank (“SVB”). The fair values of the credit facilities approximated their carrying values as of July 31, 2023 and January 31, 2023. On March 27, 2023, First Citizens BancShares, Inc. announced that it entered into an agreement to purchase assets and liabilities of SVB, inclusive of the November 2022 Senior Secured Credit Facility.
Note 5.    Balance Sheet Components
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	July 31, 2023	January 31, 2023
Leasehold improvements	$100,590	$98,264
Capitalized internal-use software	18,783	15,005
Furniture and fixtures	11,719	10,325
Desktop and other computer equipment	1,969	1,804
Construction in progress	19	652
Total gross property and equipment	133,080	126,050
Less: Accumulated depreciation and amortization	(35,142)	(31,066)
Total property and equipment, net	$97,938	$94,984

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Depreciation and amortization expense was $3.6 million and $3.2 million for the three months ended July 31, 2023 and 2022, respectively, and $6.9 million and $6.3 million for the six months ended July 31, 2023 and 2022, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	July 31, 2023	January 31, 2023
Prepaid expenses	$22,401	$25,134
Deferred contract acquisition costs, current	20,110	18,049
Other current assets	4,719	5,543
Total prepaid expenses and other current assets	$47,230	$48,726
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	July 31, 2023	January 31, 2023
Accrued payroll liabilities	$16,558	$22,336
Accrued taxes for fringe benefits	10,139	8,064
Accrued sales and value-added taxes	9,938	13,347
Accrued advertising expenses	5,210	10,565
Accrued consulting expenses	3,439	4,076
Other liabilities	22,188	25,100
Total accrued expenses and other current liabilities	$67,472	$83,488
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
Pursuant to the terms of the November 2022 Senior Secured Credit Facility, the Company may issue letters of credit which may reduce the total amount available for borrowing under the revolving credit facility. Additionally, the Company is required to pay an annual commitment fee that accrues at a rate of 0.15% per annum on the unused portion of the borrowing commitments under the revolving credit facility. The Company had an aggregate of $23.0 million of letters of credit outstanding under the revolving credit facility as of July 31, 2023, and the Company’s total available borrowing capacity under the revolving credit facility was $77.0 million as of July 31, 2023.
As of July 31, 2023, $50.0 million was drawn and $48.1 million was outstanding under the November 2022 Senior Secured Credit Facility. As of July 31, 2023, the Company was in compliance with all financial covenants.
In conjunction with the close of the November 2022 Senior Secured Credit Facility, the Company paid upfront issuance fees of $0.4 million. The upfront fees are amortized over the remaining term of the agreement. The Company had $0.2 million remaining of upfront issuance fees allocated to the revolving credit facility presented in the Company’s consolidated balance sheet within other assets.
The net carrying amounts of the credit facilities were as follows (in thousands):

	July 31, 2023	January 31, 2023
Principal	$48,125	$50,000
Accrued interest	272	218
Unamortized loan issuance costs	(156)	(179)
Net carrying amount	$48,241	$50,039

Credit facilities, current	$2,772	$3,343
Credit facilities, noncurrent	$45,469	$46,696
Note 7.     Commitments and Contingencies
Standby Letters of Credit
As of July 31, 2023, the Company had several letters of credit outstanding related to its operating leases totaling $23.0 million. The letters of credit expire at various dates between 2025 and 2034.
Purchase Commitments
In January 2021, the Company entered into a 60-month contract with Amazon Web Services for hosting-related services. Pursuant to the terms of the contract, the Company is required to spend a minimum of $103.5 million over the term of the agreement. The commitment may be offset by up to $7.3 million in additional credits subject to the Company meeting certain conditions of the agreement, all of which have been earned as of July 31, 2023. As of July 31, 2023, the Company had purchase commitments remaining of $49.7 million under this contract.
During the six months ended July 31, 2023, other than certain non-cancelable operating leases described in Note 8. Leases and the commitment for hosting-related services described above, there have been no other material changes outside the ordinary course of business to the Company's contractual obligations and commitments from those disclosed in the Annual Report.
Indemnification Agreements
The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against any liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual.
Additionally, in the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which it agrees to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
to be provided by the Company, or from intellectual property infringement claims made by third parties. For the six months ended July 31, 2023 and 2022, no demands have been made upon the Company to provide indemnification under such agreements, and there are no claims that the Company is aware of that could have a material adverse effect on its financial position, results of operations, or cash flows.
Contingencies
From time to time in the normal course of business, the Company may be subject to various claims and other legal matters arising in the ordinary course of business. As of July 31, 2023, the Company believes that none of its current legal proceedings would have a material adverse effect on its financial position, results of operations, or cash flows.
Note 8.     Leases
The Company leases real estate facilities under non-cancelable operating leases with various expiration dates through fiscal 2034. The Company has no lease agreements that are classified as finance leases.
Future minimum lease payments (net of tenant improvement receivables) under non-cancelable operating leases with initial lease terms in excess of one year included in the Company’s lease liabilities as of July 31, 2023 are as follows (in thousands):

Fiscal year ending January 31,	Operating Lease Payments (Net)
2024	$18,567
2025	38,379
2026	37,275
2027	38,075
2028 and thereafter	238,501
Total undiscounted operating lease payments	$370,797
Less: imputed interest	(131,276)
Total operating lease liabilities	$239,521
During the three and six months ended July 31, 2023, the Company executed a sublease for a portion of its corporate office space in San Francisco, California. Future minimum sublease rental income under the sublease, net of incentives, is approximately $8.8 million. The Company evaluated the associated asset group for impairment, which included the ROU assets and underlying property and equipment for the lease. The Company compared the expected future undiscounted cash flows to the carrying value and determined the respective asset group was not recoverable. The Company calculated the fair value based on the present value of the estimated cash flows from the sublease for the remaining lease term and compared the estimated fair value to its carrying value, which resulted in a $5.0 million consolidated impairment charge. The fair value of the operating lease ROU assets and associated property and equipment was estimated as of the sublease execution date using level 3 inputs based on an income approach by converting future sublease cash inflows and outflows to a single present value. Estimated cash flows were discounted at a rate commensurate with the inherent risks associated with the asset group to arrive at an estimate of fair value. The impairment charge was included in general and administrative expenses in the condensed consolidated statements of operations.
As of July 31, 2023, the Company has an operating sublease for office space that has not yet commenced with undiscounted cash flows of $8.8 million. This sublease is expected to commence in the third quarter of fiscal 2024 with a lease term of five years.
As of July 31, 2023, the Company has commitments of $2.4 million for operating leases that have not yet commenced, and therefore are not included in the right-of-use asset or operating lease liabilities. The foregoing operating leases will commence in the third quarter of fiscal 2024, each with lease terms of two years or less.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Numerator:
Net loss	$(71,414)	$(112,969)	$(132,882)	$(211,837)
Denominator:
Weighted-average shares used in calculating net loss per share, basic and diluted	219,004	191,352	217,730	190,486
Net loss per share, basic and diluted	$(0.33)	$(0.59)	$(0.61)	$(1.11)
The potential shares of common stock that were excluded from the computation of diluted net loss per share for the period presented because including them would have been anti-dilutive are as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Stock options	10,541	12,861	10,541	12,861
Restricted stock units	19,312	11,731	19,312	11,731
Early exercised stock options	—	91	—	91
Shares issuable pursuant to the 2020 Employee Stock Purchase Plan	310	432	310	432
Total	30,163	25,115	30,163	25,115

Note 10. Stockholders’ Deficit
Common Stock
There are two classes of common stock that total 1,500,000,000 authorized shares: 1,000,000,000 authorized shares of Class A common stock and 500,000,000 authorized shares of Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 10 votes per share and is convertible into one share of Class A common stock. There were 134,116,846 shares of Class A common stock and 85,489,359 shares of Class B common stock issued and outstanding as of July 31, 2023. There were 128,803,395 shares of Class A common stock and 85,489,359 shares of Class B common stock outstanding as of January 31, 2023.
All changes in the number of shares of common stock outstanding for the three and six months ended July 31, 2023 and 2022, were related to changes in Class A common stock.
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

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
Shares of common stock purchased under the 2012 Plan are subject to certain restrictions and repurchase rights.
Stock Options
Option activity under the Company’s combined stock plans is set forth below (in thousands, except years and per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balances at January 31, 2023	11,941	$2.96	5.1	$149,738
Options granted	—	—
Options exercised	(1,371)	2.24
Options cancelled	(29)	6.49
Balances at July 31, 2023	10,541	$3.04	4.7	$223,842
Vested and exercisable at July 31, 2023	10,120	$3.00	4.7	$215,302
Vested and expected to vest at July 31, 2023	10,541	$3.04	4.7	$223,850
The total intrinsic value of options exercised during the periods presented was as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Aggregate intrinsic value of options exercised (in thousands)	$12,186	$7,842	$26,293	$41,055
Early Exercise of Employee Options
The 2009 Plan and 2012 Plan allow for the early exercise of stock options. The consideration received for an early exercise of an option is considered to be a deposit of the exercise price, and the related dollar amount is recorded as a liability and reflected in accrued expenses and other current liabilities and other liabilities in the

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
condensed consolidated balance sheets. This liability is reclassified to additional paid-in capital as the awards vest. If a stock option is early exercised, the unvested shares may be repurchased by the Company in case of employment termination at the price paid by the purchaser for such shares. Shares that were subject to repurchase totaled 384 and 90,531 at July 31, 2023 and 2022, respectively.
Restricted Stock Units
The Company’s RSU activity is set forth below (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested RSUs at January 31, 2023	14,591	$27.75	$226,145
RSUs granted	9,883	19.88
RSUs vested	(3,605)	26.61
RSUs cancelled/forfeited	(1,557)	29.03
Unvested RSUs at July 31, 2023	19,312	$23.83	$468,895
RSUs vested, not yet released at July 31, 2023	978	$39.65
Stock-Based Compensation Expense
Stock-based compensation for stock-based awards to employees and non-employees in the Company’s condensed consolidated statements of operations for the periods below were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Cost of revenues	$442	$418	$764	$739
Research and development	31,047	24,447	54,544	45,576
Sales and marketing	16,321	15,521	27,854	28,010
General and administrative	8,395	7,548	14,541	13,518
Total stock-based compensation expense	$56,205	$47,934	$97,703	$87,843
The stock-based compensation expense related to options granted to non-employees for the three and six months ended July 31, 2023 and 2022 were not material.
Total unrecognized compensation costs related to unvested awards not yet recognized under all equity compensation plans was as follows:

	July 31, 2023
	Unrecognized Expense (in thousands)	Weighted-Average Expected Recognition Period (in years)
Stock options	$814	2.6
RSUs	426,789	3.1
Total unrecognized stock-based compensation expense	$427,603	3.1
2020 Employee Stock Purchase Plan
In September 2020, the Board of Directors adopted and approved the 2020 Employee Stock Purchase Plan (“ESPP”), which became effective on the effective date of the Company's registration statement on Form S-1 filed with the SEC in connection with the Direct Listing. The ESPP initially reserved and authorized the issuance of up to a total of 2,000,000 shares of Class A common stock to participating employees. The number of shares reserved under the ESPP was automatically increased on February 1, 2021 to 3,614,801 shares of Class A common stock, to 5,497,785 on February 1, 2022, and to 7,640,712 on February 1, 2023 pursuant to the evergreen provisions of the ESPP.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Subject to any limitations contained therein, the ESPP allows eligible participants to contribute, through payroll deductions, up to 15% of their eligible compensation to purchase shares of the Company’s Class A common stock at a purchase price equal to 85% of the fair market value of the Class A common stock on either the first day of the offering period or the purchase date, whichever fair market value is lower. The ESPP generally provides for consecutive 24-month offering periods, each consisting of four separate consecutive purchase periods of approximately six months in length. The ESPP also includes a two year look back in purchase price, including a reset feature. The reset feature is triggered if the price on the date of purchase is less than the price on the first day of the offering period.
The Company recognized stock-based compensation expense related to the ESPP of $2.8 million and $1.8 million during the three months ended July 31, 2023 and 2022, respectively, and $3.3 million and $3.7 million during six months ended July 31, 2023 and 2022, respectively. As of July 31, 2023 and January 31, 2023, $5.8 million and $6.9 million, respectively, have been withheld in contributions from employees. As of July 31, 2023, total unrecognized compensation cost related to the ESPP was $7.8 million, which will be amortized over a weighted average vesting term of 1.1 years.
Note 11.    Interest Income and Other Income (Expense), Net
Interest income and other income (expense), net consist of the following (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Interest income	$4,623	$551	$9,615	$743
Unrealized gains (losses) on foreign currency transactions	(283)	252	416	(391)
Other non-operating expense	(175)	(967)	(200)	(1,862)
Total interest income and other income (expense), net	$4,165	$(164)	$9,831	$(1,510)
Other non-operating expense consists primarily of realized foreign currency gains and losses on transactions in the periods presented.
Note 12.    Income Taxes
The Company's income tax expense was $1.2 million and $1.2 million for the three months ended July 31, 2023 and 2022, respectively, and $2.1 million and $2.2 million for the six months ended July 31, 2023 and 2022, respectively, primarily due to income taxes in foreign jurisdictions.
Note 13.    Geographic Information
The following tables set forth revenues and long-lived assets, including operating lease ROU assets, by geographic area for the periods presented below (in thousands):
Revenues

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
United States	$99,222	$81,395	$192,215	$152,624
International	63,233	53,501	122,651	102,918
Total revenues	$162,455	$134,896	$314,866	$255,542
Revenues by geography are based on the billing address of the customer.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Long-Lived Assets

	July 31, 2023	January 31, 2023
United States	$278,116	$265,582
International	4,934	5,591
Total long-lived assets	$283,050	$271,173
Note 14.     Restructuring
On November 15, 2022, the Company authorized a plan to reduce its global headcount by approximately 9%. This plan was adopted as part of a restructuring intended to improve operational efficiencies and operating costs and better align the Company’s workforce with current business needs, top strategic priorities, and key growth opportunities.
The Company has completed payments associated with these restructuring charges in the six months ended July 31, 2023 and did not incur any restructuring costs during the three and six months ended July 31, 2023 and 2022. The following table summarizes the Company’s restructuring liabilities (in thousands):

Restructuring Liability
Beginning balance as of February 1, 2023	$873
Charges (benefit)	(147)
Payments	(707)
Foreign currency translation adjustment	(19)
Ending balance as of July 31, 2023	$—
Note 15.    Related Party Transactions
The Company has entered into an advertising agreement with a company affiliated with a Board member of the Company. Expenses under this agreement totaled $0.2 million and $0.6 million during the three months ended July 31, 2023 and 2022, respectively, and $0.5 million and $1.0 million during the six months ended July 31, 2023 and 2022, respectively.
The Company has entered into an advertising agreement with a company affiliated with a Board member of the Company. Expenses under this agreement totaled $0.5 million and $1.2 million during the three months ended July 31, 2023 and 2022, respectively, and $1.0 million and $1.8 million during the six months ended July 31, 2023 and 2022, respectively.

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
As of July 31, 2023, we had 20,782 customers spending over $5,000 who contributed approximately 74% and 73% of revenues for the three and six months then ended, respectively. As of July 31, 2022, we had 18,040 customers spending over $5,000 who contributed approximately 72% and 71% of revenues for the three and six months then ended, respectively.

As of July 31, 2023 and 2022, we had 553 and 462 customers, respectively, spending over $100,000.
Dollar-based Net Retention Rate
We expect to derive a portion of our revenue growth from expansion within our existing customer base, where we have an opportunity to expand adoption of Asana across teams, departments, and organizations. We believe that our dollar-based net retention rate demonstrates our opportunity to further expand within our existing customer base, particularly those that generate higher levels of annual revenues.
Our reported dollar-based net retention rate equals the simple arithmetic average of our quarterly dollar-based net retention rate for the four quarters ending with the most recent fiscal quarter. We calculate our dollar-based net retention rate by comparing our revenues from the same set of customers in a given quarter, relative to the comparable prior-year period. To calculate our dollar-based net retention rate for a given quarter, we start with the revenues in that quarter from customers that generated revenues in the same quarter of the prior year. We then divide that amount by the revenues attributable to that same group of customers in the prior-year quarter. Current period revenues include any upsells and are net of contraction or attrition over the trailing 12 months, but exclude revenues from new customers in the current period. We expect our dollar-based net retention rate to fluctuate in future periods due to a number of factors, including the expected growth of our revenue base, the level of penetration within our customer base, our ability to retain our customers, and the macroeconomic environment.
As of July 31, 2023 and 2022, our dollar-based net retention rate was over 105% and over 120%, respectively. As of July 31, 2023 and 2022, our dollar-based net retention rate for customers spending over $5,000 on an annualized basis was over 110% and over 130%, respectively. As of July 31, 2023 and 2022, our dollar-based net retention rate for customers spending over $100,000 on an annualized basis was over 125% and over 145%, respectively.
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(in thousands)
Revenues	$162,455	$134,896	$314,866	$255,542
Cost of revenues (1)	16,232	13,756	31,079	26,194
Gross profit	146,223	121,140	283,787	229,348
Operating expenses:
Research and development (1)	84,371	75,233	160,687	140,438
Sales and marketing (1)	96,448	110,392	189,685	206,515
General and administrative (1)	38,787	46,787	72,043	89,899
Total operating expenses	219,606	232,412	422,415	436,852
Loss from operations	(73,383)	(111,272)	(138,628)	(207,504)
Interest income and other income (expense), net	4,165	(164)	9,831	(1,510)
Interest expense	(968)	(311)	(1,935)	(668)
Loss before provision for income taxes	(70,186)	(111,747)	(130,732)	(209,682)
Provision for income taxes	1,228	1,222	2,150	2,155
Net loss	$(71,414)	$(112,969)	$(132,882)	$(211,837)
__________________
(1)Amounts include stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(in thousands)
Cost of revenues	$442	$418	$764	$739
Research and development	31,047	24,447	54,544	45,576
Sales and marketing	16,321	15,521	27,854	28,010
General and administrative	8,395	7,548	14,541	13,518
Total stock-based compensation expense	$56,205	$47,934	$97,703	$87,843

The following table sets forth the components of our statements of operations data, for each of the periods presented, as a percentage of revenues.

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(percent of revenues)
Revenues	100%	100%	100%	100%
Cost of revenues	10	10	10	10
Gross margin	90	90	90	90
Operating expenses:
Research and development	52	56	51	55
Sales and marketing	59	82	60	81
General and administrative	24	35	23	35
Total operating expenses	135	172	134	171
Loss from operations	(45)	(82)	(44)	(81)
Interest income and other income (expense), net	3	*	3	*
Interest expense	*	*	*	*
Loss before provision for income taxes	(43)	(83)	(42)	(82)
Provision for income taxes	*	*	*	*
Net loss	(44)%	(84)%	(42)%	(83)%
_______________
* Less than 1%
Note: Certain figures may not sum due to rounding.
Comparison of Three Months Ended July 31, 2023 to Three Months Ended July 31, 2022
Revenues

	Three Months Ended July 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Revenues	$162,455	$134,896	$27,559	20%
Revenues increased $27.6 million, or 20%, during the three months ended July 31, 2023 compared to the three months ended July 31, 2022. The increase in revenues was due to the addition of new paying customers, a continued shift in our sales mix toward our higher priced subscription plans, such as Enterprise and Business plans, and revenues generated from our existing paying customers expanding their use of our solution as reflected by our dollar-based net retention rate of over 105% as of July 31, 2023.
Cost of Revenues and Gross Margin

	Three Months Ended July 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Cost of revenues	$16,232	$13,756	$2,476	18%
Gross margin	90%	90%
Cost of revenues increased $2.5 million, or 18%, during the three months ended July 31, 2023 compared to the three months ended July 31, 2022. The increase was primarily due to an increase of $2.1 million in third-party hosting costs and related monitoring as we increased capacity to support customer usage and growth of our customer base and an increase of $0.5 million in credit card processing fees, partially offset by a decrease of $0.3 million in personnel-related costs.

Our gross margin stayed consistent during the three months ended July 31, 2023 compared to the three months ended July 31, 2022.
Operating Expenses

	Three Months Ended July 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Research and development	$84,371	$75,233	$9,138	12%
Sales and marketing	96,448	110,392	(13,944)	(13)%
General and administrative	38,787	46,787	(8,000)	(17)%
Total operating expenses	$219,606	$232,412	$(12,806)	(6)%
Research and Development
Research and development expenses increased $9.1 million, or 12%, during the three months ended July 31, 2023 compared to the three months ended July 31, 2022. The increase was primarily due to $9.9 million in personnel-related costs due to increased headcount and an increase of $1.3 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure, partially offset by an increase of $2.5 million in capitalized software.
Sales and Marketing
Sales and marketing expenses decreased $13.9 million, or 13%, during the three months ended July 31, 2023 compared to the three months ended July 31, 2022. The decrease was primarily due to a decrease of $12.4 million in fees to marketing vendors, a decrease of $0.7 million in fees to third party support vendors, a decrease of $0.6 million in personnel-related costs, and a decrease of $0.5 million in allocated overhead costs, partially offset by an increase of $0.4 million in travel and entertainment costs.
General and Administrative
General and administrative expenses decreased $8.0 million, or 17%, during the three months ended July 31, 2023 compared to the three months ended July 31, 2022. The decrease was primarily due to a decrease of $5.5 million in personnel-related costs, a decrease of $2.9 million in fees to third party support vendors, a decrease of $1.4 million in allocated overhead costs, and a decrease of $0.8 million in professional services, partially offset by an increase of $2.6 million in other operating expenses comprised primarily of an increase of $5.0 million for impairment of lease-related assets, a decrease of $1.6 million in value-added tax expense, and a decrease of $0.5 million in insurance expenses.
Interest Income, Interest Expense, and Other Income (Expense), Net

	Three Months Ended July 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Interest income and other income (expense), net	$4,165	$(164)	$4,329	(2,640)%
Interest expense	(968)	(311)	(657)	211%
Interest income and other income (expense), net increased $4.3 million during the three months ended July 31, 2023 compared to the three months ended July 31, 2022, primarily due to an increase in interest income on marketable securities. Interest expense increased by $0.7 million during the three months ended July 31, 2023 compared to the three months ended July 31, 2022, primarily due to an increase in interest rates and average loan balance.

Comparison of Six Months Ended July 31, 2023 to Six Months Ended July 31, 2022
Revenues

	Six Months Ended July 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Revenues	$314,866	$255,542	$59,324	23%
Revenues increased $59.3 million, or 23%, during the six months ended July 31, 2023 compared to the six months ended July 31, 2022. The increase in revenues was due to the addition of new paying customers, a continued shift in our sales mix toward our higher priced subscription plans, such as Enterprise and Business plans, and revenues generated from our existing paying customers expanding their use of our solution as reflected by our dollar-based net retention rate of over 105% as of July 31, 2023.
Cost of Revenues and Gross Margin

	Six Months Ended July 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Cost of revenues	$31,079	$26,194	$4,885	19%
Gross margin	90%	90%
Cost of revenues increased $4.9 million, or 19%, during the six months ended July 31, 2023 compared to the six months ended July 31, 2022. The increase was primarily due to an increase of $3.6 million in third-party hosting costs and related monitoring as we increased capacity to support customer usage and growth of our customer base and an increase of $1.2 million in credit card processing fees.
Our gross margin stayed consistent during the six months ended July 31, 2023 compared to the six months ended July 31, 2022.
Operating Expenses

	Six Months Ended July 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Research and development	$160,687	$140,438	$20,249	14%
Sales and marketing	189,685	206,515	(16,830)	(8)%
General and administrative	72,043	89,899	(17,856)	(20)%
Total operating expenses	$422,415	$436,852	$(14,437)	(3)%
Research and Development
Research and development expenses increased $20.2 million, or 14%, during the six months ended July 31, 2023 compared to the six months ended July 31, 2022. The increase was primarily due to $19.1 million in personnel-related costs due to increased headcount and an increase of $4.6 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure, partially offset by an increase of $3.7 million in capitalized software development costs.
Sales and Marketing
Sales and marketing expenses decreased $16.8 million, or 8%, during the six months ended July 31, 2023 compared to the six months ended July 31, 2022. The decrease was primarily due to a decrease of $19.8 million in fees to marketing vendors and a decrease of $0.9 million in fees to third party support vendors, partially offset by an increase of $2.7 million in travel and entertainment costs, an increase of $0.6 million in personnel-related costs, and an increase of $0.6 million in allocated overhead costs.

General and Administrative
General and administrative expenses decreased $17.9 million, or 20%, during the six months ended July 31, 2023 compared to the six months ended July 31, 2022. The decrease was primarily due to a decrease of $8.3 million in personnel-related costs, a decrease of $3.8 million in fees to third party support vendors, a decrease of $2.4 million in professional services, a decrease of $2.4 million in allocated overhead costs and a decrease of $1.0 million in other operating expenses comprised of a decrease of $5.0 million in value-added tax expense, a decrease of $1.0 million in insurance expenses, and an increase of $5.0 for impairment of lease-related assets.
Interest Income, Interest Expense, and Other Income (Expense), Net

	Six Months Ended July 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Interest income and other income (expense), net	$9,831	$(1,510)	$11,341	(751)%
Interest expense	(1,935)	(668)	(1,267)	190%
Interest income and other income (expense), net increased $11.3 million during the six months ended July 31, 2023 compared to the six months ended July 31, 2022, due to an increase of $8.9 million in interest income on marketable securities and an increase of $2.4 million in gains on foreign currency transactions. Interest expense increased by $1.3 million during the six months ended July 31, 2023 compared to the six months ended July 31, 2022, primarily due to an increase in interest rates and average loan balance.
Non-GAAP Financial Measures
The following tables present certain non-GAAP financial measures for each period presented below. In addition to our results determined in accordance with GAAP, we believe these non-GAAP financial measures are useful in evaluating our operating performance. See below for a description of the non-GAAP financial measures and their limitations as an analytical tool.

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(in thousands)
Non-GAAP loss from operations	$(10,365)	$(62,627)	$(32,639)	$(117,343)
Non-GAAP net loss	$(8,396)	$(64,324)	$(26,893)	$(121,676)
Free cash flow	$14,605	$(42,283)	$(1,968)	$(84,532)
Non-GAAP Loss From Operations and Non-GAAP Net Loss
We define non-GAAP loss from operations as loss from operations plus stock-based compensation expense and the related employer payroll tax associated with restricted stock units, or RSUs, impairment of long-lived assets, as well as non-recurring costs, such as restructuring costs. The amount of employer payroll tax-related items on employee stock transactions is dependent on our stock price and other factors that are beyond our control and that do not correlate to the operation of the business. When evaluating the performance of our business and making operating plans, we do not consider these items (for example, when considering the impact of equity award grants, we place a greater emphasis on overall stockholder dilution rather than the accounting charges associated with such grants). We believe it is useful to exclude these expenses in order to better understand the long-term performance of our core business, to facilitate comparison of our results to those of peer companies, and to facilitate comparison over multiple periods.
We define non-GAAP net loss as net loss plus stock-based compensation expense and the related employer payroll tax associated with RSUs, impairment of long-lived assets and non-recurring costs such as restructuring costs.
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
The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.
Non-GAAP Loss From Operations

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(in thousands)
Loss from operations	$(73,383)	$(111,272)	$(138,628)	$(207,504)
Add:
Stock-based compensation and related employer payroll tax associated with RSUs	58,009	48,645	101,127	90,161
Impairment of long-lived assets	5,009	—	5,009	—
Restructuring costs	—	—	(147)	—
Non-GAAP loss from operations	$(10,365)	$(62,627)	$(32,639)	$(117,343)

Non-GAAP Net Loss

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(in thousands)
Net loss	$(71,414)	$(112,969)	$(132,882)	$(211,837)
Add:
Stock-based compensation and related employer payroll tax associated with RSUs	58,009	48,645	101,127	90,161
Impairment of long-lived assets	5,009	—	5,009	—
Restructuring costs	—	—	(147)	—
Non-GAAP net loss	$(8,396)	$(64,324)	$(26,893)	$(121,676)

Free Cash Flow

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(in thousands)
Net cash provided by (used in) investing activities	$10,899	$(5,990)	$(129,467)	$(18,081)
Net cash provided by financing activities	$18	$417	$9,749	$11,134
Net cash provided by (used in) operating activities	$20,232	$(41,648)	$5,639	$(82,781)
Less:
Purchases of property and equipment	(4,100)	(635)	(5,966)	(1,683)
Capitalized internal-use software costs	(1,527)	—	(2,348)	(70)
Add:
Restructuring costs paid	—	—	707	—
Purchases of property and equipment for build-out of corporate headquarters	—	—	—	2
Free cash flow	$14,605	$(42,283)	$(1,968)	$(84,532)
Liquidity and Capital Resources
Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock and common stock, the issuance of senior mandatory convertible promissory notes in January and June 2020 to a trust affiliated with our CEO, cash generated from the sale of subscriptions to our platform, and financing activities including the private placement transaction with our CEO. We have generated losses from our operations as reflected in our accumulated deficit of $1,370.4 million as of July 31, 2023, positive cash flows from operating activities for the six months ended July 31, 2023, and negative cash flows from operating activities for the six months ended July 31, 2022.
As of July 31, 2023, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $537.5 million.
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
As of July 31, 2023, under the November 2022 Senior Secured Credit Facility there was $50.0 million drawn and $48.1 million was outstanding under the term loan, no amounts outstanding under the revolving credit facility and an aggregate $23.0 million in letters of credit issued under the credit sub-facility. Our total available borrowing capacity under the revolving credit facility was $77.0 million as of July 31, 2023.
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
A substantial source of our cash provided by operating activities is our customer billings for subscription to our platform. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is included on our condensed consolidated balance sheets as a liability and is recorded as revenues over the term of the subscription agreement. As of July 31, 2023, we had $261.1 million of deferred revenue, of which $254.9 million was recorded as a current liability. This deferred revenue will be recognized as revenues when all of the revenue recognition criteria are met.
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
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended July 31,
	2023	2022

	(in thousands)
Net cash provided by (used in) operating activities	$5,639	$(82,781)
Net cash used in investing activities	(129,467)	(18,081)
Net cash provided by financing activities	9,749	11,134

Operating Activities
Our largest source of operating cash is cash collection from sales of subscriptions to our paying customers. Our primary uses of cash from operating activities are for personnel-related expenses, marketing expenses, and third-party hosting-related and software expenses. Historically, we have generated negative cash flows from operating activities and have supplemented working capital requirements through net proceeds from the sale of equity and equity-linked securities; however, during the six months ended July 31, 2023, we generated positive cash flows from operating activities.
Net cash provided by operating activities of $5.6 million for the six months ended July 31, 2023 reflects our net loss of $132.9 million, adjusted by non-cash items such as stock-based compensation expense of $97.7 million, amortization of deferred contract acquisition costs of $10.3 million, non-cash lease expense of $10.0 million, depreciation and amortization of $6.9 million, impairment of long-lived assets of $5.0 million, provision for expected credit losses of $1.4 million, and net cash inflows of $8.1 million from changes in our operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities primarily consisted of a $27.5 million increase in deferred revenue, resulting from increased billings for subscriptions, $14.7 million decrease in accounts receivable, and a $1.3 million decrease in other assets. These amounts were partially offset by a $14.2 million decrease in accrued expenses and other liabilities primarily from accrued payroll liabilities and accrued advertising expenses, a $9.1 million increase in prepaid expenses and other current assets related to an increase in deferred contract acquisition costs, a $9.0 million decrease in operating lease liabilities, and a $3.2 million decrease in accounts payable.
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
Investing Activities
Net cash used in investing activities of $129.5 million for the six months ended July 31, 2023 consisted of $139.3 million in purchases of marketable securities, $6.0 million in purchases of property and equipment, and $2.3 million in capitalized internal-use software costs. This was partially offset by $18.1 million in maturities of marketable securities.
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
Financing Activities
Net cash provided by financing activities of $9.7 million for the six months ended July 31, 2023 consisted of $8.6 million in proceeds from our employee stock purchase plan and $3.1 million in proceeds from the exercise of stock options, partially offset by $1.9 million for the repayment of our term loan.
Net cash provided by financing activities of $11.1 million for the six months ended July 31, 2022 consisted of $9.2 million in proceeds from our employee stock purchase plan and $3.6 million in proceeds from the exercise of stock options, partially offset by $1.7 million for the repayment of our term loan.

Contractual Obligations and Commitments
During the six months ended July 31, 2023, there were no material changes in our contractual obligations and other commitments, as disclosed in our Annual Report on Form 10-K filed with the SEC on March 24, 2023.
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
Except for the following, there have been no changes to our critical accounting policies and estimates during the six months ended July 31, 2023 as compared to those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K filed with the SEC on March 24, 2023.
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

Interest Rate Risk
Our cash, cash equivalents, and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds, U.S. government securities, corporate bonds, and commercial paper. As of July 31, 2023 and January 31, 2023, we had cash and cash equivalents of $413.7 million and $526.6 million, respectively, and marketable securities of $123.8 million and $2.7 million, respectively. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. As of July 31, 2023, a hypothetical increase in interest rates by 100 basis points would not have a material impact on our condensed consolidated financial statements.
Any borrowings under the revolving credit facility bear interest at a variable rate tied to the adjusted term SOFR, the prime rate, or the federal funds effective rate. As of July 31, 2023, we had $48.1 million outstanding under the revolving credit facility. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations. As of July 31, 2023, a hypothetical increase of 100 basis points in interest rates would not have a material impact on our condensed consolidated financial statements.
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
As exchange rates may fluctuate significantly between periods, our non-U.S. dollar denominated revenue and operating expenses may also experience significant fluctuations between periods as we convert these to U.S. dollars. Volatile market conditions arising from the macro environment have and may in the future result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar has and may in the future negatively affect our revenue expressed in U.S. dollars. In the six months ended July 31, 2023, 23% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins. We disclose the impact of realized foreign currency gains and losses within Note 11. Interest Income and Other Income (Expense), Net. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the six months ended July 31, 2023 and 2022.

As the impact of foreign currency exchange rates are not projected to be material to our operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 31, 2023. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended July 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•price and package our subscription plans effectively;
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
We have incurred net losses in each fiscal year since our founding. We generated net losses of $132.9 million and $211.8 million for the six months ended July 31, 2023 and 2022, respectively. As of July 31, 2023, we had an accumulated deficit of $1,370.4 million. We do not expect to be profitable in the near future, and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. These losses reflect, among other things, the significant investments we made to develop and commercialize our platform, serve our existing customers, and broaden our customer base.
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
A significant part of our business strategy and culture is to focus on long-term growth and customer success over short-term financial results. For example, in the six months ended July 31, 2023, we decreased our operating expenses to $422.4 million as compared to $436.9 million in the six months ended July 31, 2022. In the six months ended July 31, 2023, our net loss decreased to $132.9 million from $211.8 million in the six months ended July 31, 2022. As a result, in the near and medium term, we may continue to operate at a loss, or our near- and medium-term profitability may be lower than it would be if our strategy were to maximize near- and medium-term profitability.

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
Our November 2022 restructuring may not result in the savings or operational efficiencies anticipated and could result in total costs and expenses that are greater than expected.
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
While we have developed and will continue to develop plans to help mitigate any continuing negative impacts of COVID-19 or other public health crises on our business and operations, these efforts may not be effective. Accordingly, it is not possible for us to predict the duration and extent to which this will affect our business, future results of operations, and financial condition at this time.

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
In addition, we believe that many of our new customers originate from word-of-mouth and other non-paid referrals from existing customers, so we must ensure that our existing customers remain loyal to our platform in order to continue receiving those referrals. Our ability to attract new customers and increase revenues from existing paying customers depends in large part on our ability to continually enhance and improve our platform and the features, integrations, and capabilities we offer, and to introduce compelling new features, integrations, and capabilities that reflect the changing nature of our market in order to maintain and improve the quality and value of our platform. Accordingly, we must continue to invest in research and development and in our ongoing efforts to improve and enhance our platform. The success of any enhancement to our platform depends on several factors, including timely completion and delivery, competitive pricing and packaging, adequate quality testing, integration with new and existing technologies, including artificial intelligence, and overall market acceptance. Any new features, integrations, and capabilities that we develop may not be introduced in a timely or cost-effective manner, may contain errors, failures, vulnerabilities, or bugs, or may not achieve the market acceptance necessary to generate significant revenues. We may have limited insight into the data privacy or security practices of third-party data suppliers for our artificial intelligence algorithms.
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
We operate in a highly competitive industry, and competition presents an ongoing threat to the success of our business. Our ability to compete and ensure our success requires developments in our technology, including the successful deployment of artificial intelligence in our product.
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
We believe that our ability to compete depends upon many factors both within and beyond our control, including the following:
•rapid developments in our technology, including the successful deployment of artificial intelligence in our product;
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
Many of our current and potential competitors may have longer operating histories, greater brand name recognition, stronger and more extensive partner relationships, significantly greater financial, technical, marketing, and other resources, lower labor and development costs, and larger customer bases than we do. These competitors may engage in more extensive research and development efforts, incorporate artificial intelligence or machine learning to more significantly improve their product offerings, undertake more far-reaching marketing campaigns, and adopt more aggressive pricing policies that will allow them to build larger customer bases than we have. In addition, some of our potential customers may elect to develop their own internal applications for their work management needs. Our competitors may also offer their products and services at a lower price, may offer price concessions, delayed payment terms, financing terms, or other terms and conditions that are more enticing to potential customers.

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
For the six months ended July 31, 2023, 39% of our revenues were generated from customers outside the United States. We have operations in multiple cities globally. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. In addition, we will face risks in doing business internationally that could adversely affect our business and results of operations, including:
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
Dustin Moskovitz, our co-founder, President, Chief Executive Officer, Chair, and largest stockholder, beneficially owns a significant percentage of our outstanding Class A common stock and Class B common stock, together, representing a majority of the voting power of our capital stock as of July 31, 2023. Mr. Moskovitz could exert substantial influence over matters requiring approval by our stockholders. This concentration of ownership may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
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
We cannot predict whether our dual class structure will result in a lower or more volatile trading price of our Class A common stock on the NYSE and the LTSE, in adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it would require new constituents of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders. Under such policies, the dual class structure of our common stock may make us ineligible for inclusion in certain indices. As a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices may not invest in our Class A common stock if we are not included and the trading price of our Class A common stock could be adversely affected. Previously, S&P Dow Jones also excluded companies utilizing dual or multi-class capital structures from its indices, including the S&P 500, the S&P MidCap 400, and the S&P SmallCap

600, which together make up the S&P Composite 1500. However, in April 2023, it reversed this policy and announced that companies with dual or multi-class capital structures will again be eligible for inclusion on its indices. We cannot be sure that such policy, or the policies of other indices, will not change further and make us ineligible for inclusion on other indices in the future.
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
In addition, certain of our security holders have rights, subject to some conditions, to require us to file registration statements for the public resale of the Class A common stock or to include such shares in registration statements that we may file for us or other stockholders. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the trading price of our Class A common stock to decline or be volatile.
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
We may issue our capital stock or securities convertible into our capital stock from time to time in connection with a financing, acquisition, investments, or otherwise. Additional issuances of our stock will result in dilution to existing holders of our stock. Also, the exercise of stock options to purchase our stock and the settlement of RSUs will result in further dilution. The amount of dilution could be substantial depending upon the size of the issuance or exercise. For example, on September 7, 2022, we issued and sold 19,273,127 shares of our Class A common stock to our CEO and co-founder, Dustin Moskovitz, in a private placement transaction, at a purchase price of $18.16 per share, based on the closing trading price of the Company’s Class A common stock on September 2, 2022, for aggregate gross proceeds of approximately $350 million. Any future such transactions, notes or issuances could result in substantial dilution to our existing stockholders and cause the trading price of our Class A common stock to decline.
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
None.
ITEM 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant.	8-K	001-39495	3.1	September 21, 2020
3.2	Restated Bylaws of the Registrant.	8-K	001-39495	3.2	September 21, 2020
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2023, has been formatted in Inline XBRL
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

ASANA, INC.

Date: September 5, 2023	By:	/s/ Dustin Moskovitz
Dustin Moskovitz
President, Chief Executive Officer, and Chair
(Principal Executive Officer)

Date: September 5, 2023	By:	/s/ Tim Wan
Tim Wan
Chief Financial Officer
(Principal Financial Officer)