Form 10-Q
period 2023-10-31
Asana, Inc.
filed 2023-12-05
CIK 1477720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 28, 2023, the number of shares of the registrant’s Class A common stock outstanding was 137,045,378 and the number of shares of the registrant’s Class B common stock outstanding was 85,489,359.

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ASANA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	October 31, 2023	January 31, 2023
Assets
Current assets
Cash and cash equivalents	$268,314	$526,563
Marketable securities	261,726	2,739
Accounts receivable, net	68,032	82,363
Prepaid expenses and other current assets	46,069	48,726
Total current assets	644,141	660,391
Property and equipment, net	98,241	94,984
Operating lease right-of-use assets	182,779	176,189
Other assets	22,519	23,399
Total assets	$947,680	$954,963
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,988	$7,554
Accrued expenses and other current liabilities	65,698	83,488
Deferred revenue, current	249,673	226,443
Operating lease liabilities, current	17,592	14,831
Total current liabilities	342,951	332,316
Term loan, net	44,856	46,696
Deferred revenue, noncurrent	5,770	7,156
Operating lease liabilities, noncurrent	220,181	210,012
Other liabilities	1,753	2,209
Total liabilities	615,511	598,389
Commitments and contingencies (Note 7)
Stockholders' equity
Common stock	2	2
Additional paid-in capital	1,767,633	1,595,001
Accumulated other comprehensive loss	(3,278)	(873)
Accumulated deficit	(1,432,188)	(1,237,556)
Total stockholders’ equity	332,169	356,574
Total liabilities and stockholders’ equity	$947,680	$954,963

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Revenues	$166,503	$141,439	$481,369	$396,981
Cost of revenues	16,053	15,160	47,132	41,354
Gross profit	150,450	126,279	434,237	355,627
Operating expenses:
Research and development	81,028	75,509	241,715	215,947
Sales and marketing	98,349	113,713	288,034	320,228
General and administrative	34,494	38,165	106,537	128,064
Total operating expenses	213,871	227,387	636,286	664,239
Loss from operations	(63,421)	(101,108)	(202,049)	(308,612)
Interest income and other income (expense), net	3,479	1,291	13,310	(219)
Interest expense	(1,012)	(457)	(2,947)	(1,125)
Loss before provision for income taxes	(60,954)	(100,274)	(191,686)	(309,956)
Provision for income taxes	796	631	2,946	2,786
Net loss	$(61,750)	$(100,905)	$(194,632)	$(312,742)
Net loss per share:
Basic and diluted	$(0.28)	$(0.49)	$(0.89)	$(1.60)
Weighted-average shares used in calculating net loss per share:
Basic and diluted	221,776	204,657	219,094	195,261

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Net loss	$(61,750)	$(100,905)	$(194,632)	$(312,742)
Other comprehensive loss:
Net unrealized gain (losses) on marketable securities	(236)	176	(1,251)	(29)
Change in foreign currency translation adjustments	(1,725)	(1,225)	(1,154)	(2,048)
Comprehensive loss	$(63,711)	$(101,954)	$(197,037)	$(314,819)

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Three Months Ended October 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at July 31, 2023	219,606	$2	$1,706,006	$(1,317)	$(1,370,438)	$334,253
Issuance of common stock upon the exercise of options	278	—	783	—	—	783
Vesting of early exercised stock options	—	—	2	—	—	2
Issuance of common stock upon the vesting and settlement of restricted stock units	2,100	—	—	—	—	—
Issuance of common stock under employee share purchase plan	420	—	6,511	—	—	6,511
Stock-based compensation expense	—	—	54,331	—	—	54,331
Net unrealized losses on marketable securities	—	—	—	(236)	—	(236)
Foreign currency translation adjustments	—	—	—	(1,725)	—	(1,725)
Net loss	—	—	—	—	(61,750)	(61,750)
Balances at October 31, 2023	222,404	$2	$1,767,633	$(3,278)	$(1,432,188)	$332,169

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) - CONTINUED
(in thousands)
(unaudited)

	Three Months Ended October 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at July 31, 2022	191,666	$2	$1,135,398	$(1,654)	$(1,041,625)	$92,121
Issuance of common stock upon the exercise of options	321	—	978	—	—	978
Vesting of early exercised stock options	—	—	134	—	—	134
Issuance of common stock upon the vesting and settlement of restricted stock units	1,065	—	—	—	—	—
Issuance of common stock under employee share purchase plan	367	—	7,959	—	—	7,959
Issuance of common stock upon conversion of convertible notes—related party	19,273	—	347,288	—	—	347,288
Stock-based compensation expense	—	—	48,443	—	—	48,443
Net unrealized gain on marketable securities	—	—	—	176	—	176
Foreign currency translation adjustments	—	—	—	(1,225)	—	(1,225)
Net loss	—	—	—	—	(100,905)	(100,905)
Balances at October 31, 2022	212,692	$2	$1,540,200	$(2,703)	$(1,142,530)	$394,969

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) - CONTINUED
(in thousands)
(unaudited)

	Nine Months Ended October 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at January 31, 2023	214,293	$2	$1,595,001	$(873)	$(1,237,556)	$356,574
Issuance of common stock upon the exercise of options	1,649	—	3,856	—	—	3,856
Vesting of early exercised stock options	—	—	108	—	—	108
Issuance of common stock upon the vesting and settlement of restricted stock units	5,584	—	(7)	—	—	(7)
Issuance of common stock under employee share purchase plan	878	—	15,069	—	—	15,069
Stock-based compensation expense	—	—	153,606	—	—	153,606
Net unrealized losses on marketable securities	—	—	—	(1,251)	—	(1,251)
Foreign currency translation adjustments	—	—	—	(1,154)	—	(1,154)
Net loss	—	—	—	—	(194,632)	(194,632)
Balances at October 31, 2023	222,404	$2	$1,767,633	$(3,278)	$(1,432,188)	$332,169

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) - CONTINUED
(in thousands)
(unaudited)

	Nine Months Ended October 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at January 31, 2022	188,298	$2	$1,034,252	$(626)	$(829,788)	$203,840
Issuance of common stock upon the exercise of options	1,599	—	4,607	—	—	4,607
Vesting of early exercised stock options	—	—	595	—	—	595
Issuance of common stock upon the vesting and settlement of restricted stock units	2,802	—	—	—	—	—
Issuance of common stock under employee share purchase plan	720	—	17,115	—	—	17,115
Issuance of common stock upon conversion of convertible notes—related party	19,273	—	347,288	—	—	347,288
Stock-based compensation expense	—	—	136,343	—	—	136,343
Net unrealized losses on marketable securities	—	—	—	(29)	—	(29)
Foreign currency translation adjustments	—	—	—	(2,048)	—	(2,048)
Net loss	—	—	—	—	(312,742)	(312,742)
Balances at October 31, 2022	212,692	$2	$1,540,200	$(2,703)	$(1,142,530)	$394,969

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2023	2022
Cash flows from operating activities
Net loss	$(194,632)	$(312,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for expected credit losses	2,072	1,045
Depreciation and amortization	10,407	9,507
Amortization of deferred contract acquisition costs	15,971	10,509
Stock-based compensation expense	150,569	135,834
Net amortization (accretion) of premium (discount) on marketable securities	(1,568)	50
Non-cash lease expense	13,998	11,426
Impairment of long-lived assets	5,009	—
Amortization of discount on revolving credit facility and term loan issuance costs	91	13
Changes in operating assets and liabilities:
Accounts receivable	12,251	(1,377)
Prepaid expenses and other current assets	(13,764)	(22,155)
Other assets	742	(3,201)
Accounts payable	3,612	(3,333)
Accrued expenses and other liabilities	(16,885)	15,225
Deferred revenue	21,843	40,614
Operating lease liabilities	(12,310)	(10,374)
Net cash used in operating activities	(2,594)	(128,959)
Cash flows from investing activities
Purchases of marketable securities	(284,312)	(72,216)
Sales of marketable securities	12	—
Maturities of marketable securities	25,641	110,204
Purchases of property and equipment	(7,221)	(3,140)
Capitalized internal-use software costs	(4,325)	(952)
Net cash provided by (used in) investing activities	(270,205)	33,896
Cash flows from financing activities
Repayment of term loan	(2,500)	(2,667)
Proceeds from private placement—related party, net of offering costs	—	347,384
Repurchases of common stock	—	(2)
Proceeds from exercise of stock options	3,856	4,627
Proceeds from employee stock purchase plan	15,069	17,115
Taxes paid related to net share settlement of equity awards	(7)	—
Net cash provided by financing activities	16,418	366,457
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	(1,868)	(1,207)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(258,249)	270,187
Cash, cash equivalents, and restricted cash
Beginning of period	526,563	240,403
End of period	$268,314	$510,590

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2023	2022
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$268,314	$509,091
Restricted cash	—	1,499
Total cash, cash equivalents, and restricted cash	$268,314	$510,590

Supplemental cash flow data
Cash paid for income taxes	$3,101	$3,617
Supplemental non-cash investing and financing information
Purchase of property and equipment in accounts payable and accrued expenses	$286	$651
Private placement—related party offering costs not yet paid	$—	$96

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
Risks and Uncertainties
Global macroeconomic events including elevated inflation, the U.S. Federal Reserve raising interest rates, bank failures, supply chain disruptions, fluctuations in currency exchange rates, the Russian invasion of Ukraine, the current armed conflict in Israel and the Gaza Strip, and the residual impact of the COVID-19 pandemic have led to economic uncertainty. These macroeconomic conditions have and are likely to continue to have adverse effects on the rate of global IT spending, including the buying patterns of the Company’s customers and prospective customers.
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

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, and marketable securities. The Company deposits its cash and cash equivalents with financial institutions that management believes are of high credit quality, although such deposits may, at times, exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents to date. Cash equivalents are invested in highly rated securities.
The Company grants credit to customers in the normal course of business. For the three and nine months ended October 31, 2023 and October 31, 2022, there were no individual customers that accounted for 10% or more of the Company’s revenues. No customer accounted for more than 10% of accounts receivable as of October 31, 2023 or January 31, 2023.
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
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset groups may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company recorded no impairment charge during the three months ended October 31, 2023 and 2022. The Company

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
recorded $5.0 million and no impairment charge during the nine months ended October 31, 2023 and 2022, respectively. The $5.0 million impairment charge incurred during the nine months ended October 31, 2023 related to the right-of-use (“ROU”) assets and underlying property and equipment associated with the Company’s subleased office spaces is further described in Note 8. Leases to the condensed consolidated financial statements.
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
Note 3.    Revenues
Deferred Revenue and Remaining Performance Obligations
The Company recognized $42.5 million and $32.1 million of revenues during the three months ended October 31, 2023 and 2022, respectively, that were included in the deferred revenue balances at January 31, 2023 and 2022, respectively. The Company recognized $208.6 million and $156.3 million of revenues during the nine months ended October 31, 2023 and 2022, respectively, that were included in the deferred revenue balances at January 31, 2023 and 2022, respectively.
Deferred revenue that will be recognized within the next twelve months is recorded as current deferred revenue, and the remaining portion is recorded as noncurrent. As of October 31, 2023, the Company's remaining performance obligations from subscription contracts was $335.1 million, of which the Company expects to recognize approximately 85% as revenues over the next 12 months and the remainder thereafter.
Deferred Contract Acquisition Costs
Deferred contract acquisition costs are amortized over a period of benefit of three years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in the software-as-a-service industry.
The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Beginning balance	$38,336	$28,227	$36,583	$22,771
Capitalization of contract acquisition costs	5,277	7,399	17,333	19,427
Amortization of deferred contract acquisition costs	(5,668)	(3,937)	(15,971)	(10,509)
Ending balance	$37,945	$31,689	$37,945	$31,689

Deferred contract acquisition costs, current	$20,528	$15,513	$20,528	$15,513
Deferred contract acquisition costs, noncurrent	17,417	16,176	17,417	16,176
Total deferred contract acquisition costs	$37,945	$31,689	$37,945	$31,689

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 4.    Fair Value Measurements
The following table summarizes, for assets and liabilities measured at fair value, the respective fair value and classification by level of input within the fair value hierarchy (in thousands):

	October 31, 2023
	Level 1	Level 2	Level 3	Total
Current Assets
Cash equivalents
Money market funds	$82,400	$—	$—	$82,400
Commercial paper	—	4,959	—	4,959
U.S. government agency securities	9,950	—	—	9,950
Total cash equivalents	$92,350	$4,959	$—	$97,309
Marketable securities
U.S. government agency securities	$157,746	$—	$—	$157,746
Commercial paper	—	11,463	—	11,463
Corporate bonds	—	71,279	—	71,279
Agency bonds	—	21,238	—	21,238
Total marketable securities	$157,746	$103,980	$—	$261,726
Total assets	$250,096	$108,939	$—	$359,035

	January 31, 2023
	Level 1	Level 2	Level 3	Total
Current Assets
Cash equivalents
Money market funds	$289,001	$—	$—	$289,001
Total cash equivalents	$289,001	$—	$—	$289,001
Marketable securities
Corporate bonds	$—	$2,739	$—	$2,739
Total marketable securities	$—	$2,739	$—	$2,739
Total assets	$289,001	$2,739	$—	$291,740

The following table summarizes the Company's investments in marketable securities on the condensed consolidated balance sheets (in thousands):

	October 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current Assets
U.S. government agency securities	$158,742	$4	$(1,000)	$157,746
Commercial paper	11,472	—	(9)	11,463
Corporate bonds	71,518	35	(274)	71,279
Agency bonds	21,250	—	(12)	21,238
Total marketable securities	$262,982	$39	$(1,295)	$261,726

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	January 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current Assets
Corporate bonds	$2,744	$—	$(5)	$2,739
Total marketable securities	$2,744	$—	$(5)	$2,739
The following table presents the contractual maturities of the Company’s marketable securities as of October 31, 2023 (in thousands):

	October 31, 2023
	Amortized Cost	Estimated Fair Value
Due within one year	$116,425	$116,219
Due within one to three years	146,557	145,507
Total	$262,982	$261,726
The Company periodically evaluates its investments for expected credit losses. The unrealized losses on the available-for-sale securities were primarily due to unfavorable changes in interest rates subsequent to the initial purchase of these securities. Gross unrealized losses of the Company’s available-for-sale securities that have been in a continuous unrealized loss position for twelve months or longer were immaterial as of October 31, 2023 and January 31, 2023. The Company expects to recover the full carrying value of its available-for-sale securities in an unrealized loss position as it does not intend or anticipate a need to sell these securities prior to recovering the associated unrealized losses. The Company also expects any credit losses would be immaterial based on the high-grade credit rating for each of such available-for-sale securities. As a result, the Company does not consider any portion of the unrealized losses as of October 31, 2023 or January 31, 2023 to represent credit losses.
In April 2020 and November 2022, the Company entered into credit agreements (the “April 2020 Senior Secured Term Loan” and “November 2022 Senior Secured Credit Facility” as defined in Note 6. Debt) with Silicon Valley Bank (“SVB”). The fair values of the credit facilities approximated their carrying values as of October 31, 2023 and January 31, 2023. On March 27, 2023, First Citizens BancShares, Inc. announced that it entered into an agreement to purchase assets and liabilities of SVB, inclusive of the November 2022 Senior Secured Credit Facility.
Note 5.    Balance Sheet Components
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	October 31, 2023	January 31, 2023
Leasehold improvements	$100,733	$98,264
Capitalized internal-use software	22,203	15,005
Furniture and fixtures	11,676	10,325
Desktop and other computer equipment	2,106	1,804
Construction in progress	26	652
Total gross property and equipment	136,744	126,050
Less: Accumulated depreciation and amortization	(38,503)	(31,066)
Total property and equipment, net	$98,241	$94,984

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Depreciation and amortization expense was $3.5 million and $3.2 million for the three months ended October 31, 2023 and 2022, respectively, and $10.4 million and $9.5 million for the nine months ended October 31, 2023 and 2022, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	October 31, 2023	January 31, 2023
Deferred contract acquisition costs, current	$20,528	$18,049
Prepaid expenses	20,305	25,134
Other current assets	5,236	5,543
Total prepaid expenses and other current assets	$46,069	$48,726
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	October 31, 2023	January 31, 2023
Accrued payroll liabilities	$12,972	$22,336
Accrued sales and value-added taxes	10,309	13,347
Accrued taxes for fringe benefits	8,509	8,064
Accrued advertising expenses	7,522	10,565
Accrued consulting expenses	3,263	4,076
Other liabilities	23,123	25,100
Total accrued expenses and other current liabilities	$65,698	$83,488
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
Pursuant to the terms of the November 2022 Senior Secured Credit Facility, the Company may issue letters of credit which may reduce the total amount available for borrowing under the revolving credit facility. Additionally, the Company is required to pay an annual commitment fee that accrues at a rate of 0.15% per annum on the unused portion of the borrowing commitments under the revolving credit facility. The Company had an aggregate of $21.4 million of letters of credit outstanding under the revolving credit facility as of October 31, 2023, and the Company’s total available borrowing capacity under the revolving credit facility was $78.6 million as of October 31, 2023.
As of October 31, 2023, $50.0 million was drawn and $47.5 million was outstanding under the November 2022 Senior Secured Credit Facility. As of October 31, 2023, the Company was in compliance with all financial covenants.
In conjunction with the close of the November 2022 Senior Secured Credit Facility, the Company paid upfront issuance fees of $0.4 million. The upfront fees are amortized over the remaining term of the agreement. As of October 31, 2023, the Company had $0.2 million remaining of upfront issuance fees allocated to the revolving credit facility presented in the Company’s condensed consolidated balance sheet within other assets.
The net carrying amounts of the November 2022 Senior Secured Credit Facility were as follows (in thousands):

	October 31, 2023	January 31, 2023
Principal	$47,500	$50,000
Accrued interest	301	218
Unamortized loan issuance costs	(144)	(179)
Net carrying amount	$47,657	$50,039

Term loan, current	$2,801	$3,343
Term loan, noncurrent	$44,856	$46,696

The net carrying amount of the current portion of the term loan is presented within accrued expenses and other current liabilities in the condensed consolidated balance sheets.
Note 7.     Commitments and Contingencies
Standby Letters of Credit
As of October 31, 2023, the Company had several letters of credit outstanding related to its operating leases totaling $21.4 million. The letters of credit expire at various dates between 2025 and 2034.
Purchase Commitments
In January 2021, the Company entered into a 60-month contract with Amazon Web Services for hosting-related services. Pursuant to the terms of the contract, the Company is required to spend a minimum of $103.5 million over the term of the agreement. The commitment may be offset by up to $7.3 million in additional credits subject to the Company meeting certain conditions of the agreement, all of which have been earned as of October 31, 2023. As of October 31, 2023, the Company had purchase commitments remaining of $42.3 million under this contract.
During the nine months ended October 31, 2023, other than certain non-cancelable operating leases described in Note 8. Leases and the commitment for hosting-related services described above, there have been no other material changes outside the ordinary course of business to the Company's contractual obligations and commitments from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2023.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Indemnification Agreements
The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against any liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual.
Additionally, in the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which it agrees to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. For the three and nine months ended October 31, 2023 and 2022, no demands have been made upon the Company to provide indemnification under such agreements, and there are no claims that the Company is aware of that could have a material adverse effect on its financial position, results of operations, or cash flows.
Contingencies
From time to time in the normal course of business, the Company may be subject to various claims and other legal matters arising in the ordinary course of business. As of October 31, 2023, the Company believes that none of its current legal proceedings would have a material adverse effect on its financial position, results of operations, or cash flows.
Note 8.     Leases
The Company leases real estate facilities under non-cancelable operating leases with various expiration dates through fiscal 2034. The Company has no lease agreements that are classified as finance leases.
Future minimum lease payments (net of tenant improvement receivables) under non-cancelable operating leases with initial lease terms in excess of one year included in the Company’s lease liabilities as of October 31, 2023 are as follows (in thousands):

Fiscal year ending January 31,	Operating Lease Payments (Net)
2024	$9,751
2025	39,469
2026	37,707
2027	38,075
2028 and thereafter	238,501
Total undiscounted operating lease payments	$363,503
Less: imputed interest	(125,730)
Total operating lease liabilities	$237,773
During the nine months ended October 31, 2023, the Company executed a sublease for a portion of its corporate office space in San Francisco, California. The Company evaluated the associated asset group for impairment, which included the ROU assets and underlying property and equipment for the lease. The Company compared the expected future undiscounted cash flows to the carrying value and determined the respective asset group was not recoverable. The Company calculated the fair value based on the present value of the estimated cash flows from the sublease for the remaining lease term and compared the estimated fair value to its carrying value, which resulted in a $5.0 million consolidated impairment charge. The fair value of the operating lease ROU assets and associated property and equipment was estimated as of the sublease execution date using level 3 inputs based on an income approach by converting future sublease cash inflows and outflows to a single present value. Estimated cash flows were discounted at a rate commensurate with the inherent risks associated with the asset group to arrive at an estimate of fair value. The impairment charge was included in general and administrative expenses in the condensed consolidated statements of operations.
The sublease commenced during the three months ended October 31, 2023 and has a lease term of five years. The Company has classified the sublease as an operating lease. Sublease income was $0.4 million for the three and nine months ended October 31, 2023. There was no sublease income for the three and nine months ended

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
October 31, 2022. The Company recognizes sublease income as a reduction of lease expense in the Company’s condensed consolidated statements of operations.
Operating lease amounts in the table above do not include sublease income payments of $8.7 million. As of October 31, 2023, the future total minimum sublease payments to be received were as follows (in thousands):

Fiscal year ending January 31,	Sublease Payments to be Received
2024	$—
2025	1,556
2026	1,919
2027	1,976
2028 and thereafter	3,244
Total sublease income	$8,695
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Numerator:
Net loss	$(61,750)	$(100,905)	$(194,632)	$(312,742)
Denominator:
Weighted-average shares used in calculating net loss per share, basic and diluted	221,776	204,657	219,094	195,261
Net loss per share, basic and diluted	$(0.28)	$(0.49)	$(0.89)	$(1.60)

The potential shares of common stock that were excluded from the computation of diluted net loss per share for the period presented because including them would have been anti-dilutive are as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Stock options	10,242	12,405	10,242	12,405
Restricted stock units	17,970	12,048	17,970	12,048
Early exercised stock options	—	55	—	55
Shares issuable pursuant to the 2020 Employee Stock Purchase Plan	161	160	161	160
Total	28,373	24,668	28,373	24,668
Note 10. Stockholders’ Deficit
Common Stock
There are two classes of common stock that total 1,500,000,000 authorized shares: 1,000,000,000 authorized shares of Class A common stock and 500,000,000 authorized shares of Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 10 votes per share and is convertible into one share of Class A common stock. There were

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
136,915,067 shares of Class A common stock and 85,489,359 shares of Class B common stock issued and outstanding as of October 31, 2023. There were 128,803,395 shares of Class A common stock and 85,489,359 shares of Class B common stock outstanding as of January 31, 2023.
All changes in the number of shares of common stock outstanding for the three and nine months ended October 31, 2023 and 2022, were related to changes in Class A common stock.
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

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock Options
Option activity under the Company’s combined stock plans is set forth below (in thousands, except years and per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balances at January 31, 2023	11,941	$2.96	5.1	$149,738
Options granted	—	—
Options exercised	(1,649)	2.34
Options cancelled	(50)	5.42
Balances at October 31, 2023	10,242	$3.05	4.4	$157,956
Vested and exercisable at October 31, 2023	9,978	$3.05	4.4	$153,882
Vested and expected to vest at October 31, 2023	10,242	$3.05	4.4	$157,961

The total intrinsic value of options exercised during the periods presented was as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Aggregate intrinsic value of options exercised (in thousands)	$4,583	$6,531	$30,876	$47,586
Early Exercise of Employee Options
The 2009 Plan and 2012 Plan allow for the early exercise of stock options. The consideration received for an early exercise of an option is considered to be a deposit of the exercise price, and the related dollar amount is recorded as a liability and reflected in accrued expenses and other current liabilities and other liabilities in the condensed consolidated balance sheets. This liability is reclassified to additional paid-in capital as the awards vest. If a stock option is early exercised, the unvested shares may be repurchased by the Company in case of employment termination at the price paid by the purchaser for such shares. Shares that were subject to repurchase totaled 96 and 55,351 at October 31, 2023 and 2022, respectively.
Restricted Stock Units
The Company’s RSU activity is set forth below (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested RSUs at January 31, 2023	14,591	$27.75	$226,145
RSUs granted	11,831	20.18
RSUs vested	(5,582)	26.09
RSUs cancelled/forfeited	(2,870)	26.12
Unvested RSUs at October 31, 2023	17,970	$23.54	$331,906
RSUs vested, not yet released at October 31, 2023	856	$36.06

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock-Based Compensation Expense
Stock-based compensation for stock-based awards to employees and non-employees in the Company’s condensed consolidated statements of operations for the periods below were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Cost of revenues	$413	$461	$1,177	$1,200
Research and development	29,384	25,030	83,928	70,606
Sales and marketing	15,584	15,018	43,438	43,028
General and administrative	7,485	7,482	22,026	21,000
Total stock-based compensation expense	$52,866	$47,991	$150,569	$135,834

The stock-based compensation expense related to options granted to non-employees for the three and nine months ended October 31, 2023 and 2022 were not material.
Total unrecognized compensation costs related to unvested awards not yet recognized under all equity compensation plans was as follows:

	October 31, 2023
	Unrecognized Expense (in thousands)	Weighted-Average Expected Recognition Period (in years)
Stock options	$383	3.5
RSUs	389,817	3.0
Total unrecognized stock-based compensation expense	$390,200	3.0
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
The Company recognized stock-based compensation expense related to the ESPP of $4.5 million and $4.3 million during the three months ended October 31, 2023 and 2022, respectively, and $7.8 million and $8.0 million during nine months ended October 31, 2023 and 2022, respectively. As of October 31, 2023 and January 31, 2023, $2.5 million and $6.9 million, respectively, have been withheld in contributions from employees. As of October 31, 2023, total unrecognized compensation cost related to the ESPP was $14.8 million, which will be amortized over a weighted average vesting term of 1.2 years.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 11.    Interest Income and Other Income (Expense), Net
Interest income and other income (expense), net consist of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Interest income	$6,088	$2,264	$15,703	$3,007
Unrealized losses on foreign currency transactions	(1,545)	(211)	(1,129)	(602)
Other non-operating expense	(1,064)	(762)	(1,264)	(2,624)
Total interest income and other income (expense), net	$3,479	$1,291	$13,310	$(219)
Other non-operating expense consists primarily of realized foreign currency gains and losses on transactions in the periods presented.
Note 12.    Income Taxes
The Company's income tax expense was $0.8 million and $0.6 million for the three months ended October 31, 2023 and 2022, respectively, and $2.9 million and $2.8 million for the nine months ended October 31, 2023 and 2022, respectively, primarily due to income taxes in foreign jurisdictions.
Note 13.    Geographic Information
The following tables set forth revenues and long-lived assets, including operating lease ROU assets, by geographic area for the periods presented below (in thousands):
Revenues

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
United States	$101,019	$85,976	$293,234	$238,600
International	65,484	55,463	188,135	158,381
Total revenues	$166,503	$141,439	$481,369	$396,981

Revenues by geography are based on the billing address of the customer.
Long-Lived Assets

	October 31, 2023	January 31, 2023
United States	$275,111	$265,582
International	5,909	5,591
Total long-lived assets	$281,020	$271,173
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

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company has completed payments associated with these restructuring charges in the nine months ended October 31, 2023 and did not incur any restructuring costs during the three and nine months ended October 31, 2023 and 2022. The following table summarizes the Company’s restructuring liabilities (in thousands):

Restructuring Liability
Beginning balance as of February 1, 2023	$873
Charges (benefit)	(147)
Payments	(707)
Foreign currency translation adjustment	(19)
Ending balance as of October 31, 2023	$—
Note 15.    Related Party Transactions
During the fiscal year ended January 31, 2020, the Company began leasing certain office facilities from a company affiliated with Board members of the Company. Rent expenses under these leases totaled $0.3 million and $0.5 million during the three months ended October 31, 2023 and 2022, respectively, and $1.2 million and $1.4 million during the nine months ended October 31, 2023 and 2022, respectively.
The Company has entered into an advertising agreement with a company affiliated with a Board member of the Company. Expenses under this agreement totaled $0.3 million and $0.5 million during the three months ended October 31, 2023 and 2022, respectively, and $0.8 million and $1.5 million during the nine months ended October 31, 2023 and 2022, respectively.
The Company has entered into an advertising agreement with a company affiliated with a Board member of the Company. Expenses under this agreement totaled $0.5 million and $0.7 million during the three months ended October 31, 2023 and 2022, respectively, and $1.5 million and $2.5 million during the nine months ended October 31, 2023 and 2022, respectively.

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
Paying Customers
We are focused on continuing to grow the number of customers that use our platform, and specifically on growing the number of customers spending over $5,000, or our “Core customers”, and those spending over $100,000 on an annualized basis. Our operating results and growth opportunity depend, in part, on our ability to attract new customers and scale within those same organizations. We believe we have significant greenfield opportunities among addressable customers worldwide and we will continue to invest in our research and development and our sales and marketing organizations to address this opportunity.
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
As of October 31, 2023, we had 21,346 customers spending over $5,000 who contributed approximately 74% and 72% of revenues for the three and nine months then ended, respectively. As of October 31, 2022, we had 18,700 customers spending over $5,000 who contributed approximately 73% and 71% of revenues for the three and nine months then ended, respectively.

As of October 31, 2023 and 2022, we had 580 and 493 customers, respectively, spending over $100,000.
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
Our reported dollar-based net retention rate equals the simple arithmetic average of our quarterly dollar-based net retention rate for the four quarters ending with the most recent fiscal quarter. We calculate our dollar-based net retention rate by comparing our revenues from the same set of customers in a given quarter, relative to the comparable prior-year period. To calculate our dollar-based net retention rate for a given quarter, we start with the revenues in that quarter from customers that generated revenues in the same quarter of the prior year. We then divide that amount by the revenues attributable to that same group of customers in the prior-year quarter. Current period revenues include any upsells and are net of contraction or attrition over the trailing 12 months, but exclude revenues from new customers in the current period. We expect our dollar-based net retention rate to fluctuate due to a number of factors, including the expected growth of our revenue base, the level of penetration within our customer base, our ability to retain our customers, and the macroeconomic environment. For example, current macroeconomic headwinds have impacted customers’ renewal decisions and we expect this trend to continue into fiscal year 2025.
As of October 31, 2023 and 2022, our dollar-based net retention rate was over 100% and over 120%, respectively. As of October 31, 2023 and 2022, our dollar-based net retention rate for our Core customers, customers spending over $5,000 on an annualized basis, was over 105% and over 128%, respectively. As of October 31, 2023 and 2022, our dollar-based net retention rate for customers spending over $100,000 on an annualized basis was over 120% and over 140%, respectively.
Current Economic Conditions
Global macroeconomic events including elevated inflation, the U.S. Federal Reserve raising interest rates, bank failures, supply chain disruptions, fluctuations in currency exchange rates, the Russian invasion of Ukraine, the armed conflict in Israel and the Gaza Strip, and the residual impact of the COVID-19 pandemic have led to economic uncertainty. These macroeconomic conditions have and are likely to continue to have adverse effects on the rate of global IT spending, including the buying patterns of our customers and prospective customers, and the length of our sales cycles. While the current macroenvironment is challenging and may continue for the near term, we are encouraged by the future of work that we are building at Asana, where every organization can work from a shared system driving clarity and accountability powered by the Asana platform.
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
Interest expense consists of interest expense from our credit facilities.
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	(in thousands)
Revenues	$166,503	$141,439	$481,369	$396,981
Cost of revenues (1)	16,053	15,160	47,132	41,354
Gross profit	150,450	126,279	434,237	355,627
Operating expenses:
Research and development (1)	81,028	75,509	241,715	215,947
Sales and marketing (1)	98,349	113,713	288,034	320,228
General and administrative (1)	34,494	38,165	106,537	128,064
Total operating expenses	213,871	227,387	636,286	664,239
Loss from operations	(63,421)	(101,108)	(202,049)	(308,612)
Interest income and other income (expense), net	3,479	1,291	13,310	(219)
Interest expense	(1,012)	(457)	(2,947)	(1,125)
Loss before provision for income taxes	(60,954)	(100,274)	(191,686)	(309,956)
Provision for income taxes	796	631	2,946	2,786
Net loss	$(61,750)	$(100,905)	$(194,632)	$(312,742)

__________________
(1)Amounts include stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	(in thousands)
Cost of revenues	$413	$461	$1,177	$1,200
Research and development	29,384	25,030	83,928	70,606
Sales and marketing	15,584	15,018	43,438	43,028
General and administrative	7,485	7,482	22,026	21,000
Total stock-based compensation expense	$52,866	$47,991	$150,569	$135,834

The following table sets forth the components of our statements of operations data, for each of the periods presented, as a percentage of revenues.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	(percent of revenues)
Revenues	100%	100%	100%	100%
Cost of revenues	10	11	10	10
Gross margin	90	89	90	90
Operating expenses:
Research and development	49	53	50	54
Sales and marketing	59	80	60	81
General and administrative	21	27	22	32
Total operating expenses	128	161	132	167
Loss from operations	(38)	(71)	(42)	(78)
Interest income and other income (expense), net	2	*	3	*
Interest expense	*	*	*	*
Loss before provision for income taxes	(37)	(71)	(40)	(78)
Provision for income taxes	*	*	*	*
Net loss	(37)%	(71)%	(40)%	(79)%
_______________
* Less than 1%
Note: Certain figures may not sum due to rounding.
Comparison of Three Months Ended October 31, 2023 to Three Months Ended October 31, 2022
Revenues

	Three Months Ended October 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Revenues	$166,503	$141,439	$25,064	18%

Revenues increased $25.1 million, or 18%, during the three months ended October 31, 2023 compared to the three months ended October 31, 2022. The increase in revenues was due to the addition of new paying customers, a continued shift in our sales mix toward our higher priced subscription plans, such as Enterprise and Business plans, and revenues generated from our existing paying customers expanding their use of our solution as reflected by our dollar-based net retention rate of over 100% as of October 31, 2023.

Cost of Revenues and Gross Margin

	Three Months Ended October 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Cost of revenues	$16,053	$15,160	$893	6%
Gross margin	90%	89%

Cost of revenues increased $0.9 million, or 6%, during the three months ended October 31, 2023 compared to the three months ended October 31, 2022. The increase was primarily due to an increase of $1.3 million in infrastructure and application performance monitoring costs, an increase of $0.6 million in third-party hosting costs as we continued to increase capacity to support customer usage and growth of our customer base, partially offset by a decrease of $0.8 million in personnel-related costs and a decrease of $0.2 million in fees to third party support vendors.
Our gross margin increased during the three months ended October 31, 2023 compared to the three months ended October 31, 2022 as we increased our revenues, more efficiently managed third-party hosting costs, and realized benefits due to economies of scale resulting from increased efficiency with our technology and infrastructure.
Operating Expenses

	Three Months Ended October 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Research and development	$81,028	$75,509	$5,519	7%
Sales and marketing	98,349	113,713	(15,364)	(14)%
General and administrative	34,494	38,165	(3,671)	(10)%
Total operating expenses	$213,871	$227,387	$(13,516)	(6)%
Research and Development
Research and development expenses increased $5.5 million, or 7%, during the three months ended October 31, 2023 compared to the three months ended October 31, 2022. The increase was primarily due to $7.2 million in personnel-related costs due to increased headcount, partially offset by an increase of $2.1 million in capitalized software development costs.
Sales and Marketing
Sales and marketing expenses decreased $15.4 million, or 14%, during the three months ended October 31, 2023 compared to the three months ended October 31, 2022. The decrease was primarily due to a decrease of $10.4 million in fees to marketing vendors, a decrease of $1.5 million in fees to third party support vendors, a decrease of $1.4 million in personnel-related costs due to decreased headcount, and a decrease of $1.4 million in allocated overhead costs.
General and Administrative
General and administrative expenses decreased $3.7 million, or 10%, during the three months ended October 31, 2023 compared to the three months ended October 31, 2022. The decrease was primarily due to a decrease of $2.1 million in personnel-related costs due to decreased headcount, a decrease of $1.3 million in allocated overhead costs, a decrease of $0.6 million in fees to third party support vendors, and a decrease of $0.5 million in insurance expenses, partially offset by an increase of $1.0 million in provision for credit losses.

Interest Income, Interest Expense, and Other Income (Expense), Net

	Three Months Ended October 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Interest income and other income (expense), net	$3,479	$1,291	$2,188	169%
Interest expense	(1,012)	(457)	(555)	121%

Interest income and other income (expense), net increased $2.2 million during the three months ended October 31, 2023 compared to the three months ended October 31, 2022, primarily due to an increase in interest income on marketable securities. Interest expense increased by $0.6 million during the three months ended October 31, 2023 compared to the three months ended October 31, 2022, primarily due to an increase in interest rates and average loan balance.
Comparison of Nine Months Ended October 31, 2023 to Nine Months Ended October 31, 2022
Revenues

	Nine Months Ended October 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Revenues	$481,369	$396,981	$84,388	21%

Revenues increased $84.4 million, or 21%, during the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022. The increase in revenues was due to the addition of new paying customers, a continued shift in our sales mix toward our higher priced subscription plans, such as Enterprise and Business plans, and revenues generated from our existing paying customers expanding their use of our solution as reflected by our dollar-based net retention rate of over 100% as of October 31, 2023.
Cost of Revenues and Gross Margin

	Nine Months Ended October 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Cost of revenues	$47,132	$41,354	$5,778	14%
Gross margin	90%	90%

Cost of revenues increased $5.8 million, or 14%, during the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022. The increase was primarily due to an increase of $3.8 million in third-party hosting costs as we increased capacity to support customer usage and growth of our customer base, an increase of $1.7 million in infrastructure and application performance monitoring costs, an increase of $1.3 million in credit card processing fees, and an increase of $0.8 million in amortization of capitalized software development costs, partially offset by a decrease of $1.3 million in personnel-related costs due to decreased headcount, a decrease of $0.4 million in fees to third party support vendors, and a decrease of $0.1 million in depreciation expense.
Our gross margin stayed consistent during the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022.

Operating Expenses

	Nine Months Ended October 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Research and development	$241,715	$215,947	$25,768	12%
Sales and marketing	288,034	320,228	(32,194)	(10)%
General and administrative	106,537	128,064	(21,527)	(17)%
Total operating expenses	$636,286	$664,239	$(27,953)	(4)%
Research and Development
Research and development expenses increased $25.8 million, or 12%, during the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022. The increase was primarily due to $26.3 million in personnel-related costs due to increased headcount and an increase of $4.7 million in allocated overhead costs also as a result of increased headcount, partially offset by an increase of $5.8 million in capitalized software development costs.
Sales and Marketing
Sales and marketing expenses decreased $32.2 million, or 10%, during the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022. The decrease was primarily due to a decrease of $30.2 million in fees to marketing vendors, a decrease of $2.5 million in fees to third party support vendors, and a decrease of $0.9 million in allocated overhead costs, partially offset by an increase of $1.9 million in travel and entertainment costs.
General and Administrative
General and administrative expenses decreased $21.5 million, or 17%, during the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022. The decrease was primarily due to a decrease of $10.3 million in personnel-related costs due to decreased headcount, a decrease of $4.5 million in value-added tax reserves, a decrease of $4.4 million in fees to third party support vendors, a decrease of $3.7 million in allocated overhead costs, a decrease of $2.6 million in professional services, and a decrease of $1.4 million in insurance expenses, partially offset by an increase of $5.0 million in impairment charges related to subleased office space and an increase of $0.9 million in provision for credit losses.
Interest Income, Interest Expense, and Other Income (Expense), Net

	Nine Months Ended October 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Interest income and other income (expense), net	$13,310	$(219)	$13,529	(6,178)%
Interest expense	(2,947)	(1,125)	(1,822)	162%

Interest income and other income (expense), net increased $13.5 million during the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022, due to an increase of $12.7 million in interest income on marketable securities and a decrease of $0.8 million in losses on foreign currency transactions. Interest expense increased by $1.8 million during the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022, primarily due to an increase in interest rates.

Non-GAAP Financial Measures
The following tables present certain non-GAAP financial measures for each period presented below. In addition to our results determined in accordance with GAAP, we believe these non-GAAP financial measures are useful in evaluating our operating performance. See below for a description of the non-GAAP financial measures and their limitations as an analytical tool.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	(in thousands)
Non-GAAP loss from operations	$(9,849)	$(52,573)	$(42,488)	$(169,916)
Non-GAAP net loss	$(8,178)	$(52,370)	$(35,071)	$(174,046)
Free cash flow	$(11,465)	$(48,517)	$(13,433)	$(133,049)
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
The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.
Non-GAAP Loss From Operations

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	(in thousands)
Loss from operations	$(63,421)	$(101,108)	$(202,049)	$(308,612)
Add:
Stock-based compensation and related employer payroll tax associated with RSUs	53,572	48,535	154,699	138,696
Impairment of long-lived assets	—	—	5,009	—
Restructuring costs	—	—	(147)	—
Non-GAAP loss from operations	$(9,849)	$(52,573)	$(42,488)	$(169,916)

Non-GAAP Net Loss

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	(in thousands)
Net loss	$(61,750)	$(100,905)	$(194,632)	$(312,742)
Add:
Stock-based compensation and related employer payroll tax associated with RSUs	53,572	48,535	154,699	138,696
Impairment of long-lived assets	—	—	5,009	—
Restructuring costs	—	—	(147)	—
Non-GAAP net loss	$(8,178)	$(52,370)	$(35,071)	$(174,046)

Free Cash Flow

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	(in thousands)
Net cash provided by (used in) investing activities	$(140,738)	$51,977	$(270,205)	$33,896
Net cash provided by financing activities	$6,669	$355,323	$16,418	$366,457
Net cash used in operating activities	$(8,233)	$(46,178)	$(2,594)	$(128,959)
Less:
Purchases of property and equipment	(1,255)	(1,457)	(7,221)	(3,140)
Capitalized internal-use software costs	(1,977)	(882)	(4,325)	(952)
Add:
Restructuring costs paid	—	—	707	—
Purchases of property and equipment for build-out of corporate headquarters	—	—	—	2
Free cash flow	$(11,465)	$(48,517)	$(13,433)	$(133,049)

Liquidity and Capital Resources
Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock and common stock, the issuance of senior mandatory convertible promissory notes in January and June 2020 to a trust affiliated with our CEO, cash generated from the sale of subscriptions to our platform, and financing activities including the private placement transaction with our CEO. We have generated losses from our operations as reflected in our accumulated deficit of $1,432.2 million as of October 31, 2023 and negative cash flows from operating activities for the nine months ended October 31, 2023, and 2022.
As of October 31, 2023, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $530.0 million.
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
As of October 31, 2023, under the November 2022 Senior Secured Credit Facility there was $50.0 million drawn and $47.5 million was outstanding under the term loan, no amounts outstanding under the revolving credit facility and an aggregate $21.4 million in letters of credit issued under the credit sub-facility. Our total available borrowing capacity under the revolving credit facility was $78.6 million as of October 31, 2023.
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
A substantial source of our cash provided by operating activities is our customer billings for subscription to our platform. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is included on our condensed consolidated balance sheets as a liability and is recorded as revenues over the term of the subscription agreement. As of October 31, 2023, we had $255.4 million of deferred revenue, of which $249.7 million was recorded as a current liability. This deferred revenue will be recognized as revenues when all of the revenue recognition criteria are met.
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
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended October 31,
	2023	2022

	(in thousands)
Net cash used in operating activities	$(2,594)	$(128,959)
Net cash provided by (used in) investing activities	(270,205)	33,896
Net cash provided by financing activities	16,418	366,457
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
Net cash used in operating activities of $2.6 million for the nine months ended October 31, 2023 reflects our net loss of $194.6 million, adjusted by non-cash items such as stock-based compensation expense of $150.6 million, amortization of deferred contract acquisition costs of $16.0 million, non-cash lease expense of $14.0 million, depreciation and amortization of $10.4 million, impairment of long-lived assets of $5.0 million, provision for expected credit losses of $2.1 million, and net cash outflows of $4.5 million from changes in our operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities primarily consisted of a $16.9 million decrease in accrued expenses and other liabilities primarily from accrued payroll liabilities, a $13.8 million increase in prepaid expenses and other current assets related to an increase in deferred contract acquisition costs, and a $12.3 million decrease in operating lease liabilities. These amounts were partially offset by a $21.8 million increase in deferred revenue resulting from increased billings for subscriptions, a $12.3 million decrease in accounts receivable, a $3.6 million increase in accounts payable, and a $0.7 million decrease in other assets.
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
Investing Activities
Net cash used in investing activities of $270.2 million for the nine months ended October 31, 2023 consisted of $284.3 million in purchases of marketable securities, $7.2 million in purchases of property and equipment, and $4.3 million in capitalized internal-use software costs. This was partially offset by $25.6 million in maturities of marketable securities.

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
Financing Activities
Net cash provided by financing activities of $16.4 million for the nine months ended October 31, 2023 consisted of $15.1 million in proceeds from our employee stock purchase plan and $3.9 million in proceeds from the exercise of stock options, partially offset by $2.5 million for the repayment of our term loan.
Net cash provided by financing activities of $366.5 million for the nine months ended October 31, 2022 consisted of $347.4 million in proceeds from the private placement financing net of offering costs, $17.1 million in proceeds from our employee stock purchase plan and $4.6 million in proceeds from the exercise of stock options, partially offset by $2.7 million for the repayment of our term loan.
Contractual Obligations and Commitments
During the nine months ended October 31, 2023, there were no material changes in our contractual obligations and other commitments, as disclosed in our Annual Report on Form 10-K filed with the SEC on March 24, 2023.
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
Except for the following, there have been no changes to our critical accounting policies and estimates during the nine months ended October 31, 2023 as compared to those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K filed with the SEC on March 24, 2023.
Leases
The Company currently subleases certain of its unoccupied facilities to third parties. Any impairment to the associated right-of-use assets, leasehold improvements, or other assets as a result of a sublease is recognized in the period the sublease is executed and recorded in the consolidated statements of operations.

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
Interest Rate Risk
Our cash, cash equivalents, and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds, U.S. government securities, corporate bonds, and commercial paper. As of October 31, 2023 and January 31, 2023, we had cash and cash equivalents of $268.3 million and $526.6 million, respectively, and marketable securities of $261.7 million and $2.7 million, respectively. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. As of October 31, 2023, a hypothetical increase in interest rates by 100 basis points would not have a material impact on our condensed consolidated financial statements.
Any borrowings under the revolving credit facility bear interest at a variable rate tied to the adjusted term SOFR, the prime rate, or the federal funds effective rate. As of October 31, 2023, we had $47.5 million outstanding under the revolving credit facility. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations. As of October 31, 2023, a hypothetical increase of 100 basis points in interest rates would not have a material impact on our condensed consolidated financial statements.
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
As exchange rates may fluctuate significantly between periods, our non-U.S. dollar denominated revenue and operating expenses may also experience significant fluctuations between periods as we convert these to U.S. dollars. Volatile market conditions arising from the macro environment have and may in the future result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar has and may in the future negatively affect our revenue expressed in U.S. dollars. In the nine months ended October 31, 2023, 23% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins. We disclose the impact of realized foreign currency gains and losses within Note 11. Interest Income and Other Income (Expense), Net. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the nine months ended October 31, 2023 and 2022.
As the impact of foreign currency exchange rates are not projected to be material to our operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2023. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended October 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have experienced rapid growth in recent periods and we may not be able to achieve similar revenue growth rates in the future. Further, as we operate in a new and rapidly changing category of work management software, widespread acceptance and use of our platform is critical to our future growth and success. We believe our revenue growth depends on a number of factors, including, but not limited to, our ability to:
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
We have been growing rapidly in recent periods and, as a result, have a relatively short history operating our business at its current scale. Furthermore, we operate in an industry that is characterized by rapid technological innovation, intense competition, changing customer needs, and frequent introductions of new products, technologies, and services. In particular, advancements in technology such as artificial intelligence and machine learning are changing the way people work by automating tasks, enhancing communication, and improving decision-making processes, and businesses that are slow to adopt these new technologies may face a competitive disadvantage. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in evolving industries. In addition, our future growth rate is subject to a number of uncertainties, such as general macroeconomic and market conditions, including the residual impact of the COVID-19 pandemic, rising interest rates, inflation, actual or anticipated bank failures, instability in financial markets, and economic downturns or recessions in the regions in which we do business. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in the market, or if we do not address these risks successfully, our results of operations could differ materially from our expectations, and our business, results of operations, and financial condition would suffer.
We have a history of losses, and we may not be able to achieve profitability or, if achieved, sustain profitability.
We have incurred net losses in each fiscal year since our founding. We generated net losses of $194.6 million and $312.7 million for the nine months ended October 31, 2023 and 2022, respectively. As of October 31, 2023, we had an accumulated deficit of $1,432.2 million. We do not expect to be profitable in the near future, and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. These losses reflect, among other things, the significant investments we made to develop and commercialize our platform, serve our existing customers, and broaden our customer base.
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
A significant part of our business strategy and culture is to focus on long-term growth and customer success over short-term financial results. For example, in the nine months ended October 31, 2023, we decreased our operating expenses to $636.3 million as compared to $664.2 million in the nine months ended October 31, 2022. In the nine months ended October 31, 2023, our net loss decreased to $194.6 million from $312.7 million in the nine months ended October 31, 2022. As a result, in the near and medium term, we may continue to operate at a loss, or our near- and medium-term profitability may be lower than it would be if our strategy were to maximize near- and medium-term profitability. We expect to continue making expenditures on sales and marketing efforts, and expenditures to grow our platform and develop new features, integrations, capabilities, and enhancements to our platform. Such expenditures may not result in improved business results or profitability over the long term. If we are ultimately unable to achieve or improve profitability at the level or during the time frame anticipated by securities or industry analysts and our stockholders, the trading price of our Class A common stock may decline.
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
We derive, and expect to continue to derive, substantially all of our revenues from a single solution. As such, the continued growth in market demand for and market acceptance, including international market acceptance, of our platform is critical to our continued success. Demand for our platform is affected by a number of factors, some of which are beyond our control, such as the rate of market adoption of work management solutions; the timing of development and release of competing new products; the development and acceptance of new features, integrations, and capabilities for our platform, including features, integrations, or capabilities that utilize artificial intelligence; price, product, and service changes by us or our competitors; technological changes and developments within the markets we serve; growth, contraction, and rapid evolution of our market; and general economic conditions and trends including a downturn or recession, rising inflation, and rising interest rates. If we are unable to continue to meet the demands of individuals, teams, and organizations or trends in preferences for work management solutions or to achieve more widespread market acceptance of our platform, our business, results of operations, and financial condition would be harmed. Changes in preferences of our current or potential customers may have a disproportionately greater impact on us than if we offered multiple products. In addition, some current and potential customers, particularly larger organizations, may develop or acquire their own tools or continue to rely on traditional tools and software for their work management solutions, which would reduce or eliminate their demand for our platform. If demand for our platform declines for any of these or other reasons, our business, results of operations, and financial condition would be adversely affected.
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
Our ability to expand usage of our platform within our customer base and achieve broader market acceptance among businesses will depend to a significant extent on our ability to expand our sales operations successfully, particularly our direct sales efforts targeted at broadening use of our platform across departments and entire organizations. We plan to leverage our direct sales force, both domestically and internationally, to expand use of our platform within our customer base, and reach larger teams and organizations. We may additionally make strategic investments in expanding our sales capabilities in the future. We have invested and continue to invest financial and other resources to train and develop our direct sales force in order to complement our product-led go-to-market approach. Our business, results of operations, and financial condition will be harmed if our efforts do not generate a corresponding increase in revenues. We may not achieve anticipated revenue growth from our direct sales force if we are unable to leverage and develop talented direct sales personnel, if direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if we are unable to retain our existing direct sales personnel. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require, and that developing and growing the skills of these personnel takes significant time and resources. Our ability to achieve revenue growth will depend, in large part, on our success in attracting, training, and retaining sufficient numbers of capable sales personnel to support our growth.
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
Operating our business and platform involves the collection, processing, storage, and transmission of sensitive, regulated, proprietary and confidential information, including our personal information and business information and those of our customers. As a result, we and the third parties upon which we rely face a variety of evolving threats, including but not limited to ransomware attacks, which could cause security incidents. Security incidents can compromise the confidentiality, integrity, and availability of this information or our systems. Such incidents could include, but are not limited to, cyber-attacks, software bugs and vulnerabilities, malicious internet-based activity, online and offline fraud, server malfunctions, software or hardware failures, malicious code, malware (including as a result of advanced persistent threat intrusions), viruses, social engineering (including through deep fakes, which may become increasingly more difficult to identify, and phishing attacks), ransomware, supply chain attacks and vulnerabilities through our third-party partners, denial-of-service attacks, credential stuffing, credential harvesting, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fire, floods, attached enhanced or facilities by AI, and other similar threats, efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations, threat actors, “hacktivists,” organized criminal threat actors, errors or malfeasance of our personnel, misconfiguration, and security vulnerabilities in the software or systems on which we rely.
Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations and our ability to provide our products or services, loss of confidential, proprietary, and sensitive information and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services. Threats such as these are constantly evolving and therefore grow increasingly sophisticated and complex, which in turn increases the difficulty of detecting and successfully defending against them.
We may expend significant resources or modify our business activities to try to protect against security incidents. Additionally, certain privacy, data protection, and data security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and confidential, proprietary, and sensitive information.
While we have implemented security measures designed to protect against or remediate for a security incident, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Additionally, we rely on or partner with third-party vendors and systems that have made representations as to their security measures but there can be no assurance that they will maintain their own security measures appropriately. Breaches of our security measures or those of our third-party service providers, including supply chain attacks or other threats to our business operations, could result in unauthorized access to our sites, networks, systems, and accounts; unauthorized access to, and misappropriation of, individuals’ personal information or other sensitive, confidential or proprietary information of ourselves, our customers, or other third parties; viruses, worms, spyware, or other malware being served from our platform, mobile application, networks, or systems; deletion or modification of content or the display of unauthorized content on our platform; interruption, disruption, or malfunction of operations or our ability to provide our services; costs relating to breach remediation, deployment of additional personnel and protection technologies, and response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; or litigation, regulatory action, and other potential liabilities.
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
Any compromise or breach of our security measures, or those of our third-party service providers, could also violate applicable privacy, data protection, data security, and other laws, and cause significant legal and financial exposure, adverse publicity, and a loss of confidence in our security measures, which could have a material adverse effect on our business, results of operations, and financial condition. Applicable privacy, data protection, and data security obligations may also require us to notify relevant stakeholders, such as governmental authorities, partners, and affected individuals, of security breaches or incidents. Such notifications may involve inconsistent requirements and are costly, and the notifications or the failure to comply with such requirements could lead to adverse consequences.

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
Additionally, our contracts may not contain limitations of liability, and even when they do, there can be no assurance that the limitations of liability in our contracts are sufficient to protect us from liabilities, claims, or damages if we fail to comply with applicable obligations related to privacy, data protection, or data security. We also cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy, data protection, and data security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, our sensitive, proprietary, or confidential information could be leaked, disclosed, or revealed as a result of or in connection with our employees’ or vendors’ use of generative AI technologies.
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
For the nine months ended October 31, 2023, 39% of our revenues were generated from customers outside the United States. We have operations in multiple cities globally. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. In addition, we will face risks in doing business internationally that could adversely affect our business and results of operations, including:
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
•compliance challenges related to the complexity of multiple, conflicting, and changing governmental laws and regulations, including employment, tax, sanctions, privacy, and data protection laws and regulations;
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
In addition, armed conflicts such as Russia’s military invasion of Ukraine and the armed conflict in Israel and the Gaza Strip have created potential global security concerns and could impact regional and global economies, which could in turn adversely affect our business.
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
Finally, changes in our platform or future changes in Trade Controls, such as those we have seen issued by the United States and other governments in response to the invasion of Ukraine by Russia and the armed conflict in Israel and the Gaza Strip, could result in our inability to provide our platform to certain customers or decreased use of our platform by existing or potential customers with international operations. Any decreased use of our platform or mobile application or increased limitations on our ability to export or sell our platform and mobile application would adversely affect our business, results of operations, and financial condition.
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
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could harm our business. In particular, health crises, such as the

COVID-19 pandemic, and international conflicts, such as the invasion of Ukraine by Russia or the armed conflict in Israel and the Gaza Strip, including the reactions of governments, markets, and the general public, may result in a number of adverse consequences for our business, operations, and results of operations, many of which are beyond our control. We have our headquarters and a large employee presence in San Francisco, California, and the west coast of the United States contains active earthquake zones. In the event of a major earthquake, hurricane, or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our platform development, lengthy interruptions in our platform, breaches of data security, and loss of critical data, all of which would harm our business, results of operations, and financial condition. Acts of terrorism would also cause disruptions to the internet or the economy as a whole. In addition, the insurance we maintain would likely not be adequate to cover our losses resulting from disasters or other business interruptions. Our disaster recovery plan may not be sufficient to address all aspects or any unanticipated consequence or incident, and our insurance may not be sufficient to compensate us for the losses that could occur.
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
Dustin Moskovitz, our co-founder, President, Chief Executive Officer, Chair, and largest stockholder, beneficially owns a significant percentage of our outstanding Class A common stock and Class B common stock, together, representing a majority of the voting power of our capital stock as of October 31, 2023. Mr. Moskovitz could exert substantial influence over matters requiring approval by our stockholders. This concentration of ownership may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangement
On September 27, 2023, Justin Rosenstein, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 2,000,000 shares of the Company’s Class A common stock. The plan terminates on January 3, 2025, or upon the earlier completion of all authorized transactions under the plan.
ITEM 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant.	8-K	001-39495	3.1	September 21, 2020
3.2	Restated Bylaws of the Registrant.	8-K	001-39495	3.2	September 21, 2020
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2023, has been formatted in Inline XBRL
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

ASANA, INC.

Date: December 5, 2023	By:	/s/ Dustin Moskovitz
Dustin Moskovitz
President, Chief Executive Officer, and Chair
(Principal Executive Officer)

Date: December 5, 2023	By:	/s/ Tim Wan
Tim Wan
Chief Financial Officer
(Principal Financial Officer)