Form 10-K
period 2024-01-31
Asana, Inc.
filed 2024-03-14
CIK 1477720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 31, 2024
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The aggregate market value of the registrant’s shares of Class A common stock held by non-affiliates of the registrant as of July 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.0 billion, based on the closing price reported for such date on the New York Stock Exchange. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.

As of March 1, 2024, the number of shares of the registrant’s Class A common stock outstanding was 139,318,224 and the number of shares of the registrant’s Class B common stock outstanding was 85,489,359.
Documents incorporated by reference:
Portions of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended January 31, 2024.

______________________

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risk and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition; business strategy and plans; and objectives of management for future operations are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about: our ability to grow or maintain our dollar-based net retention rate, expand usage of our platform within organizations, and sell subscriptions to our platform; our ability to convert individuals, teams, and organizations on our free and trial versions into paying customers; the timing and success of new features, integrations, capabilities, and enhancements by us, or by our competitors to their products, including the successful integration of artificial intelligence (“AI”), or any other changes in the competitive landscape of our market; our ability to achieve widespread acceptance and use of our platform; growth in the work management market; the amount and timing of operating expenses and capital expenditures, as well as entry into operating leases, that we may incur to maintain and expand our business and operations and to remain competitive; our focus on growth to drive long-term value; the timing of expenses and our expectations regarding our cost of revenues, gross margin, and operating expenses; the effect of uncertainties related to ongoing macroeconomic conditions, including volatile equity capital markets, on our business, results of operations, and financial condition; performance of our sales and marketing activities; our protections against security breaches, technical difficulties, or interruptions to our platform; our ability to successfully defend litigation brought against us, potential dispute-related settlement payments, or other litigation-related costs; potential pricing pressure as a result of competition or otherwise; anticipated fluctuations in foreign currency exchange rates; potential costs and the anticipated timing of expenses related to the acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs; general economic conditions affecting domestic or international markets, and the rate of global IT spending, including as a result of a downturn or recession, rising inflation and interest rates, and instability in financial institutions and global financial markets; geopolitical instability; and the residual impact of the COVID-19 pandemic.
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
Additional Information
Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” “our company,” and “Asana” refer to Asana, Inc. and its consolidated subsidiaries. The Asana logo, “Asana,” “Work Graph,” and our other registered or common law trademarks, service marks, or trade names appearing in this Annual Report on Form 10-K are the property of Asana, Inc. Other trade names, trademarks, and service marks used in this Annual Report on Form 10-K are the property of their respective owners.
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
•We have a history of losses, and we may not be able to achieve profitability or, if achieved, sustain profitability.
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
•We operate in a highly competitive industry, and competition presents an ongoing threat to the success of our business. Our ability to compete and ensure our success requires developments in our technology, including the successful deployment of artificial intelligence (“AI”) in our product.
•Failure to effectively develop and leverage our direct sales capabilities would harm our ability to expand usage of our platform within our customer base and achieve broader market acceptance of our platform.
•We must continue to attract and retain highly qualified personnel in very competitive markets to continue to execute on our business strategy and growth plans.

•If our information technology systems, or those of third parties upon which we rely, or our data are or were compromised or operate in an unintended way, we could experience adverse consequences, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.
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
•We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, industry standards, policies and other obligations related to AI, privacy, data protection, and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.
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

PART I
Item 1. Business
Overview
Asana is a leading work management software platform with an enterprise focus that helps organizations set and track goals, drive strategic initiatives, and manage work in one place. Over 150,000 paying customers use Asana to automate complex operational workflows like product launches and employee onboarding, resource planning, tracking company-wide strategic initiatives and more. Our secure and scalable platform with AI-powered features adds structure to unstructured work, creating clarity, accountability, and impact for everyone within an organization—executives, department heads, team leads, and individuals—so everyone understands exactly who is doing what, by when, and why.
Background
Asana was created because our co-founders experienced firsthand the coordination challenges of a growing company. Instead of spending time on work that generated results, they were spending time in status meetings and long email threads trying to coordinate work effectively to achieve their objectives, a pain universal to organizations. As there were no products in the market that adequately addressed this, our co-founders were inspired to create Asana to solve this problem for the world’s teams.
Since inception, Asana has registered millions of users in over 200 countries and territories. Customers rely on Asana to manage everything from goal setting and tracking to capacity planning, product launches, and driving digital transformation. With Asana, users experience higher productivity and engagement, which has led to rapid adoption across teams, departments, and organizations. As of January 31, 2024, we had over 3 million paid users.
How Asana Helps Organizations
Teams are spending too much time coordinating work and not enough time doing the jobs they were hired for. Asana is a leading work management platform that brings cross-functional teams together, creates a system of record across initiatives, and across levels of an organization so that everyone has the information they need to get their work done. Asana allows users to connect the goals set at the top of an organization to the strategic portfolios put in place to achieve them, all the way to the cross-functional projects and individual tasks that will support those strategies. All of this clarity and connectivity is enhanced by Asana’s AI capabilities that help entire organizations — individuals, teams, departments, and leaders — work smarter and drive better outcomes, faster.
The technology that makes this possible is the Asana Work Graph®, our proprietary data model. The Asana Work Graph provides a structured map of how work actually gets done inside organizations. Our unique data model captures the relationship between the work that teams undertake, the information about that work, the people doing the work, and the outcomes of that work. The Asana Work Graph adds value for executives when work is connected to goals and there is a single source of truth for every department with the right security, permissions, control, and enterprise requirements to handle work for the largest companies, regardless of industry.
Unlike other platforms built for specific teams or around narrow use cases and tasks, the Asana Work Graph was built to scale. We also designed our platform to be easy to use and intuitive to all users, regardless of role or technical proficiency. Our platform allows users to work the way they want with the interface that is right for them, using tasks, lists, calendars, boards, timelines, reporting dashboards, and workload, all while providing trusted scalability, security, and reliability.
AI is amplified by the Asana Work Graph®
The Asana Work Graph, our data model, is the technology that sets Asana’s AI capabilities, called Asana Intelligence, apart. It’s the technology that makes it possible for every individual and team to view their work in a way that is personally relevant to them, while maintaining a single, up-to-date, record of every goal, portfolio, project, and task. With this differentiated data model, focus on ease of use and adoption, and unique context around how work actually happens inside organizations, AI capabilities offered on the platform are more reliable, accurate, and traceable.
Asana’s AI capabilities are powered by real-time work data from across a customer’s Work Graph. Asana’s AI capabilities help strengthen our core value proposition — individuals, teams, departments, and entire organizations have more clarity and impact at scale with AI. Asana users can use Asana Intelligence to ask questions to get insights about projects and blockers, draft status updates on key initiatives, and quickly get context on any given project.
Our Business Model
We have historically had both a product-led and a direct sales model that allow us to reach teams everywhere and then rapidly expand the use of our platform within their organizations. A majority of our paying customers initially adopt our platform through product-led channels, like signing up on our website and free trials. Once adopted, customers can expand through product-led channels or with the assistance of our direct sales team, which is focused on promoting new use cases of Asana and ensuring customers are well supported to grow with our platform. As customers realize the productivity benefits provided by Asana, our platform often becomes critical to managing their work and achieving their objectives, which drives further adoption and expansion opportunities. This is evidenced by our dollar-based net retention rate, which generally increases with greater organizational spend. As of January 31, 2024, our dollar-based net retention rate within organizations spending $5,000 or more with us on an annualized basis (“Core customers”) was 105%, consisting of 21,646 customers. Our dollar-based net retention rate within organizations spending $100,000 or more with us on an annualized basis was 115%, consisting of 607 customers.
We plan to continue to invest in building go-to-market expertise across both product-led and sales-assisted growth, but with an increased focus on and capacity toward sales-led top-down motions as we shift our focus up-market to corporate and enterprise customers. We believe this will allow us to continue to grow and nurture customers who start with smaller footprints, in addition to expanding our ability to land large deals in accounts with no historical Asana footprint.
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
Industry Background
Organizations spend too much time and effort on coordination
Work continues to get harder to manage as organizations try to move faster to accomplish ambitious goals and respond to changing global conditions and market demands. According to Asana’s 2023 Anatomy of Work Index report, 58% of an average knowledge worker’s work week is spent on busywork. Most important work requires coordination across teams and geographies - e.g., a product launch with product, marketing, sales, legal, and finance all working together. Without a system of record, organizations move more slowly, miss deadlines, and fail to live up to their full potential.
The primary methods for managing work today—across any department, any sized team, and any project—consist of a combination of spreadsheets and email, in addition to handwritten notes, calls, and meetings. Over time, communication tools (like email and messaging) and content applications (such as documents and spreadsheets) have been repurposed for coordinating work because they are familiar and accessible.

Because these tools weren’t designed to coordinate work at scale, people face an overwhelming volume of communications from email and messaging applications from teammates who are trying to figure out who is doing what by when. As seen in the Anatomy of Work 2023 survey, knowledge workers spend more time on audio, video, and in-person meetings than a year ago — with 32% of knowledge workers saying video calls are taking up more time and 22% saying the same for audio calls.
Organizations need more effective, purpose-built tools to orchestrate work
These back-and-forth interactions lead to communication overload that lack structure, can hurt productivity, provide limited clarity, and do not create accountability around who owns which action. As a result, requests go unanswered, and employees spend more time searching and responding to messages than they do on work that drives impact.
To minimize coordination costs, reduce chaos, add clarity, and give individuals time back to focus on work that drives impact, teams need a purpose-built solution for orchestration. This is the problem collaborative work management solutions are uniquely positioned to solve.
Our Solution
We are a pure play work management company, committed to building the best platform capable of serving organizations of all sizes around the world.
With Asana:
•Individuals can manage their work, from tasks to cross-functional projects and workflows, and see how it ladders up to strategic initiatives and organization-wide goals. Individuals can collaborate with teammates and gain visibility into each team member’s responsibilities and progress, maximizing effectiveness and reducing distractions from high impact work. When teammates operate from a single source of truth, they spend less time on status updates and meetings. This clarity reduces busywork and helps individuals get work done faster.
•Team leads and directors can manage work across a portfolio of projects or workflows, see progress against goals, identify bottlenecks, resource constraints, and milestones without having to create work for teams to come up with this information in spreadsheets, email, or via a status meeting. When surprises or disruptions occur, it is easy for team leads to adjust the plan, reallocate resources, and communicate updates in real time.
•Executives can communicate company-wide goals, monitor status, and oversee work across projects and portfolios to gain real-time insights into which initiatives are on track or at risk. With this visibility, they can proactively ensure alignment, address inefficiencies, manage team workload, and reallocate work among teams or departments so that the company can stay on track to achieve its objectives.
As a single source of truth for past, current, and future work, Asana is powered by our proprietary data model called the Asana Work Graph. The Asana Work Graph captures and associates units of work (tasks, projects, milestones, goals, and portfolios), the people responsible for executing those units of work, the processes in which work gets done (rules, templates, and workflows), information about that work (files, comments, status, and metadata), and the relationships across and within this data. The Asana Work Graph provides individuals, team leads, and executives with dynamic, up-to-date views into the work that is most relevant to them, across multiple people and projects.
The core tenet of our platform is to create clarity and accountability up, down, and across the organization, maximize every employee’s impact, and help organizations scale these efficiencies with security and control.
Drive greater clarity and accountability
Asana drives clarity and accountability by connecting work to company goals, all on a single platform. It’s a single source of truth for how work gets done inside organizations. Everyone from senior executives to department heads to team leads and individual contributors can get on the same page, make better decisions, and achieve better results with Asana. With Asana Intelligence, companies can get real-time visibility and recommendations on how to intelligently course-correct, reallocate resources, and ultimately reach their goals faster.
Maximize impact
Asana helps organizations maximize impact by uniting individuals, teams, and departments on a single platform. With Asana, organizations have one united platform to power cross-functional work. Through powerful automations and integrations with leading business applications, Asana helps employees automate workflows, collaborate more efficiently, and get more done faster.
Scale with confidence
Asana is uniquely built for scale because of the Asana Work Graph. Organizations across a wide range of industries trust Asana for security, governance, and control. End users, IT professionals, and CIOs choose Asana for its category-leading net promoter score, cross-functional capabilities, and ability to scale company wide. Asana is proven to scale to over 200,000 users in a single customer deployment. With Asana Intelligence, organizations and their leaders can get up-to-speed with tailored recommendations, scalable best practices, and the security, control, and intuitive user interface that makes adoption easy.
Our Culture
Our company culture is a core driver of our business success and enables us to work towards achieving our mission. A core tenet of our culture is a shared commitment to mindfulness, which informs our product, business, and people decisions and shapes how we interact with each other daily. By investing in diversity, equity, inclusion, and belonging programs, we help ensure that everyone can thrive with a better understanding of the needs of our diverse customer base and innovate in new and creative ways.
We strive to uphold a culture where all employees feel connected to one another and our mission. We do this by distributing responsibility so that every employee has one or more areas of responsibility; we use Asana to keep everyone aligned on the high-level purpose of their work and the expected results; and build teams with equitable outcomes in mind.
We also treat our culture like a product, meaning we continuously gather feedback from our employees so we can fine-tune and iterate on our programs, processes, and goals.

As of January 31, 2024, our Glassdoor overall score sat at 4.2 out of 5.0, including an 87% approval rating of our CEO, and a 81% 5-star ratings distribution. In 2023, Fortune and Great Place to Work named us to three Best Workplace lists including, Technology, for the sixth year in a row (#19 for 2023), Millennials, for the sixth year in a row (#8 for 2023), and in the Bay Area, for the seventh year in a row. We were also named in Inc.’s Best Workplaces for the sixth year in a row, Fast Company’s 2023 Best Workplaces for Innovators in the Enterprise category, and People Magazine’s Companies Who Care (#90 for 2023).
Finally, we are Asana power users. Our Asana on Asana approach provides our employees with clarity into how their work directly contributes to our mission, supports our customers, and enables them to do their most impactful work.
Features of our Platform
Asana is a single unified platform that provides clarity at every level of an organization for individuals, team leads, and executives. It enables organizations to align work to goals, coordinate intra- and cross-team work, gain visibility into progress, automate workflows across departments, and scale work securely.
Powered by the Asana Work Graph, our platform captures the relationship between the work (e.g. tasks, goals, ideas, agenda items), the information about that work (e.g. custom fields, messages, files, dependencies, status), and the people doing the work (e.g. assignees, roles, teams, divisions). Asana provides interactive dynamic views—list, calendar, board, timeline, goals, portfolio, reports and more—so that teams can work together on the same underlying data in whatever way makes most sense to them.
The Asana platform maintains a robust API that enables developers to build apps on Asana and integrate efficiently with applications like Microsoft Teams, Slack, Jira, Salesforce, Gmail, Adobe Creative Cloud and many more. Integrations connect Asana with applications so that teams are able to coordinate work, no matter where it occurs. Apps built on Asana may use app components, which enable developers to display customized widgets, forms, and rules within Asana's user interface that empower teams to work more efficiently.

The Asana Enterprise Work Management Platform

Mission
Goals
Integrity
632 members
Comms
6,183 members
Portfolios
Data
811 members
Projects
Growth
95 members
R&D
5,041 members
Tasks
AI
Automation
Integrations
Reporting
Resource Management
Security
Workflows
Powered by The Asana Work Graph Data Model

Asana Work Graph® Hierarchy
The Asana Work Graph®, our data model, captures the relationships, information, and people connected to units of work—tasks, projects, portfolios, goals, and more—to enable a complete, connected, and up-to-date map of work in an organization. The Asana Work Graph provides unique capabilities, such as multi-homing, which enables tasks to be shared between multiple projects or workflows without duplication. Different teams view and share the very same tasks, reducing duplicative work and creating cross-functional clarity and accountability.
In contrast, others approach the problem of work management with a container model, relating tables of data which force units of work into singular constructs; for example, a task can only live in one project or a message can only live in one channel. As a result, tasks and other work often get duplicated which means there is no single source of truth about that particular piece of work.
With the Asana Work Graph's differentiated ability to construct a single source of truth for individuals, teams, and organizations, Asana powers clarity at every level of an organization, regardless of size, structure, and complexity. The Asana Work Graph provides:
•Individuals with dynamic views into the work that is most relevant to them, maximizing personal productivity and empowering individuals with transparency into how their work helps achieve organizational goals.
•Teams and departments with the ability to view and modify the same work data across different views and create workflows that coordinate complex, cross-functional work with ease.
•Executives with visibility into how daily work connects to higher-level goals and initiatives so they can understand real-time progress, and take action to align their teams on projects that advance their corporate goals.

AI
Asana Intelligence, our platform’s generative AI and machine learning capabilities, are powered by our proprietary Work Graph, our data model. These capabilities allow users to ask questions to get real-time insights about projects and blockers, auto-generate custom fields for projects, draft status updates on key initiatives, receive personalized digests of recent project work, and quickly get context with next steps on any given work that supports business goals.
True to our human-centered, ethical approach to AI, we have published the Asana AI Principles that ground our philosophy for what we build and how we work with AI.
Asana Intelligence leverages partnerships with leading foundational models to ensure we provide trusted and secure applications of AI within Asana.
We currently offer generative AI features to our paid tier customers, including:
•Smart status: Create more comprehensive status updates faster, with AI pulling from real-time work data to identify risks, open questions, and roadblocks standing in the way of hitting goals.
•Smart answers: Use natural language to ask Asana questions—and get timely answers and insights about projects, identify blockers, and determine next steps.
•Smart summaries: Get action items and highlights from conversations, tasks, and comments without another meeting.
•Smart digests: Get a summary of what’s happened in a project during a specific timeframe, so users can get up to speed on any notable changes.
•Smart fields: Organize projects to support cross-functional collaboration with auto-generated custom fields.
•Smart editor: Write clearer, more compelling responses that strike the right tone.
Tasks
Tasks are the fundamental unit of work within the Asana Work Graph. Within tasks, users can assign owners, set due dates and times, attach documents, break the work into subtasks, and define custom fields for information about the task so that everyone knows who is doing what by when and has the information needed to complete their work. Custom fields are metadata that help users organize and track their work. Collaboration including comments, @-mentions, image markups, and text-to-subtask creation are natively built into tasks, ensuring that relevant updates and context stay with the work at hand. Changes in task information made in one view are automatically updated across all views where the task is visible so that all users don’t have to re-enter information.
Projects
A project consists of a set of tasks, which can be organized into sections and arranged into dependencies that give teams clarity around priorities. Projects can be used to accomplish a specific goal, such as delivering a presentation or campaign, or can be used to intake and process requests, such as a help desk or creative production. If the project is a workflow the team normally follows, it can be converted into a template, making it easy to set up a repeatable workflow so that teams do not have to start from scratch or miss any steps.
Portfolios
Portfolios let users organize projects into a centralized location, acting as the mission control so that team leads and executives have real-time visibility into how work is progressing across projects. Users can add or remove projects from the portfolio, check the status and progress of each project, view priorities, assign relevant project owners, and manage custom fields. Individuals can click on any project to see a full summary overview of the project with the ability to edit due dates, view key milestones, link to the tasks and resources available, check or add status updates, and add comments for the team. They can also see all projects within a portfolio on the portfolio’s timeline to get a bird’s-eye view of when initiatives are kicking off and when they will be completed. Portfolio dashboards and custom field roll ups for key metrics like budget, time, and other variables, give leaders a window into the status and ROI of their investments directly from the portfolios tab. By streamlining and providing a single view of the health and status of strategic initiatives, capacity, and budgets, leaders can take actions faster to drive business outcomes. Like many of the views in Asana, the layout of portfolios can be customized based on individual preference. Portfolios can be shared broadly or with specific teams or individuals.
Goals
Goals give users a centralized place to plan, set, and track goals and the work needed to achieve them. Goals are a flexible system that supports objectives and key results (“OKRs”) and other goal management methodologies. Users can set and view goals at the organization, team, or individual level and can create goal hierarchies to drive alignment across teams. Goals are connected to the underlying work (portfolios, projects, and tasks) needed to achieve them, giving executives and team leads a single system to set goals and track progress. The progress of goals can be automatically tracked based on linked work and goals without manual updates, and goal reporting enables leaders to keep an eye on their team’s progress and spot roadblocks in real time. Goals can be connected to mission-critical tools across an organization’s tech stack to get actionable insights. Goals can be shared across every level of the organization, while preventing unintended edits with permissions functionality. Customizable views ensure that only the most relevant information is given to each teammate. Goal templates can be used at both the organization and team level to help teams kickoff work more quickly and drive standardization in how they track and measure goals and success. Goals can be kept private or made visible so all team members have clarity on the company’s priorities and see how their work contributes to the organization’s success.
Dynamic Views
Our platform allows individual users and teams to work the way they want with the interface that is right for them.
Home
Home is a customizable launchpad to help users focus on their most important priorities and projects. Home helps individuals prioritize their workday, see how their tasks impact workflows, and connect with collaborators. Users can reconfigure the layout of widgets to personalize and quickly get insight into the work that matters most.
My Tasks
My tasks view provides a single, clear view of every task and due date assigned to an individual so that they start their day knowing exactly what they need to do, by when. Items can be organized, labeled, and relocated into different categories so that individuals can prioritize their part of a project or any process-related tasks. Individuals can create rules for their own ‘my tasks’ view to automate tracking their work.
Inbox
Inbox is the notification center for Asana. It displays updates on all projects that individuals are a member of and tasks that they follow or are assigned so that they can stay on top of the work that matters.
List View
The list view of a project lets individuals sort, organize into sections, and filter a list of tasks. Tasks can be relocated, filtered, and sorted according to what matters most so that project teams can see all of the work needed to complete a project and easily drill down into details.

Calendar View
Calendar view displays tasks within the project on a calendar based on due date and, optionally, start and end dates, so that individuals can see how many tasks are due within a certain time period. Individuals can contribute tasks to a team calendar, plan their work on a schedule, and then easily reorder tasks to make adjustments.
Board View
Board view allows individuals to plan and organize their work as if they were organizing sticky notes in columns on a wall so that they can quickly visualize the current stage of each task within a workstream. Tasks in the project are represented as cards that display due dates, assignee, custom fields, subtasks, comments, and previews of the latest attached files.
Timeline View
Timeline view allows teams to create and visualize project plans over time so that individuals can view upcoming milestones, identify bottlenecks, and make real-time adjustments as needed. Timeline helps ensure work stays on track and all team members have clear visibility over the steps involved and progress towards the end goal.
Gantt View
Gantt view allows teams to plan complex and process-oriented projects. It shows a list of the project tasks and barcharts visualizing the task durations and dates. In addition to mapped dependencies, the critical path can be highlighted to show the chain of dependent tasks that need to be completed for the project to be finished.
Workload
Workload provides team leads with an updated and accurate view into the workload, capacity, and trendline of each team member, so that team leads have accurate and updated information to inform resourcing decisions.
Capacity plans
Capacity plans allow team leads to allocate resources to projects over longer time horizons. These capacity plans are used to optimize resourcing decisions and highlight hiring needs. This view allows leaders to allocate individuals to entire projects and workstreams using percentages and estimated time, without requiring them to assign tasks. This gives them a high-level summary of who is working on what and if anyone is over or under capacity.
Dashboards
Dashboards provide customizable charts that auto-populate with real-time work insights like how many tasks have been completed and who is overloaded – all with no coding or search queries required.
Automated Workflows
Workflow Builder
Prior to the creation of workflow builder, only IT or system administrators could build workflows. We have democratized that power with workflow builder, a point-and-click tool that makes it easy for every knowledge worker to create automated workflows.
Users can also add everyday apps — like Google Workspace, Microsoft 365, Slack, Adobe Creative Cloud, Salesforce, and Zoom – right into their workflows. This means Asana can serve as the connective tissue across existing best-of-breed collaboration solutions.
Our template library is where users can save, share, and reuse their most successful workflows. It also features industry-approved templates made in collaboration with leading global organizations.

Rules
Rules help automate tedious and repetitive tasks so that teams can reduce manual work and spend more time on the work that matters. Individuals can select from suggested template rules from the rules gallery or they can create a custom rule. A rule consists of one or more triggers, conditions, and actions, enabling an individual to create logic and multiple actions around business scenarios. Actions in third-party applications that are integrated with Asana, such as Gmail, Microsoft, Slack, Jira, HubSpot, and Dropbox can also trigger rules, making it easy to automate manual work across applications.
Forms
Forms enable users to standardize work intake across teams and tools. Forms can be used with internal and external teams to consolidate information, ensuring that project teams have the important details needed to execute the work. Individuals can automatically assign work and action next steps based on the form responses. They can also ensure that stakeholders are informed on the status of the request, by automatically enabling form submitters to be added as collaborators.
Custom Fields
Custom fields let users capture additional data in Asana tasks, so they can easily sort, filter, and report on work. Individuals can choose between different field types like dates, people, text, or numbers to capture important information like priority, status, request type, etc. With formula custom fields, they can also run calculations for insights such as time or costs. Custom fields can be local to a single project or portfolio, or added to a company-wide library to maintain consistency across work. To save time through automations, individuals can use custom fields with other Asana features such as forms, rules, reporting, or bundles.
Workflow Bundles
Workflow bundles standardize automated workflows at scale, saving time and maintaining consistency. Workflow bundles allow individuals to package together any combination of rules, fields, sections, and task templates, applying them across multiple projects or processes at once. Every time an individual edits or updates the workflow bundle, these changes are reflected in all in-flight projects or processes using that specific bundle. Different permission levels enable varying levels of access to editing, updating, or deleting workflow bundles.
Universal Reporting
Asana's Universal Reporting gives real-time, actionable insights into teams’ progress across the entire organization. Powered by the Asana Work Graph, users can create charts on any stream of work or goals and click through any section to see the underlying data and understand where work stands. Individuals can use this information to communicate progress to stakeholders with status reports or build comprehensive project dashboards to monitor and track the health of their workflows.
When users need to find specific information, advanced search allows individuals to use search parameters to find tasks, projects, and messages quickly and easily. Search criteria can then be saved and easily referenced with a single click.
Integrations
Integrations connect applications to Asana, which provides a central hub for managing work. Teams save time and reduce duplicative efforts by eliminating the need to switch between apps. By providing this centralized hub, Asana ensures that cross-functional work in other tools is tracked and completed.
The Asana platform includes out-of-the-box integrations with over 300 third-party applications including:
•Microsoft 365 apps such as Teams, Outlook, OneDrive, SharePoint, Power Automate, Power BI, and Entra ID (formerly known as Azure Active Directory);

•Google Workspace apps such as Gmail, Calendar, Drive, Docs, Sheets, Chat, and Looker;
•Enterprise IT apps such as Splunk, Okta, Entra ID (formerly known as Azure Active Directory), MuleSoft, ServiceNow, Exterro, and Workato;
•Marketing and design apps such as Adobe Creative Cloud, Canva, Figma, HubSpot, Mailchimp, Lucidchart, and InVision;
•Communication apps such as Microsoft Teams, Slack, Zoom, Google Chat, Vimeo, Wistia, Intercom, and Loom;
•File sharing apps such as Google Drive, Microsoft OneDrive, Box, Dropbox, and Bynder;
•Sales and service apps such as Salesforce, ServiceNow, Zendesk, HubSpot, Freshdesk, and Zoho;
•Developer apps such as GitHub, Jira Cloud and Server, PagerDuty, and ServiceNow;
•Reporting and business intelligence apps such as Tableau, Microsoft Power BI, Looker, and Google Sheets;
•Privacy, data protection, and security compliance apps such as Splunk, Nightfall, Exterro, Netskope, and OneTrust; and
•Connector apps such as MuleSoft, Zapier, Workato, Microsoft Power Automate, and tray.io.
Our app ecosystem also consists of over 200 custom-built integrations via customers and developers using our APIs and developer tools.
Admin Management
Organizations can manage their use of Asana through the admin console, which allows an admin of the organization to manage users and teams, see seat utilization and update their plan, or to gain insights into platform usage. The admin console also allows organizations to oversee app access and configure security settings to match their privacy, data protection, and security posture.
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
Extensible, Efficient Technology Platform
Our cloud-native platform includes proprietary software services built on top of infrastructure provided by our preferred cloud provider Amazon Web Services. We shard customer data in our distributed datastore (located in several data centers around the world) to achieve high scale, availability, performance, as well as redundancy to protect against data loss. Our platform services keep track of connected devices and data requests, automatically sending updates to devices as data is refreshed. This allows our client software to surface real-time information efficiently and provides a fast, responsive experience to our customers.
We provide our software as a service to customers, so the technology we build includes deployment tools to ensure we can publish software updates rapidly and safely, as well as monitoring and automation tools.
Commitment to Privacy, Data Protection, and Security
Upholding the trust that we have established with our customers and gaining the trust of new customers remains a priority for us and as a result, we have implemented safeguards designed to protect the confidentiality and security of customer data. Our security program includes conducting risk assessments of our systems that process the data our customers store in Asana; monitoring for security events; maintaining incident response, disaster recovery, and business continuity plans that explicitly address and provide guidance to our employees in furtherance of the security, confidentiality, integrity, and availability of customer data; and having a qualified third party perform security assessments on a periodic basis to test against security standards and practices.
Our security program considers the American Institute of Certified Public Accountants (“AICPA”) Trust Services Criteria for Security, Availability, and Confidentiality as well as the ISO 27001:2013 standards for the systems that process the data our customers store in Asana. We issue a SOC 2 Type II report on an annual basis and are certified against ISO 27001:2013, and ISO 27017:2015. This means that independent third parties have both validated our processes and practices with respect to these standards, and confirmed our ability to maintain compliance with controls we have implemented.
We have built our platform with security features, integrations, and infrastructure that are designed to be scalable as we develop and introduce new functionality. We have implemented a variety of safeguards designed to protect the security of our platform, including encrypting user data in transit and at rest, replicating our databases to support reliability of the platform, and controlling access to our facilities and office network. Asana also offers Enterprise and Enterprise+ customers the additional visibility and control with capabilities such as multi-factor authentication, audit logs, security information event management (“SIEM”), data governance, and international data residency, designed to further the security and privacy of their teams’ data. Enterprise and Enterprise+ customers can also purchase Enterprise Key Management to gain more control over their data and meet their organization’s most critical compliance needs.
In addition to security, we are committed to protecting the privacy rights of our customers. We have established a comprehensive privacy and data protection compliance program, aligning our practices with regulations such as the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”) and the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”). Asana also aligns its privacy program for the systems that process the data our customers store in Asana to privacy certifications such as ISO/IEC 27701:2019 and ISO 27018:2019. We deliver periodic training to our employees on privacy practices, review and map the data we collect, use, and share, and have created a global customer rights program to reply to customer requests pertaining to data privacy. Additionally, Enterprise customers can purchase a version of Asana that is compliant with the U.S. Health Insurance Portability and Accountability Act (“HIPAA”). We strive to be transparent about our privacy and data protection practices. Law and regulatory guidance continues to evolve when it comes to privacy and data protection. As data protection authorities and regulators interpret and issue guidance on the EU GDPR, along with other new and existing privacy, data protection, and security laws around the world, we will continue to follow developments and enhance our privacy program as needed.
Governmental Regulation
In the ordinary course of our business, we may process confidential, proprietary, and sensitive information, including personal information. Accordingly, we are, or may become, subject to numerous privacy, data protection, and security requirements, including federal, state, local, and foreign laws, and regulations related to privacy, data protection, and security. Such obligations may include, without limitation, the Federal Trade Commission Act, the CCPA, the Canadian Personal Information Protection and Electronic Documents Act, Canada’s Anti-Spam Legislation, the EU GDPR, the EU GDPR as it forms part of United Kingdom (“UK”) law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR”), and the Payment Card Industry Data Security Standard (“PCI DSS”). Several states within the United States have enacted or proposed privacy, data protection, and security laws and we expect more states to pass similar laws in the future. Additionally, we are, or may become, subject to various U.S. federal and state consumer protection laws which require us to publish statements that accurately and fairly describe how we handle personal information and choices individuals may have about the way we handle their personal information.
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
Foreign privacy, data protection, and security laws (including but not limited to the EU GDPR and UK GDPR) impose significant and complex compliance obligations on entities that are subject to those laws. As one example, the EU GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal information in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. These obligations may include limiting personal information processing to only what is necessary for specified, explicit, and legitimate purposes; requiring a legal basis for personal information processing; complying with specific requirements to process health-related data; requiring the appointment of a data protection officer in certain circumstances; increasing transparency obligations to data subjects; requiring data protection impact assessments in certain circumstances; limiting the collection and retention of personal information; increasing rights for data subjects; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal information; mandating notice of certain personal information breaches to the relevant supervisory authorities and affected individuals; and mandating the appointment of representatives in the UK and/or the EU in certain circumstances.
See the section titled Item 1A. Risk Factors for additional information about some of the laws and regulations to which we may become subject and about the risks to our business associated with such laws and regulations.
Our Customers
We have customers of all sizes, ranging from individuals to global organizations. We define a customer as a distinct account, which could include a team, company, educational or government institution, organization, or distinct business unit of a company, that is on a paid subscription plan, a free version, or a free trial of one of our paid subscription plans. A single organization may have multiple customers. We define a paying customer as a customer on a paid subscription plan. As of January 31, 2024, we had over 150,000 paying customers globally, representing an increase of more than 11,000 from January 31, 2023 and an increase of approximately 31,000 from January 31, 2022. Of those paying customers, 21,646 were Core customers, representing an increase of 2,214 paying customers from January 31, 2023 and an increase of 6,209 paying customers from January 31, 2022. Additionally, 607 of those paying customers spent $100,000 or more with us on an annualized basis, representing an increase of 101 paying customers from January 31, 2023 and an increase of 267 paying customers from January 31, 2022.
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
Product-led
To demonstrate the value of our platform to potential paying customers, we provide free trials of our paid Asana Advanced offering, in addition to our free Personal offering, for teams of up to 10 people. As individuals, teams, and their guests realize the productivity benefits we provide, Asana becomes an integral part of their day-to-day work and critical to helping them achieve their objectives.

Direct Sales
In conjunction with our product-led model, we have a targeted direct sales team focused on promoting new use cases, expanding our footprint within our existing customer base, and landing large enterprise accounts with a top-down motion. Our direct sales force has a global presence, and consists of sales teams focused primarily on accounts with expansion opportunities including department-specific and organization-wide use cases such as strategic planning, employee onboarding, and goal setting and tracking.
Marketing and Customer Success
We market our platform through owned properties, such as our website, first-party events like the Work Innovation Summit, third-party events, social media channels, media coverage, paid acquisition, and word of mouth to promote discovery and adoption. Every month millions of people visit asana.com, and hundreds of thousands of people register for the product. Our customers also have the ability to invite external parties to collaborate on specific Asana projects, which supports viral adoption of our platform.
We offer on-demand education available in-product and online, and via live learning courses as well as robust customer support available in six languages. We also offer our customers the option to partner with a list of managed service providers, consulting firms, and system integrators to help customize their account, onboard teams and run onsite training.
We engage in thought leadership through The Work Innovation Lab – a think tank by Asana that develops human-centered research to help businesses evolve today to meet the growing needs and challenges of the future of work.
Our global Asana community connects over 500,000 users to Asana and each other online and offline, and creates champions to help spread the word about Asana. Through the community, Asana users can become Ambassadors to deepen their Asana knowledge and inspire their teams, connect with peers in the online Forum, and attend in-person and online Asana on Tour community events to improve their Asana expertise.
Research and Development
Key to our success is the time, attention, and investment we place on continued innovation in our platform. We will continue to invest in expanding our product offerings and enhancing the features and functionality of our platform, particularly in the areas of AI, integrations, automation, functional workflows, security, and organization-wide use cases. We leverage the breadth of our customer base, and the diverse ways in which they use our platform, to recognize their needs quickly and guide future product development and innovation. Further, we ourselves are users—all of our employees are committed to using Asana internally, every single day—ensuring our entire organization is in touch with the platform’s capabilities and can rapidly identify or suggest improvements. Our research and development team is responsible for the design, development, testing, and delivery of solutions for our platform.
Our Competition
The market for work management platforms is increasingly competitive, fragmented, and subject to rapidly changing technology, shifting user and customer needs, new market entrants, and frequent introductions of new products and services. We compete with companies that range in size, from large and diversified with significant spending resources to smaller companies. Our competition addresses the project portfolio management, work management, goal management, and workflow management categories, including, but not limited to, solutions around collaboration, communication, and coordination.
Our competitors fall into the following groups: companies specifically offering work management solutions; companies offering productivity suites; and companies specializing in vertical, department-specific solutions.
We believe we compete favorably based on the following competitive factors:
•The Asana Work Graph®, our unique and differentiated data model;

•adaptability to a broad range of use cases;
•features and functionality of platform capabilities;
•developments and enhancements of work management solutions;
•customer service and support efforts;
•ease of use, performance, price, and reliability of solutions, including AI-powered features;
•scalability and security;
•brand strength; and
•our ability to create easy to use integrations for, and robust, effective partnerships with, other larger enterprise software solutions and tools.
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
As of January 31, 2024, we had been granted 71 U.S. patents, had 72 U.S. patent applications pending, and four notices of allowance. Our issued patents expire between January 2031 and May 2043. We have not applied for patents in foreign jurisdictions. We continually review our development efforts to assess the existence and patentability of new intellectual property. We pursue the registration of our domain names, trademarks, and service marks in the United States and in certain locations outside the United States.
Human Capital Management
We aim to be the change we want to see in the workplace. This strategy makes us a better company and contributes to the type of culture we want to work in: one of high impact and deep belonging.
We firmly believe that a strong and positive culture is the foundation for driving exceptional business results. As of January 31, 2024, our Glassdoor overall score sat at 4.2 out of 5.0, including an 87% approval rating of our CEO, and a 81% 5-star ratings distribution. During 2023, we were recognized with the following awards that highlight our unwavering dedication to co-creating an environment where our employees thrive and ultimately, drive the growth and success of our customers.
•Fortune and Great Place to Work’s Best Workplace in Technology, for the sixth year in a row (#19 for 2023);
•Fortune and Great Place to Work’s Best Workplace for Millennials, for the sixth year in a row (#8 for 2023);
•Fortune and Great Place to Work’s Best Workplace in the Bay Area, for the seventh year in a row;

•Inc’s Best Workplaces, for the sixth year in a row;
•Fast Company’s 2023 Best Workplaces for Innovators in the Enterprise category, and finally;
•People Magazine’s Companies Who Care (#90 for 2023).
In our most recent global employee engagement survey, 74% of our employees indicated they would recommend Asana as a great place to work and 74% reported feeling an overall sense of belonging.
Asana employed 1,840 people as of January 31, 2024, of which approximately 78% were located in the United States and approximately 22% were located internationally.
Diversity, Inclusion, and Belonging
We are committed to building a diverse, inclusive, and equitable workplace. We believe this drives employee engagement and growth, which helps us to achieve our business outcomes. In 2015, we created a dedicated diversity, inclusion, and belonging (“DIB”) function. Our DIB programs support every employee at Asana to thrive, enabling us to better serve the needs of our diverse customer base. Our DIB strategy can be broken down into three elements:
1.Building a strong foundation of support and resources for employees,
2.Recruiting and developing talent from traditionally underrepresented groups and backgrounds, and
3.Creating an environment that allows our employees to thrive and do their best work.
Build: We’re intentional about laying a foundation of support and resources for our employees to be successful including:
•Comprehensive DIB onboarding curriculum for new employees
•Mandatory anti-harassment training
•Bias awareness training
•Psychological safety workshops for managers and their teams
•Inclusive leadership workshops for managers
•16 weeks of parental leave, regardless of gender identity
•Inclusive fertility health and family forming benefits
Represent: We believe hiring and developing talent from underrepresented groups and backgrounds is a shared responsibility. Some examples of how we have taken on some of that responsibility here at Asana are detailed below.
•Establishing representation goals related to race/ethnicity and gender, across our functions
•Auditing and building equitable hiring processes
•Developing individual careers through AsanaUp, our apprenticeship program focused on providing pathways to roles at Asana for individuals from historically marginalized communities
•Inclusivity, Diversity, and Equity for Asana Leadership (“IDEAL”) Interviewing Policy, which ensures we interview at least one candidate from a traditionally underrepresented group and one non-male candidate for every leadership role
•Sponsorship and peer mentorship programs to support career growth

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
•Supporting and funding seven Employee Resource Groups (“ERGs”) each supported by an ERG Lead Sponsor (a senior member of our leadership team): AsanaWomen, AsanaWomen EMEA, Asanapac, Blacsana, Gradient, Raíz, and Team Rainbow. All ERG Leads also participate in an ERG Leadership Development program designed to strengthen leadership skills.
•Providing robust mental health and wellness benefits, including free therapy and mental health coaching sessions for all employees.
•Establishing a DIB Council, an internal group of cross-functional stakeholders including executive leaders that weigh in on and provide perspectives on various initiatives undertaken by the DIB team.
These DIB initiatives have helped us cultivate a diverse and inclusive workforce. As of January 31, 2024, of our global workforce approximately 42% identify as Caucasian, 36% identify as Asian, 6% identify as Hispanic or Latinx, 5% identify as Black or African American, 1% identify as Middle Eastern, 1% identify as Pacific Islander, and 1% identify as Native American, Alaskan, Indigenous. Additionally, of our global workforce, as of January 31, 2024, approximately 46% of our employees identify as female, 53% identify as male, and 1% identify as TGNC, which includes the categories of agender, gender non-conforming, genderqueer, transgender, and non-binary.
Additional information regarding our commitment to diversity and inclusion can be found on our website at https://asana.com/diversity-and-inclusion. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K.
Compensation and Benefits
We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We provide our employees with competitive cash compensation, opportunities for equity ownership at all levels of the organization, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives, including health care, retirement savings vehicles, and paid time off. Our compensation programs are designed to align employee interests with the long-term success of the company and to foster cross-business collaboration. As part of our promotion and retention efforts, we invest in ongoing leadership development through programs such as our Conscious Leadership training program, and encourage managers to utilize development offerings in our learning and development platform. In addition, we regularly conduct employee surveys to gauge employee engagement and identify areas of focus.
Pay Equity
We run a regression-based analysis of our pay by gender identity globally (where we are legally allowed to collect this data) and our pay by race/ethnicity in North America to ensure our compensation practices are equitable. We run this analysis in conjunction with our annual compensation review program conducted with the assistance of a third-party pay equity firm. We thoroughly investigate any inconsistencies identified in this analysis and have a dedicated budget maintained to remediate pay gaps that may be discovered in the course of these studies.
Corporate Information
We were incorporated under the laws of the state of Delaware in December 2008. Our principal executive offices are located at 633 Folsom Street, Suite 100, San Francisco, CA 94107. Our telephone number is (415) 525-3888. Our website address is https://asana.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K. The Asana logo, “Asana,” “Work Graph,” and our other registered or common law trademarks, service marks or trade names appearing in this Annual

Report on Form 10-K are the property of Asana, Inc. Other trade names, trademarks, and service marks used in this Annual Report on Form 10-K are the property of their respective owners.
Available Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information that we file with the SEC electronically. Copies of our reports on Form 10-K, Forms 10-Q, Forms 8-K, and amendments to those reports may also be obtained, free of charge, electronically through our investor relations website located at investors.asana.com as soon as reasonably practicable after we file such material with, or furnish it to, the SEC.
We announce material information to the public using SEC filings, press releases, public conference calls, and on the investor relations page of our website at https://investors.asana.com. We use these channels, as well as social media, including our X (formerly Twitter) account (@asana), our LinkedIn page (www.linkedin.com/company/asana), our Instagram account (@asana), our Facebook page (www.facebook.com/asana/), and Threads profiles (@asana and @moskov), to communicate with investors and the public about our company, our products and services and other matters. Therefore, we encourage investors, the media and others interested in our company to review the information we make public in these locations, as such information could be deemed to be material information. Information on or that can be accessed through our websites or these social media channels is not part of this Annual Report on Form 10-K, and the inclusion of our website addresses and social media channels are inactive textual references only.
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
We have experienced rapid growth in recent periods and we may not be able to achieve similar revenue growth rates in the future. Further, as we continue to operate in a new and rapidly changing category of work management software, widespread acceptance and use of our platform is critical to our future growth and success. We believe our revenue growth depends on a number of factors, including, but not limited to, our ability to:
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
•expand the features and capabilities of our platform, including the successful deployment of AI features in our product;
•provide excellent customer experience and customer support;
•maintain the security, privacy, and reliability of our platform or systems that process confidential data;
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
We have been growing rapidly in recent periods and, as a result, have a relatively short history operating our business at its current scale. Furthermore, we operate in an industry that is characterized by rapid technological innovation, intense competition, changing customer needs, and frequent introductions of new products, technologies, and services. In particular, advancements in technology such as AI and machine learning are changing the way people work by automating tasks, enhancing communication, and improving decision-making processes, and businesses that are slow to adopt these new technologies may face a competitive disadvantage. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in evolving industries. In addition, our future growth rate is subject to a number of uncertainties, such as general macroeconomic and market conditions, including rising interest rates, inflation, actual or anticipated bank failures, instability in financial markets, and economic downturns or recessions in the regions in which we do business. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in the market, or if we do not address these risks successfully, our results of operations could differ materially from our expectations, and our business, results of operations, and financial condition would suffer.
We have a history of losses, and we may not be able to achieve profitability or, if achieved, sustain profitability.
We have incurred net losses in each fiscal year since our founding. We generated net losses of $257.0 million and $407.8 million for the fiscal years ended January 31, 2024 and January 31, 2023, respectively. As of January 31, 2024, we had an accumulated deficit of $1,494.6 million. We do not expect to be profitable in the near future, and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. These losses reflect, among other things, the significant investments we made to develop and commercialize our platform, serve our existing customers, and broaden our customer base.
We expect to continue to make future investments and expenditures related to the growth of our business, including:
•strategic investment in our sales and marketing activities;
•continued investments in research and development to introduce new features and enhancements to our platform, including integration of AI in our product;
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
•the timing and success of new features, integrations, capabilities, and enhancements by us to our platform, or by our competitors to their products, including the development and deployment of AI driven features, or any other changes in the competitive landscape of our market;
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
•health epidemics, such as influenza, and other highly communicable diseases or viruses; and
•general economic conditions in either domestic or international markets, including geopolitical uncertainty and instability and their effects on software spending.
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
To increase our revenues and achieve profitability, we must increase our customer base through various methods, including but not limited to, adding new customers, converting individuals, teams, and organizations using our free and trial versions into paying customers, and expanding usage within organizations. We encourage customers on our free and trial versions to upgrade to paid subscription plans. Additionally, we seek to expand within organizations by adding new customers, having organizations upgrade to our Advanced, Enterprise or Enterprise+ plans, or expanding their use of our platform into other departments within an organization. While we have experienced significant growth in the number of customers, we do not know whether we will continue to achieve similar customer growth rates in the future. Numerous factors may impede our ability to add new customers, convert individuals, teams, and organizations using our free and trial versions into paying customers, expand usage within organizations, and sell subscriptions to our platform, including but not limited to, our failure to attract and effectively train new sales and marketing personnel, failure to retain and motivate our current sales and marketing personnel, failure to develop or expand relationships with partners, failure to compete effectively against alternative products or services, failure to successfully deploy new features and integrations, failure to provide a quality customer experience and customer support, or failure to ensure the effectiveness of our marketing programs. Additionally, as we focus on increasing our sales to larger organizations, we will be required to deploy sophisticated and costly sales efforts, which may result in longer sales cycles, greater competition, and less predictability in completing some of our sales. In the large enterprise market, the customer’s decision to use our platform can sometimes be an enterprise-wide decision, in which case, we will likely be required to provide greater levels of customer education to familiarize potential customers with the use and benefits of our platform, as well as training and support. In addition, larger enterprise organizations may demand more customization, integration and support services, and features. As a result of these factors, these sales opportunities may require us to devote greater sales, research and development, and customer support resources to these customers, resulting in increased costs, lengthened sales cycles, and diversion of our own sales and professional services resources to a smaller number of larger customers. If our efforts to sell to organizations of all sizes are not successful or do not generate additional revenues, our business, results of operations, and financial condition would suffer.
In addition, we believe that many of our new customers originate from word-of-mouth and other non-paid referrals from existing customers, so we must ensure that our existing customers remain loyal to our platform in order to continue receiving those referrals. Our ability to attract new customers and increase revenues from existing paying customers depends in large part on our ability to continually enhance and improve our platform and the features, integrations, and capabilities we offer, and to introduce compelling new features, integrations, and capabilities that reflect the changing nature of our market in order to maintain and improve the quality and value of our platform. Accordingly, we must continue to invest in research and development and in our ongoing efforts to improve and enhance our platform. The success of any enhancement to our platform depends on several factors, including timely completion and delivery, competitive pricing and packaging, adequate quality testing, integration with new and existing technologies, including AI, and overall market acceptance. Any new features, integrations, and capabilities that we develop may not be introduced in a timely or cost-effective manner, may contain errors, failures, vulnerabilities, or bugs, or may not achieve the market acceptance necessary to generate significant revenues. We may have limited insight into the privacy, data protection, or security practices of third-party data suppliers for our AI algorithms.
Moreover, our business is subscription based, and customers are not obligated to and may not renew their subscriptions after their existing subscriptions expire, and we cannot ensure that customers will renew subscriptions with a similar contract period, with the same or greater number of users, or for the same level of subscription plan or upgrade their subscription plan. Customers may or may not renew their subscription plans as a result of a number of factors, including their satisfaction or dissatisfaction with our platform, our pricing or pricing structure, the pricing or capabilities of the products and services offered by our competitors, the effects of general economic conditions including a downturn or recession, rising inflation and rising interest rates, or customers’ budgetary constraints. If customers do not renew their subscriptions, renew on less favorable terms, or fail to add more individuals, teams, and organizations, or if we fail to upgrade individuals, teams, and organizations from our free or trial plans to our paid subscription plans, or expand the adoption of our platform within organizations, our revenues may decline or grow less quickly than anticipated, which would harm our business, results of operations, and financial condition. The current macroeconomic environment, including rising interest rates, instability in financial markets, bank failures, and headwinds for technology customers, may impact the adoption of our platform generally and our success in engaging with new customers and expanding relationships with existing customers may be impacted by these conditions. If our customers are materially negatively impacted by these factors, such as being unable to access their existing cash to fulfill their payment obligation to us due to future bank failures, our business could be negatively impacted. As a result of these macroeconomic conditions, and any corresponding actions customers may take to manage costs, we have experienced and may continue to experience longer sales cycles, and we may continue to experience a reduction in renewal rates, as well as reduced customer spend and delayed payments that could materially impact our business, results of operations, and financial condition in future periods. While we believe our revenues are relatively predictable in the near-term as a result of our subscription-based business model, the effect of macroeconomic uncertainties may not be fully reflected in our operating results and overall financial performance until future periods. If we fail to predict customer demands, fail to sufficiently account for the impact of macroeconomic conditions on our sales projections, or fail to attract new customers and maintain and expand new and existing customer relationships, our revenues may grow more slowly than expected, may not grow at all, or may decline, and our business may be harmed.

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
We derive, and expect to continue to derive, substantially all of our revenues from a single solution. As such, the continued growth in market demand for and market acceptance, including international market acceptance, of our platform is critical to our continued success. Demand for our platform is affected by a number of factors, some of which are beyond our control, such as the rate of market adoption of work management solutions; the timing of development and release of competing new products; the development and acceptance of new features, integrations, and capabilities for our platform, including features, integrations, or capabilities that utilize AI; price, product, and service changes by us or our competitors; technological changes and developments within the markets we serve; growth, contraction, and rapid evolution of our market; and general economic conditions and trends including a downturn or recession, rising inflation, and rising interest rates. If we are unable to continue to meet the demands of individuals, teams, and organizations or trends in preferences for work management solutions or to achieve more widespread market acceptance of our platform, our business, results of operations, and financial condition would be harmed. Changes in preferences of our current or potential customers may have a disproportionately greater impact on us than if we offered multiple products. In addition, some current and potential customers, particularly larger organizations, may develop or acquire their own tools or continue to rely on traditional tools and software for their work management solutions, which would reduce or eliminate their demand for our platform. If demand for our platform declines for any of these or other reasons, our business, results of operations, and financial condition would be adversely affected.
If the market for work management solutions develops more slowly than we expect or declines, our business would be adversely affected.
It is uncertain whether work management solutions will achieve and sustain high levels of customer demand and market acceptance given the relatively early stage of development of this market. Our success will depend to a substantial extent on the widespread adoption of work management solutions generally. Individuals and organizations may be reluctant or unwilling to migrate to work management solutions from spreadsheets, email, messaging, and legacy project management tools. It is difficult to predict adoption rates and demand for our platform, the future growth rate and size of the market for work management solutions, or the entry of competitive offerings. The expansion of the work management solutions market depends on a number of factors, including the cost, performance, and perceived value associated with work management solutions. If work management solutions do not achieve widespread adoption, or there is a reduction in demand for work management solutions caused by a lack of customer acceptance, technological challenges including the successful integration of AI in our product, weakening economic conditions, privacy, data protection, or security concerns, competing technologies and products, decreases in corporate spending, or otherwise, it could result in decreased revenues, and our business, results of operations, and financial condition would be adversely affected.
We operate in a highly competitive industry, and competition presents an ongoing threat to the success of our business. Our ability to compete and ensure our success requires developments in our technology, including the successful deployment of artificial intelligence in our product.
The market for work management solutions is increasingly competitive, fragmented, and subject to rapidly changing technology, shifting user and customer needs, new market entrants, and frequent introductions of new products and services. We compete with companies that range in size from large and diversified with significant spending resources to smaller companies. Our competition addresses the project portfolio management, work management, goal management, and workflow management categories, including, but not limited to, solutions around collaboration, communication, and coordination. Our competitors generally fall into the following groups: companies specifically offering work management solutions, companies offering productivity suites, and companies specializing in vertical solutions that address a portion of our market.
We believe that our ability to compete depends upon many factors both within and beyond our control, including the following:
•rapid developments in our technology, including the successful deployment of AI in our product;
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
Many of our current and potential competitors may have longer operating histories, greater brand name recognition, stronger and more extensive partner relationships, significantly greater financial, technical, marketing, and other resources, lower labor and development costs, and larger customer bases than we do. These competitors may engage in more extensive research and development efforts, incorporate AI or machine learning to more significantly improve their product offerings, undertake more far-reaching marketing campaigns, and adopt more aggressive pricing policies that will allow them to build larger customer bases than we have. In addition, some of our potential customers may elect to develop their own internal applications for their work management needs. Our competitors may also offer their products and services at a lower price, may offer price concessions, delayed payment terms, financing terms, or other terms and conditions that are more enticing to potential customers.
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
If our information technology systems, or those of third parties upon which we rely, or our data are or were compromised or operate in an unintended way, we could experience adverse consequences, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.
Operating our business and platform involves the collection, processing, storage, and transmission of sensitive, regulated, proprietary and confidential information, including our personal information and business information and those of our customers. As a result, we and the third parties upon which we rely face a variety of evolving threats, including but not limited to ransomware attacks, which could cause security incidents. Security incidents can compromise the confidentiality, integrity, and availability of this information or our systems. Such incidents could include, but are not limited to, cyber-attacks, software bugs and vulnerabilities, malicious internet-based activity, online and offline fraud, server malfunctions, software or hardware failures, malicious code, malware (including as a result of advanced persistent threat intrusion), viruses, social engineering (including through deep fakes, which may become increasingly more difficult to identify, and phishing attacks), ransomware, supply chain attacks and vulnerabilities through our third-party partners, denial-of-service attacks, credential stuffing, credential harvesting, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fire, floods, attacks enhanced or facilitated by AI, and other similar threats, efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations, threat actors, “hacktivists,” organized criminal threat actors, errors or malfeasance of our personnel, misconfiguration, and security vulnerabilities in the software or systems on which we rely.
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

We may expend significant resources or modify our business activities to try to protect against security incidents. Additionally, certain privacy, data protection, and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and confidential, proprietary, and sensitive information.
While we have implemented security measures designed to protect against or remediate for a security incident, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems. We may not, however, be able to detect and remediate all vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident. Additionally, we rely on or partner with third-party vendors and systems that have made representations as to their security measures but there can be no assurance that they will maintain their own security measures appropriately. Breaches of our security measures or those of our third-party service providers, including supply chain attacks or other threats to our business operations, could result in unauthorized access to our sites, networks, systems, and accounts; unauthorized access to, and misappropriation of, individuals’ personal information or other sensitive, confidential or proprietary information of ourselves, our customers, or other third parties; viruses, worms, spyware, or other malware being served from our platform, mobile application, networks, or systems; deletion or modification of content or the display of unauthorized content on our platform; interruption, disruption, or malfunction of operations or our ability to provide our services; costs relating to breach remediation, deployment of additional personnel and protection technologies, and response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; or litigation, regulatory action, and other potential liabilities.
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
Any compromise or breach of our security measures, or those of our third-party service providers, could also violate applicable privacy, data protection, security, and other laws, and cause significant legal and financial exposure, adverse publicity, and a loss of confidence in our security measures, which could have a material adverse effect on our business, results of operations, and financial condition. Applicable privacy, data protection, and security obligations may also require us to notify relevant stakeholders, such as governmental authorities, partners, customers, investors, and affected individuals, of security breaches or incidents. Such notifications may involve inconsistent requirements and are costly, and the notifications or the failure to comply with such requirements could lead to adverse consequences.
If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing confidential, proprietary, and sensitive data (including personal information); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.
Additionally, our contracts may not contain limitations of liability, and even when they do, there can be no assurance that the limitations of liability in our contracts are sufficient to protect us from liabilities, claims, or damages if we fail to comply with applicable obligations related to privacy, data protection, or security. We also cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy, data protection, and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.
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
Furthermore, any sensitive information (including regulated, proprietary and confidential information, including personal information and business information) that we input into a third-party generative artificial intelligence platform could be leaked or disclosed to others, including if sensitive information is used to train the third parties’ artificial intelligence model. Additionally, where an artificial intelligence model ingests personal information and makes connections using such information, those technologies may reveal other personal or sensitive information generated by the model.
Our use of AI and machine learning technologies in our product and operations gives rise to legal, business, and operational risks. Legal, regulatory, social and ethical issues relating to the use of AI and machine learning technologies in our product and business may result in reputational harm and liability.
Our platform integrates generative AI and machine learning technology into certain features that we offer to our customers. The rapid evolution of AI and machine learning technologies require dedicated resources to develop, test, and maintain our product offerings and to help responsibly integrate such technologies into certain features to minimize unintended or harmful impacts to our customers. Uncertainty around new and emerging AI and machine learning technologies may require additional investment in the development of proprietary datasets, machine learning models, and systems to test for accuracy, bias, and other variables, which are often complex, may be costly, and could impact our profit margin as we expand the use of AI and machine learning technologies in our products. There are significant risks involved in developing, maintaining, and deploying these technologies internally and/or to customers and there can be no assurance that such technologies will enhance our products or benefit our customers or business.
Our ability to continue to develop or use such technologies may be dependent on our access to technology offered by vendors and specific third-party software and infrastructure providers, such as processing hardware or third-party AI models, and we cannot control the quality, availability, or cost of such vendor offerings or third-party software and infrastructure offerings. We face competition from other companies in our industry who use similar machine learning technologies. Failure to offer or deploy new AI or machine learning technologies as quickly or effectively as our competitors could adversely affect our business.
In addition, market acceptance and consumer perceptions of AI and machine learning technologies are currently fast-evolving and therefore remain uncertain. For example, AI technologies, including generative AI, may create content or information that appears correct but is factually inaccurate or flawed. The use of AI technologies also presents emerging ethical and social issues. If we enable or offer solutions that draw scrutiny or controversy due to their perceived or actual negative impact on our customers, we may experience brand or reputational harm, competitive disadvantages, consumer complaints, legal liability, and other adverse consequences, any of which could materially adversely affect our business, results of operations, and financial condition.

If we fail to manage our technical operations infrastructure, or experience service outages, interruptions, or delays in the deployment of our platform, our results of operations may be harmed.
We have experienced, and may in the future experience, system slowdowns and interruptions. In addition, continued growth in our customer base could place additional demands on our platform and could cause or exacerbate slowdowns or interrupt the availability of our platform. If there is a substantial increase in the volume of usage on our platform, we will be required to further expand and upgrade our technology and infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our platform or expand and upgrade our systems and infrastructure to accommodate such increases on a timely basis. In such cases, if our users are not able to access our platform or encounter slowdowns when doing so, we may lose customers or partners. In order to remain competitive, we must continue to enhance and improve the responsiveness, functionality, and features of our platform. Our disaster recovery plan may not be sufficient to address all aspects or any unanticipated consequence or incidents, and our insurance may not be sufficient to compensate us for the losses that could occur.
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
The software technology underlying and integrating with our platform is inherently complex and may contain material defects or errors. Errors, failures, vulnerabilities, or bugs have in the past, and may in the future, occur in our platform and mobile application, especially when updates are deployed or new features, integrations, or capabilities are rolled out. Any such errors, failures, vulnerabilities, or bugs may not be found until after new features, integrations, or capabilities have been released. Furthermore, we will need to ensure that our platform can scale to meet the evolving needs of customers, particularly as we increase our focus on larger teams and organizations. Real or perceived errors, failures, vulnerabilities, or bugs in our platform and mobile application could result in an interruption in the availability of our platform, negative publicity, unfavorable user experience, loss or leaking of personal information and data of organizations, loss of or delay in market acceptance of our platform, loss of competitive position, regulatory fines, or claims by organizations for losses sustained by them, all of which would harm our business, results of operations, and financial condition.

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
To execute our business model, we must attract and retain highly qualified personnel. Competition for executive officers, software engineers, sales personnel, and other key personnel in our industry and in the San Francisco Bay Area, where our headquarters is located, and in other locations where we maintain offices, is intense. As we become a more mature company, we may find our recruiting efforts more challenging. The incentives to attract, retain, and motivate employees provided by our equity awards, or by other compensation arrangements, may not be as effective as in the past. Additionally, increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. Employee salaries and benefits expenses have increased as a result of economic growth and increased demand for business services among other wage-inflationary pressures and we cannot assure you that they will not continue to rise. Many of the companies with which we compete for experienced personnel have greater resources than we have. Our recruiting efforts may also be limited by laws and regulations, such as restrictive immigration laws, and restrictions on travel imposed by certain governments, as well as delays in processing or a lack of availability of visas. In addition, our past and future restructuring efforts may adversely affect our ability to attract and retain employees. If we do not succeed in attracting excellent personnel or retaining or motivating existing personnel, we may be unable to innovate quickly enough to support our business model or grow effectively.
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
For the fiscal year ended January 31, 2024, 39% of our revenues were generated from customers outside the United States. We have operations in multiple cities globally. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. In addition, we will face risks in doing business internationally that could adversely affect our business and results of operations, including:
•the need to localize and adapt our platform for specific countries, including translation into foreign languages and associated expenses;
•privacy and data protection laws that impose different and potentially conflicting obligations with respect to how personal information is processed or require that customer data be stored in a designated territory;
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
•compliance challenges related to the complexity of multiple, conflicting, and changing governmental laws and regulations, including employment, tax, sanctions, privacy, data protection, and security laws and regulations;
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
In addition, armed conflicts such as Russia’s military invasion of Ukraine and the armed conflict in Israel and the Gaza Strip have created potential global security concerns that could impact operations in our global offices in affected regions and could also impact regional and global economies, either of which could adversely affect our business.
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
We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, industry standards, policies and other obligations related to artificial intelligence, privacy, data protection, and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.
We receive, process, store, and use business and personal information belonging to individuals who interact with Asana, including our users and prospective, current, and former customers. There are numerous federal, state, local, and foreign laws and regulations regarding privacy, data protection, security and the storing, sharing, use, processing, disclosure, and protection of business and personal information. These laws continue to evolve in scope and are subject to differing interpretations, and may contain inconsistencies or pose conflicts with other legal requirements. Preparing for and attempting to comply with these laws and other obligations requires significant resources and, potentially, changes to our technologies, systems, and practices and those of any third parties that process personal information on our behalf.
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
Foreign privacy, data protection, and security laws have become more stringent in recent years, are undergoing a period of rapid change, and may increase the costs and complexity of offering our products and services in new and existing geographies. For example, the European Union’s General Data Protection Regulation 2019/679 (“the EU GDPR”), the EU GDPR as it forms part of United Kingdom (“UK”) law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR”), Australia’s Privacy Act, and Canada’s Personal Information Protection and Electronic Documents Act, impose strict requirements for processing personal information. European privacy, data protection, and security laws, including the EU GDPR and UK GDPR impose significant and complex burdens on processing personal information, provide for robust regulatory enforcement, and contemplate significant penalties for noncompliance. Non-compliance with the EU GDPR and UK GDPR can trigger fines of up to the greater of €20 million (£17.5 million for the UK GDPR) or 4% of our global revenues, restrictions or prohibitions on data processing, and exposure to private right of action and enforcement mechanisms including extensive audit and inspection rights, or private litigation related to processing of personal information brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
Globally, certain jurisdictions have enacted data residency or data localization laws and have imposed requirements for cross-border transfers of personal information. For example, the cross-border transfer landscape in Europe is currently unstable and other countries outside of Europe have enacted or are considering enacting cross-border data transfer restrictions and laws requiring data residency or other restrictions around the location of the storage and processing of data, which could increase the cost and complexity of doing business. The EU GDPR generally restricts the transfer of personal information to countries outside of the EEA, such as the United States, which are not considered by the European Commission to provide an adequate level of privacy, data protection, and security. In addition, Swiss and UK law contain similar data transfer restrictions as the EU GDPR. Although there are currently valid mechanisms available to transfer data from the EEA and the UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges and there remains some uncertainty regarding the future of these cross-border data transfers. If we cannot implement a valid compliance mechanism for cross-border personal information transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from the EEA, UK, or elsewhere. Inability to import personal information to the United States may significantly and negatively impact our business operations, including limiting our ability to collaborate with service providers, contractors, and other companies subject to European and other privacy, data protection, and security laws; or requiring us to increase our data processing capabilities in Europe or elsewhere at significant expense.
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
In addition to the European Union, a growing number of other global jurisdictions, such as Brazil, Japan, India and Canada, are considering or have passed legislation implementing privacy, data protection, and security requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our platform, particularly as we expand our operations internationally. Some of these laws, such as the General Data Protection Law in Brazil, or the Act on the Protection of Personal Information in Japan, impose similar obligations as those under the EU GDPR.
Domestic privacy, data protection, security, and consumer protection legislation is also becoming increasingly common in the United States. In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal information such as the right to access, correct, or delete certain personal information, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal information, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”) requires companies that process information of consumers, business representatives, and employees who are California residents to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain individual privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in other states and at the federal and local levels, and we expect more states to pass similar laws in the future. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging, and increase legal risk and compliance costs for us and the third parties upon whom we rely.
Furthermore, the Federal Trade Commission and many state attorneys general continue to enforce federal and state consumer protection laws against companies and individuals for online data collection, use, dissemination, and security and privacy practices that appear to be unfair or deceptive. We also publish privacy policies, marketing materials, and other statements, such as compliance with certain certifications or self-regulatory principles, regarding privacy, data protection, and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may become subject to investigation, enforcement actions by regulators, or other adverse consequences.
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
We use artificial intelligence, including generative artificial intelligence, in our products and services. The development and use of artificial intelligence present various privacy, data protection, and security risks that may impact our business. Artificial intelligence technology is subject to existing privacy, data protection, and security laws, and may be subject to additional new laws and regulations. For example, several countries, states and localities have proposed or enacted measures related to the use of artificial intelligence technologies in products and services, including the EU’s AI Act. The effects of these regulations are difficult to predict and we expect other jurisdictions to adopt similar laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal information) and regulate automated decision making, which may be incompatible with our use of artificial intelligence. These obligations may make it harder for us to conduct our business using artificial intelligence, lead to regulatory fines or penalties, require us to change our business practices, retrain our artificial intelligence, or prevent or limit our use of artificial intelligence. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of artificial intelligence where they allege the company has violated privacy and/or consumer protection laws. If we cannot use artificial intelligence or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.
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
On November 7, 2022, we entered into an agreement with several banks and other financial institutions or entities for which Silicon Valley Bank (“SVB”) acted as issuing lender, administrative agent and collateral agent, under which we may incur loans in an aggregate principal amount not to exceed $150 million, consisting of a term loan facility in an aggregate principal amount equal to $50 million and a revolving loan facility in an aggregate principal amount of up to $100 million, including a $30 million letter of credit sub-facility (collectively and as amended on April 13, 2023, the “November 2022 Senior Secured Credit Facility”). On March 27, 2023, First Citizens BancShares, Inc. (“First Citizens”) announced that it had entered into an agreement to purchase assets and liabilities of SVB, inclusive of our November 2022 Senior Secured Credit Facility. We continue to have the ability to make additional borrowings under the November 2022 Senior Secured Credit Facility, which is now held by SVB as a division of First Citizens.
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
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the American Institute of Certified Public Accountants, the Securities and Exchange Commission (“SEC”), and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.
A failure to establish and maintain an effective system of disclosure controls and internal control over financial reporting, could adversely affect our ability to produce timely and accurate financial statements or comply with applicable regulations.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and investments to strengthen our accounting systems. If any of these new or improved controls and systems do not perform as expected, we may experience material weaknesses in our controls. In addition to our results determined in accordance with generally accepted accounting principles (“GAAP”), we believe certain non-GAAP measures may be useful in evaluating our operating performance. We present certain non-GAAP financial measures in this Annual Report on Form 10-K and intend to continue to present certain non-GAAP financial measures in future filings with the SEC and other public statements. Any failure to accurately report and present our non-GAAP financial measures could cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock.
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
Catastrophic events, health epidemics, or geopolitical conflicts may disrupt our business.
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could harm our business. In particular, health crises, such as the COVID-19 pandemic, and international conflicts, such as the invasion of Ukraine by Russia or the armed conflict in Israel and the Gaza Strip, including the reactions of governments, markets, and the general public, may result in a number of adverse consequences for our business, operations, and results of operations, both worldwide and in our offices in affected regions, many of which are beyond our control.
We have our headquarters and a large employee presence in San Francisco, California, and the west coast of the United States contains active earthquake zones. In the event of a major earthquake, hurricane, or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our platform development, lengthy interruptions in our platform, breaches of security, and loss of critical data, all of which would harm our business, results of operations, and financial condition. Acts of terrorism would also cause disruptions to the internet or the economy as a whole. In addition, the insurance we maintain would likely not be adequate to cover our losses resulting from disasters or other business interruptions. Our disaster recovery plan may not be sufficient to address all aspects or any unanticipated consequence or incident, and our insurance may not be sufficient to compensate us for the losses that could occur.

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
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business, including those related to privacy, data protection, and security in the United States or globally;
•lawsuits threatened or filed against us;
•other events or factors, including bank failures, war, incidents of terrorism, or responses to these events;
•health epidemics, such as influenza, and other highly communicable diseases or viruses; and
•sales, purchases, or expectations with respect to such transactions, of shares of our Class A common stock by us or our security holders, particularly by our founders, directors, executive officers, and principal stockholders, none of whom are subject to any contractual lock-up agreement or other contractual restrictions on transfer.
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
Dustin Moskovitz, our co-founder, President, Chief Executive Officer, Chair, and largest stockholder, beneficially owns a significant percentage of our outstanding Class A common stock and Class B common stock, together representing a majority of the voting power of our capital stock as of January 31, 2024. Mr. Moskovitz could exert substantial influence over matters requiring approval by our stockholders. This concentration of ownership may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
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
We cannot predict whether our dual class structure will result in a lower or more volatile trading price of our Class A common stock on the NYSE and the LTSE, in adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it would require new constituents of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders. Under such policies, the dual class structure of our common stock may make us ineligible for inclusion in certain indices. As a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices may not invest in our Class A common stock if we are not included and the trading price of our Class A common stock could be adversely affected. Previously, S&P Dow Jones also excluded companies utilizing dual or multi-class capital structures from its indices, including the S&P 500, the S&P MidCap 400, and the S&P SmallCap 600, which together make up the S&P Composite 1500. However, in April 2023, it reversed this policy and announced that companies with dual or multi-class capital structures will again be eligible for inclusion on its indices. We cannot be sure that this policy, or the policies of other indices, will not change further and make us ineligible for inclusion on indices in the future.
In addition, institutional investors and certain investment funds may also be precluded, reluctant or unwilling to invest in entities with multiple class structures due to a lack of ability to meaningfully influence corporate affairs had policies through voting. Such restrictions, reluctance and unwillingness may make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.
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
There are provisions in our restated certificate of incorporation and amended and restated bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control were considered favorable by our stockholders. These anti-takeover provisions include:
•a classified board of directors so that not all members of our board of directors are elected at one time;
•the ability of our board of directors to determine the number of directors and to fill any vacancies and newly created directorships;
•a requirement that our directors may only be removed for cause;
•a prohibition on cumulative voting for directors;
•the requirement of a super-majority to amend some provisions in our restated certificate of incorporation and amended and restated bylaws;
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
Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibit a person who owns 15% or more of our outstanding voting stock from merging or combining with us for a three-year period beginning on the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. Any provision in our restated certificate of incorporation, our amended and restated bylaws, or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock, and could also affect the price that some investors are willing to pay for our Class A common stock.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We have implemented and maintain a formal information security management program designed to identify, assess, and manage material risks from cybersecurity threats to our critical networks, services, and data. Our information security management program includes a dedicated security team led by our Head of Security that is responsible for implementing security controls and monitoring for suspicious activity. Our information security management program also includes a cybersecurity risk management process which aims to identify and assess material risks from cybersecurity threats, including from vulnerabilities within Asana systems and new and emerging threats to Company operations by using automated and manual tools, subscribing to and analyzing reports and services that identify certain cybersecurity threats, conducting scans of certain environments, evaluating our and our industry’s risk profile, evaluating threats reported to us, and conducting audits and threat assessments.
We consider our information security management program and the cybersecurity governance structure described below to be part of our overall enterprise risk management program.
Depending on the nature of the environment, system and/or data, we implement and maintain various technical and organizational measures, processes, standards and/or policies designed to manage and mitigate cybersecurity risks, including, for example, as may be appropriate: employee training, software design review, static code analysis, coordinated vulnerability disclosure and bug bounty program, penetration testing performed by an outside assessment firm, vulnerability scanning and management, endpoint and network security monitoring, access controls, vendor risk management, asset management, and software updates and patching.
We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including as applicable to our environments, systems, and data. These third-party service providers may include, but are not limited to, cybersecurity consultants, cybersecurity software providers, cybersecurity assessment firms, and forensic investigators.
To operate our business, we also use third-party vendors to perform a variety of functions, including but not limited to, developing aspects of our platform, hosting and delivering our platform and related services, supporting the sale and marketing of our products and services, and providing technical and customer support. Depending on the nature of the services provided, the sensitivity of the systems and data at issue, and the identity of the vendor, our vendor management process may involve different measures designed to help identify, assess, and manage cybersecurity risks associated with the vendor, such as conducting risk assessments and re-assessments, reviewing of the vendor’s security program, and imposing contractual cybersecurity-related obligations on the vendor. For example, our security, privacy, and IT teams may review the vendor’s security protocols, data retention policies and privacy policies, privacy practices, and security track record, and advise on implementation best practices.
See the section titled Item IA. Risk Factors, including “If our information technology systems, or those of third parties upon which we rely, or our data are or were compromised or operate in an unintended way, we could experience adverse consequences, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences”, for additional information about the risks from cybersecurity threats that may materially affect our business.
Governance
The Audit Committee of our Board of Directors is responsible for assisting the Board in overseeing the Company’s risk assessment and risk management processes, including risks related to cybersecurity and data privacy. Our Head of Security, who reports to our Head of Engineering and works with other members of management, manages the Company’s cybersecurity program. Our Head of Security holds a master’s degree in computer engineering from the Rochester Institute of Technology and has over 15 years of cybersecurity experience. Our Head of Engineering holds a master’s degree in computer science from the University of Illinois Urbana-Champaign and has nearly two decades of leadership experience at technology companies overseeing key engineering functions. Our Head of Security provides regular updates to the Audit Committee and the Board on cybersecurity risks faced by the Company and the Company’s processes for risk identification, assessment, and management.
Our management team is involved in assessing and managing the Company’s material risks from cybersecurity threats, including by hiring appropriate personnel, considering cybersecurity risk in our enterprise risk management strategy, helping prepare for cybersecurity incidents, and participating in the cybersecurity incident response and remediation process for incidents escalated to it including determining materiality. Our management that is involved in these processes includes our Head of Security, Head of Global Privacy, Head of Engineering, Head of Enterprise Technology & IT, Chief Business Officer, Chief Financial Officer, and General Counsel. Management also escalates, as appropriate, reports relating to cybersecurity incidents or threats to the Audit Committee.
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
Holders of Record
As of March 1, 2024, we had 122 holders of record of our Class A common stock and 14 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held in street name by brokers and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these holders of record.
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
The following graph compares (i) the cumulative total stockholder return on our Class A common stock from September 30, 2020 (the date our Class A common stock commenced trading on the NYSE) through January 31, 2024 with (ii) the cumulative total return of the Standard & Poor's (S&P) 500 Index and the Standard & Poor’s Information Technology Index over the same period, assuming the investment of $100 in our Class A common stock and in both of the other indices on September 30, 2020 and the reinvestment of dividends. The graph uses the closing market price on September 30, 2020 of $28.80 per share as the initial value of our Class A common stock. As discussed above, we have never declared or paid a cash dividend on our Class A common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

Stock Performance Graph
200.00
150.00
100.00
50.00
0.00
09/30/2020
01/31/2021
01/31/2022
01/31/2023
01/31/2024
Asana, Inc.
S&P 500 Index
S&P 500 Information Technology Index

Unregistered Sales of Equity Securities
None.
Issuer Purchase of Equity Securities
None.
Item 6. [Reserved]

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
Overview
Asana is a leading work management software platform with an enterprise focus that helps organizations drive strategic initiatives and automate work in one place. Over 150,000 paying customers use Asana to automate complex operational workflows like product launches and employee onboarding, resource planning, tracking company-wide strategic initiatives and more. Our secure and scalable platform with AI-powered features adds structure to unstructured work, creating clarity, accountability, and impact for everyone within an organization—executives, department heads, team leads, and individuals—so everyone understands exactly who is doing what, by when, and why.
Asana is flexible and applicable to virtually any use case across departments and organizations of all sizes. We designed our platform to be easy to use and intuitive to all users, regardless of role or technical proficiency. Our platform allows users to work the way they want with the interface that is right for them, using lists, calendars, boards, timelines, and workload, all while providing trusted scalability and reliability.
We have experienced rapid growth in recent periods. Our revenues were $652.5 million, $547.2 million, and $378.4 million for fiscal 2024, fiscal 2023, and fiscal 2022, respectively, representing growth of 19% and 45% for fiscal 2024 and fiscal 2023, respectively. As of January 31, 2024, we had 1,840 employees, representing growth of 3% since January 31, 2023. We had a net loss of $257.0 million, $407.8 million, and $288.3 million for fiscal 2024, fiscal 2023, and fiscal 2022, respectively.
Since our inception, over 55.0 million users have registered on Asana and millions of teams in virtually every country around the world have used Asana. As of January 31, 2024, we had over 3 million paid users.
Key Business Metrics
We believe that our growth and financial performance are dependent upon many factors, including the key factors described below.
Paying Customers
We are focused on continuing to grow the number of customers that use our platform, and specifically on growing the number of customers spending over $5,000 on an annualized basis (“Core customers”), and those spending over $100,000 on an annualized basis. Our operating results and growth opportunity depend, in part, on our ability to attract new customers and scale within those same organizations. We believe we have significant greenfield opportunities among addressable customers worldwide and we will continue to invest in our research and development and our sales and marketing organizations to address this opportunity.
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
As of January 31, 2024, we had 21,646 Core customers contributing approximately 71% of revenues for the fiscal year then ended. As of January 31, 2023, we had 19,432 Core customers who contributed approximately 70% of revenue for the fiscal year then ended.
As of January 31, 2024 and 2023, we had 607 and 506 customers spending over $100,000 on an annualized basis, respectively.
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
As of January 31, 2024 and 2023, our dollar-based net retention rate was over 100% and over 115%, respectively.
As of January 31, 2024 and 2023, our dollar-based net retention rate for our Core customers was 105% and over 120%, respectively. Our dollar-based net retention rate for customers spending over $100,000 on an annualized basis for the same periods was 115% and over 135%, respectively.
Current Economic Conditions
Global macroeconomic events including elevated inflation, the U.S. Federal Reserve raising interest rates, bank failures, supply chain disruptions, fluctuations in currency exchange rates, and geopolitical unrest have led to economic uncertainty. These macroeconomic conditions have and are likely to continue to have adverse effects on the rate of global IT spending, including the buying patterns of our customers and prospective customers, and the length of our sales cycles. While the current macroenvironment is challenging and may continue for the near term, we are encouraged by the future of work that we are building at Asana, where every organization can work from a shared system driving clarity and accountability powered by the Asana platform.
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

	Year Ended January 31,
	2024	2023	2022
	(in thousands)
Revenues	$652,504	$547,212	$378,437
Cost of revenues (1)	64,524	56,559	38,897
Gross profit	587,980	490,653	339,540
Operating expenses:
Research and development (1)	324,688	297,209	203,124
Sales and marketing (1)	391,955	434,961	282,897
General and administrative (1)	141,334	166,309	118,703
Total operating expenses	857,977	898,479	604,724
Loss from operations	(269,997)	(407,826)	(265,184)
Interest income and other income (expense), net	20,624	6,933	(1,536)
Interest expense	(3,952)	(2,000)	(18,385)
Loss before provision for income taxes	(253,325)	(402,893)	(285,105)
Provision for income taxes	3,705	4,875	3,237
Net loss	$(257,030)	$(407,768)	$(288,342)
__________________
(1)Amounts include stock-based compensation expense as follows:

	Year Ended January 31,
	2024	2023	2022
	(in thousands)
Cost of revenues	$1,549	$1,658	$806
Research and development	112,619	100,083	57,480
Sales and marketing	59,217	58,504	29,631
General and administrative	29,033	28,717	16,644
Total stock-based compensation expense (1)	$202,418	$188,962	$104,561
__________________
(1)The table above includes $0.9 million of stock-based compensation expense for the fiscal year ended January 31, 2023 that was incurred as a result of the restructuring. See Note 17. Restructuring to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data in this Annual Report on Form 10-K for more information.

The following table sets forth the components of our statements of operations data, for each of the periods presented, as a percentage of revenues.

	Year Ended January 31,
	2024	2023	2022
	(percent of revenues)
Revenues	100%	100%	100%
Cost of revenues	10	10	10
Gross margin	90	90	90
Operating expenses:
Research and development	50	54	54
Sales and marketing	60	79	75
General and administrative	22	30	31
Total operating expenses	131	164	160
Loss from operations	(41)	(75)	(70)
Interest income and other income (expense), net	3	1	*
Interest expense	*	*	(5)
Loss before provision for income taxes	(39)	(74)	(75)
Provision for income taxes	*	*	*
Net loss	(39)%	(75)%	(76)%
________________
* Less than 1%
Note: Certain figures may not sum due to rounding.
Comparison of the Fiscal Years Ended January 31, 2024 and 2023
Revenues

	Year Ended January 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Revenues	$652,504	$547,212	$105,292	19%
Revenues increased $105.3 million, or 19%, during fiscal 2024 compared to fiscal 2023. The increase in revenues was primarily due to the addition of new paying customers and a continued shift in our sales mix toward our higher priced subscription plans, such as Business, Advanced, Enterprise and Enterprise+ plans.
Cost of Revenues and Gross Margin

	Year Ended January 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Cost of revenues	$64,524	$56,559	$7,965	14%
Gross margin	90%	90%
Cost of revenues increased $8.0 million, or 14%, during fiscal 2024 compared to fiscal 2023. The increase was primarily due to an increase of $4.8 million in third-party hosting costs as we increased capacity to support customer usage and growth of our customer base, an increase of $2.5 million in infrastructure and application performance monitoring costs, an increase of $1.6 million in credit card processing fees, and an increase of $1.5 million in amortization of capitalized software development costs, partially offset by a decrease of $2.1 million in personnel-related costs due to decreased headcount and a decrease of $0.5 million in fees to third party support vendors.

Our gross margin stayed consistent during fiscal 2024 compared to fiscal 2023.
Operating Expenses

	Year Ended January 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Research and development	$324,688	$297,209	$27,479	9%
Sales and marketing	391,955	434,961	(43,006)	(10)%
General and administrative	141,334	166,309	(24,975)	(15)%
Total operating expenses	$857,977	$898,479	$(40,502)	(5)%
Research and Development
Research and development expenses increased $27.5 million, or 9%, during fiscal 2024 compared to fiscal 2023. The increase was primarily due to an increase of $28.9 million in personnel-related expenses driven by higher headcount, an increase of $5.5 million in allocated overhead costs as a result of increased overall costs to support the growth of our business and related infrastructure, and an increase of $0.9 million in fees to third party support vendors, partially offset by an increase of $6.3 million in capitalized internal-use software, a decrease of $1.0 million in cloud computing and related costs, and a decrease of $0.8 million in equipment and related costs.
Sales and Marketing
Sales and marketing expenses decreased $43.0 million, or 10%, during fiscal 2024 compared to fiscal 2023. The decrease was due to a decrease of $38.7 million in fees to marketing vendors, a decrease of $3.1 million in fees to third party support vendors, a decrease of $2.7 million in personnel-related expenses as a result of decreased headcount, and a decrease of $1.2 million in allocated overhead costs, partially offset by an increase of $2.4 million in travel and entertainment costs and an increase of $0.3 million in professional services.
General and Administrative
General and administrative expenses decreased $25.0 million, or 15%, during fiscal 2024 compared to fiscal 2023. The decrease was primarily due to a decrease of $13.8 million in personnel-related costs due to decreased headcount, a decrease of $4.7 million in fees to third party support vendors, a decrease of $4.4 million in value-added tax reserves, a decrease of $3.5 million in allocated overhead costs, a decrease of $3.2 million in professional services, and a decrease of $1.9 million in insurance expenses, partially offset by an increase of $5.0 million in impairment charges related to subleased office space, an increase of $1.1 million in local taxes, and an increase of $1.0 million in provision for credit losses.
Interest Income, Interest Expense, and Other Income (Expense), Net

	Year Ended January 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Interest income and other income (expense), net	$20,624	$6,933	$13,691	197%
Interest expense	(3,952)	(2,000)	(1,952)	98%
Interest income and other income (expense), net increased $13.7 million during fiscal 2024 compared to fiscal 2023 due primarily to an increase in interest income from our investments in marketable securities. Interest expense increased $2.0 million during fiscal 2024 compared to fiscal 2023 primarily due to an increase in interest rates.

Comparison of the Fiscal Years Ended January 31, 2023 and 2022
For a comparison of our results of operations for the fiscal years ended January 31, 2023 and 2022, see Part II— Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, filed with the SEC on March 24, 2023.
Non-GAAP Financial Measures
The following tables present certain non-GAAP financial measures for each period presented below. In addition to our results determined in accordance with GAAP, we believe these non-GAAP financial measures are useful in evaluating our operating performance. See below for a description of the non-GAAP financial measures and their limitations as an analytical tool.

	Year Ended January 31,
	2024	2023	2022
	(in thousands)
Non-GAAP loss from operations	$(58,099)	$(207,280)	$(157,055)
Non-GAAP net loss	$(45,132)	$(207,222)	$(162,915)
Free cash flow	$(30,385)	$(159,550)	$(87,624)
Non-GAAP Loss From Operations and Non-GAAP Net Loss
We define non-GAAP loss from operations as loss from operations plus stock-based compensation expense and the related employer payroll tax associated with RSUs, impairment of long-lived assets, as well as non-recurring costs, such as restructuring costs and direct listing expenses. The amount of employer payroll tax-related items on employee stock transactions is dependent on our stock price and other factors that are beyond our control and that do not correlate to the operation of the business. The restructuring costs are related to the reduction of our global workforce during the fiscal year ended January 31, 2023, which resulted in expenses related to severance, benefits, and other related items. When evaluating the performance of our business and making operating plans, we do not consider these items (for example, when considering the impact of equity award grants, we place a greater emphasis on overall stockholder dilution rather than the accounting charges associated with such grants). We believe it is useful to exclude these expenses in order to better understand the long-term performance of our core business, to facilitate comparison of our results to those of peer companies, and to facilitate comparison over multiple periods.
We define non-GAAP net loss as net loss plus stock-based compensation expense and the related employer payroll tax associated with RSUs, amortization of discount and non-cash contractual interest expense related to our senior mandatory convertible promissory notes, impairment of long-lived assets, and non-recurring costs such as restructuring costs and direct listing expenses.
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
The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.
Non-GAAP Loss From Operations

	Year Ended January 31,
	2024	2023	2022
	(in thousands)
Loss from operations	$(269,997)	$(407,826)	$(265,184)
Add:
Stock-based compensation and related employer payroll tax associated with RSUs	207,036	191,286	108,129
Impairment of long-lived asset	5,009	—	—
Adjustment for: restructuring costs (benefit) (1)	(147)	9,260	—
Non-GAAP loss from operations	$(58,099)	$(207,280)	$(157,055)
Non-GAAP Net Loss

	Year Ended January 31,
	2024	2023	2022
	(in thousands)
Net loss	$(257,030)	$(407,768)	$(288,342)
Add:
Stock-based compensation and related employer payroll tax associated with RSUs	207,036	191,286	108,129
Impairment of long-lived assets	5,009	—	—
Amortization of discount on convertible notes	—	—	10,628
Non-cash interest expense	—	—	6,670
Adjustment for: restructuring costs (benefit) (1)	(147)	9,260	—
Non-GAAP net loss	$(45,132)	$(207,222)	$(162,915)
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

Free Cash Flow

	Year Ended January 31,
	2024	2023	2022
	(in thousands)
Net cash provided by (used in) investing activities	$(289,135)	$64,492	$27,561
Net cash provided by financing activities	$16,777	$381,391	$37,210
Net cash used in operating activities	$(17,931)	$(160,058)	$(83,785)
Less:
Purchases of property and equipment	(7,721)	(5,351)	(41,587)
Capitalized internal-use software costs	(5,440)	(1,806)	(1,132)
Add:
Restructuring costs paid	707	7,663	—
Purchases of property and equipment for build-out of corporate headquarters	—	2	38,610
Direct listing expenses paid	—	—	270
Free cash flow	$(30,385)	$(159,550)	$(87,624)
Liquidity and Capital Resources
Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock and common stock, the issuance of senior mandatory convertible promissory notes in January and June 2020 to a trust affiliated with our CEO, cash generated from the sale of subscriptions to our platform, and financing activities including the private placement transaction with our CEO. We have generated losses from our operations as reflected in our accumulated deficit of $1,494.6 million as of January 31, 2024 and negative cash flows from operating activities for fiscal 2024, fiscal 2023, and fiscal 2022.
As of January 31, 2024, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $519.5 million.
In November 2022, we entered into a four-year credit agreement with SVB, which provided for a senior secured credit facilities in the aggregate principal amount of up to $150.0 million, consisting of a term loan facility in the aggregate principal amount of $50.0 million and a revolving loan facility in an aggregate principal amount of up to $100.0 million, including a $30.0 million letter of credit sub-facility (as amended on April 13, 2023, the “November 2022 Senior Secured Credit Facility”). The November 2022 Senior Secured Credit Facility refinanced our prior credit agreement with SVB (the “April 2020 Senior Secured Term Loan”) and terminates on November 7, 2026.
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
As of January 31, 2024, under the November 2022 Senior Secured Credit Facility there was $50.0 million drawn and $46.9 million was outstanding under the term loan, no amounts outstanding under the revolving credit facility and an aggregate $21.4 million in letters of credit issued under the credit sub-facility. Our total available borrowing capacity under the revolving credit facility was $78.6 million as of January 31, 2024.
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
A substantial source of our cash provided by operating activities is our customer billings for subscription to our platform. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is included on our consolidated balance sheets as a liability and is recorded as revenues over the term of the subscription agreement. As of January 31, 2024 and January 31, 2023, we had $271.2 million and $233.6 million, respectively, of deferred revenue of which $265.3 million and $226.4 million, respectively, were recorded as a current liability. This deferred revenue will be recognized as revenues when all of the revenue recognition criteria are met.
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
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Year Ended January 31,
	2024	2023	2022
	(in thousands)
Net cash used in operating activities	$(17,931)	$(160,058)	$(83,785)
Net cash provided by (used in) investing activities	(289,135)	64,492	27,561
Net cash provided by financing activities	16,777	381,391	37,210
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
Net cash used in operating activities of $17.9 million for fiscal 2024 reflects our net loss of $257.0 million, adjusted by non-cash items such as stock-based compensation expense of $202.4 million, amortization of deferred contract acquisition costs of $22.0 million, non-cash lease expense of $18.1 million, depreciation and amortization of $14.3 million, impairment of long-lived assets of $5.0 million, and provision for expected credit losses of $3.1 million, partially offset by net accretion of discount on marketable securities of $3.4 million and net cash outflows of $22.6 million from changes in our operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities primarily consisted of a $25.6 million increase in prepaid expenses and other current assets related to an increase in deferred contract acquisition costs, a $18.9 million decrease in operating lease liabilities, a $9.5 million increase in accounts receivable due to higher customer billings, a $5.2 million decrease in accrued expenses and other liabilities primarily from decreases in accrued payroll liabilities, a $0.6 million decrease in accounts payable, and a $0.5 million increase in other assets. These amounts were partially offset by a $37.6 million increase in deferred revenue resulting from increased billings for subscriptions.
Net cash used in operating activities of $160.1 million for fiscal 2023 reflects our net loss of $407.8 million, adjusted by non-cash items such as stock-based compensation expense of $189.0 million, non-cash lease expense of $15.6 million, amortization of deferred contract acquisition costs of $15.1 million, depreciation and amortization of $12.7 million, provision for expected credit losses of $1.9 million, and net cash inflows of $13.4 million from changes in our operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities primarily consisted of a $59.4 million increase in deferred revenue resulting from increased billings for subscriptions and a $25.5 million increase in accrued expenses and other liabilities primarily from increases in accrued sales and value-added taxes and other liabilities. These amounts were partially offset by a $25.2 million increase in accounts receivable due to higher customer billings, a $24.0 million increase in prepaid expenses and other current assets related to an increase in deferred contract acquisition costs, $13.8 million decrease in operating lease liabilities, a $4.4 million decrease in accounts payable, and a $4.1 million increase in other assets.
Investing Activities
Net cash used in investing activities of $289.1 million for fiscal 2024 consisted of $319.1 million in purchases of marketable securities, $7.7 million in purchases of property and equipment, and $5.4 million in capitalized internal-use software costs, partially offset by $43.1 million in maturities of marketable securities
Net cash provided by investing activities of $64.5 million for fiscal 2023 consisted of $143.9 million in maturities of marketable securities, partially offset by $72.2 million in purchases of marketable securities, $5.4 million in purchases of property and equipment from leasehold improvements, and $1.8 million in capitalized internal-use software costs.
Financing Activities
Net cash provided by financing activities of $16.8 million for fiscal 2024 consisted of $15.1 million in proceeds from our employee stock purchase plan and $4.8 million in proceeds from the exercise of stock options, partially offset by $3.1 million for the repayment of our April 2020 Senior Secured Term Loan.
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

The following table summarizes our contractual obligations as of January 31, 2024:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 years	3 - 5 years	More than 5 Years
	(in thousands)
Operating lease commitments(1)	$354,770	$40,608	$77,933	$75,305	$160,924
Purchase commitments(2)	58,729	31,543	26,708	478	—
Total contractual obligations	$413,499	$72,151	$104,641	$75,783	$160,924
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

In February 2019, we entered into a new lease agreement for office space in San Francisco, which commenced in May 2020 and expires in October 2033. As part of the agreement, we were required to issue a $17.0 million letter of credit upon access to the office space, which occurred in the year ended January 31, 2021. Future minimum lease payments related to this lease as of January 31, 2024 were $309.7 million. Our CEO acts as a personal guarantor to the lease for the full rent payments over the entire term of the lease should we default on our obligations.
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
We amortize deferred contract acquisition costs over a period of benefit of three years. We estimated the period of benefit by considering factors such as historical customer attrition rates, the useful life of our technology, and the impact of competition in the software-as-a-service industry. We elected to apply the practical expedient to recognize commissions paid for incremental sales to existing customers as an expense if the amortization period of the asset would have been one year or less.
Capitalized Software Development Costs
Software development costs consist of certain payroll and stock compensation costs incurred to develop functionality for our cloud-based platform and internally built software platforms, as well as certain upgrades and enhancements that are expected to result in enhanced functionality.
Costs incurred in the preliminary stages of development are expensed as incurred. Once software has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. Costs incurred for the maintenance and minor upgrade and enhancement of Company’s software platform without adding additional functionality are expensed as incurred. There is judgment involved in estimating the stage of development as well as estimating time allocated to a particular project.
Capitalized software development costs are recorded as part of property and equipment and amortized on a straight-line basis over the technology’s estimated useful life, which is generally three years. We determined that a three year life is appropriate for our internal-use software based on our best estimate of the useful life of the internally developed software after considering factors such as continuous developments in the technology, obsolescence and anticipated life of the service offering before significant upgrades.
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
Lease Obligations
We determine if an arrangement is a lease at inception by determining if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration and other facts and circumstances. Right-of-use (“ROU”) assets and lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, we consider only payments that are fixed and determinable at the time of commencement. As our leases do not provide an implicit rate, we use the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is a hypothetical rate based on our understanding of what its credit rating would be. The ROU assets also include any lease payments made prior to commencement and are recorded net of any lease incentives received. The lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. The lease agreements may contain variable costs such as common area maintenance, insurance, real estate taxes or other costs. Variable lease costs are expensed as incurred on the consolidated statements of operations. Our lease agreements generally do not contain any residual value guarantees, restrictions, or covenants.
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
Interest Rate Risk
Our cash, cash equivalents, and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds, U.S. government securities, corporate bonds, and commercial paper. As of January 31, 2024 and January 31, 2023, we had cash and cash equivalents of $236.7 million and $526.6 million, respectively, and marketable securities of $282.8 million and $2.7 million, respectively. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. As of January 31, 2024, a hypothetical increase in interest rates by 100 basis points would not have a material impact on our consolidated financial statements.
Any borrowings under the revolving credit facility bear interest at a variable rate tied to the adjusted term SOFR, the prime rate, or the federal funds effective rate. As of January 31, 2024, we had $46.9 million outstanding under the credit facility. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations. As of January 31, 2024, a hypothetical increase of 100 basis points in interest rates would not have a material impact on our consolidated financial statements.
Foreign Currency Risk
The majority of our subscription agreements are denominated in U.S. dollars, with the remainder generated in Euros, British Pounds, Australian Dollars, Japanese Yen, Mexican Pesos, Brazilian Reais, Canadian Dollars, and South Korean Won. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies, and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, Canadian Dollar, Australian Dollar, Japanese Yen, Icelandic Krona, Singapore Dollar, Swiss Franc, and Polish Zloty. Our results of operations and cash flows are, therefore, subject to fluctuations in foreign currency exchange rates that are unrelated to our operating performance.
As exchange rates may fluctuate significantly between periods, our non-U.S. dollar denominated revenue and operating expenses may also experience significant fluctuations between periods as we convert these to U.S. dollars. Volatile market conditions arising from the macro environment have and may in the future result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar has and may in the future negatively affect our revenue expressed in U.S. dollars. In the year ended January 31, 2024, 24% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins. We disclose the impact of realized foreign currency gains and losses within Note 13. Interest Income and Other Income (Expense), Net. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the years ended January 31, 2024 and 2023.
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

Item 8. Financial Statements and Supplementary Data

ASANA, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Asana, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Asana, Inc. and its subsidiaries (the “Company”) as of January 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive loss, of stockholders' equity (deficit) and of cash flows in each of the three years in the period ended January 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition
As described in Note 2 to the consolidated financial statements, the Company derives its revenues from monthly or annual subscription fees earned from customers accessing the platform. The Company accounts for revenue contracts with customers by applying the requirements of ASC 606, Revenue from Contracts with Customers. The Company’s subscription agreements generally have monthly or annual contractual terms and are billed in advance. Revenues are recognized ratably over the related contractual term beginning on the date that the platform is made available to a customer. The Company recognizes revenues ratably because the customer receives and consumes the benefits of the platform throughout the contractual period. For the year ended January 31, 2024, the Company’s revenue was $652.5 million.
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
/s/ PricewaterhouseCoopers LLP
San Francisco, California
March 14, 2024

We have served as the Company’s auditor since 2011.

ASANA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	As of January 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$236,663	$526,563
Marketable securities	282,801	2,739
Accounts receivable, net	88,327	82,363
Prepaid expenses and other current assets	51,925	48,726
Total current assets	659,716	660,391
Property and equipment, net	96,543	94,984
Operating lease right-of-use assets	181,731	176,189
Other assets	23,970	23,399
Total assets	$961,960	$954,963
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$6,907	$7,554
Accrued expenses and other current liabilities	75,821	83,488
Deferred revenue, current	265,306	226,443
Operating lease liabilities, current	19,179	14,831
Total current liabilities	367,213	332,316
Term loan, net	43,618	46,696
Deferred revenue, noncurrent	5,916	7,156
Operating lease liabilities, noncurrent	215,084	210,012
Other liabilities	3,733	2,209
Total liabilities	635,564	598,389
Commitments and contingencies (Note 8)
Stockholders' equity (deficit)
Common stock, $0.00001 par value; 1,500,000 shares authorized as of January 31, 2024 and January 31, 2023; 224,728 and 214,293 shares issued and outstanding as of January 31, 2024 and January 31, 2023, respectively	2	2
Additional paid-in capital	1,821,216	1,595,001
Accumulated other comprehensive loss	(236)	(873)
Accumulated deficit	(1,494,586)	(1,237,556)
Total stockholders’ equity	326,396	356,574
Total liabilities and stockholders’ equity	$961,960	$954,963
See accompanying Notes to Consolidated Financial Statements.

ASANA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended January 31,
	2024	2023	2022
Revenues	$652,504	$547,212	$378,437
Cost of revenues	64,524	56,559	38,897
Gross profit	587,980	490,653	339,540
Operating expenses:
Research and development	324,688	297,209	203,124
Sales and marketing	391,955	434,961	282,897
General and administrative	141,334	166,309	118,703
Total operating expenses	857,977	898,479	604,724
Loss from operations	(269,997)	(407,826)	(265,184)
Interest income and other income (expense), net	20,624	6,933	(1,536)
Interest expense	(3,952)	(2,000)	(18,385)
Loss before provision for income taxes	(253,325)	(402,893)	(285,105)
Provision for income taxes	3,705	4,875	3,237
Net loss	$(257,030)	$(407,768)	$(288,342)
Net loss per share:
Basic and diluted	$(1.17)	$(2.04)	$(1.63)
Weighted-average shares used in calculating net loss per share:
Basic and diluted	220,406	200,034	176,401
See accompanying Notes to Consolidated Financial Statements.

ASANA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended January 31,
	2024	2023	2022
Net loss	$(257,030)	$(407,768)	$(288,342)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	679	62	(91)
Change in foreign currency translation adjustments	(42)	(309)	(574)
Comprehensive loss	$(256,393)	$(408,015)	$(289,007)
See accompanying Notes to Consolidated Financial Statements.

ASANA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at January 31, 2021	161,480	$2	$528,616	$39	$(541,446)	$(12,789)
Issuance of common stock upon the exercise of options	6,822	—	16,323	—	—	16,323
Vesting of early exercised stock options	—	—	2,350	—	—	2,350
Repurchases of common stock	(12)	—	—	—	—	—
Issuance of common stock upon the vesting and settlement of restricted stock units	2,458	—	—	—	—	—
Issuance of common stock for employee share purchase plan	537	$—	13,350	—	—	13,350
Issuance of common stock upon conversion of convertible notes—related party	17,013	—	368,459	—	—	368,459
Stock-based compensation expense	—	—	105,154	—	—	105,154
Net unrealized loss on marketable securities	—	—	—	(91)	—	(91)
Foreign currency translation adjustments	—	—	—	(574)	—	(574)
Net loss	—	—	—	—	(288,342)	(288,342)
Balances at January 31, 2022	188,298	$2	$1,034,252	$(626)	$(829,788)	$203,840

See accompanying Notes to Consolidated Financial Statements.

ASANA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) - CONTINUED
(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at January 31, 2022	188,298	$2	$1,034,252	$(626)	$(829,788)	$203,840
Issuance of common stock upon the exercise of options	2,021	—	5,754	—	—	5,754
Vesting of early exercised stock options	—	—	692	—	—	692
Repurchases of common stock	(1)	—	—	—	—	—
Issuance of common stock upon the vesting and settlement of restricted stock units	3,982	—	—	—	—	—
Issuance of common stock for employee share purchase plan	720	—	17,116	—	—	17,116
Issuance of common stock upon private placement—related party, net of issuance costs	19,273	—	347,289	—	—	347,289
Stock-based compensation expense	—	—	189,898	—	—	189,898
Net unrealized gain on marketable securities	—	—	—	62	—	62
Foreign currency translation adjustments	—	—	—	(309)	—	(309)
Net loss	—	—	—	—	(407,768)	(407,768)
Balances at January 31, 2023	214,293	$2	$1,595,001	$(873)	$(1,237,556)	$356,574
Issuance of common stock upon the exercise of options	2,101	—	4,843	—	—	4,843
Vesting of early exercised stock options	—	—	109	—	—	109
Issuance of common stock upon the vesting and settlement of restricted stock units	7,456	—	(10)	—	—	(10)
Issuance of common stock for employee share purchase plan	878	—	15,069	—	—	15,069
Stock-based compensation expense	—	—	206,204	—	—	206,204
Net unrealized gain on marketable securities	—	—	—	679	—	679
Foreign currency translation adjustments	—	—	—	(42)	—	(42)
Net loss	—	—	—	—	(257,030)	(257,030)
Balances at January 31, 2024	224,728	$2	$1,821,216	$(236)	$(1,494,586)	$326,396
See accompanying Notes to Consolidated Financial Statements.

ASANA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended January 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(257,030)	$(407,768)	$(288,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for expected credit losses	3,140	1,918	2,257
Depreciation and amortization	14,344	12,669	8,464
Amortization of deferred contract acquisition costs	21,972	15,098	8,647
Stock-based compensation expense	202,418	188,962	104,527
Net amortization (accretion) of premium (discount) on marketable securities	(3,391)	62	784
Non-cash lease expense	18,090	15,595	16,589
Impairment of long-lived assets	5,009	—	—
Amortization of discount on convertible notes and credit facility issuance costs	122	41	10,645
Non-cash interest expense	—	—	6,670
Changes in operating assets and liabilities:
Accounts receivable	(9,527)	(25,179)	(26,993)
Prepaid expenses and other current assets	(25,594)	(24,042)	(23,652)
Other assets	(468)	(4,108)	(10,724)
Accounts payable	(569)	(4,391)	7,259
Accrued expenses and other liabilities	(5,206)	25,539	23,682
Deferred revenue	37,623	59,375	68,339
Operating lease liabilities	(18,864)	(13,829)	8,063
Net cash used in operating activities	(17,931)	(160,058)	(83,785)
Cash flows from investing activities
Purchases of marketable securities	(319,133)	(72,216)	(62,394)
Sales of marketable securities	18	—	373
Maturities of marketable securities	43,141	143,865	132,301
Purchases of property and equipment	(7,721)	(5,351)	(41,587)
Capitalized internal-use software costs	(5,440)	(1,806)	(1,132)
Net cash provided by (used in) investing activities	(289,135)	64,492	27,561
Cash flows from financing activities
Proceeds from term loan, net of issuance costs	—	49,555	9,000
Repayment of term loan	(3,125)	(38,333)	(1,667)
Proceeds from private placement — related party, net of offering costs	—	347,289	—
Taxes paid related to net share settlement of equity awards	(10)	—	—
Repurchases of common stock	—	(9)	(40)
Proceeds from exercise of stock options	4,843	5,773	16,567
Proceeds from employee stock purchase plan	15,069	17,116	13,350
Net cash provided by financing activities	16,777	381,391	37,210
Effect of foreign exchange rates on cash and cash equivalents	389	335	(461)
Net increase (decrease) in cash and cash equivalents	(289,900)	286,160	(19,475)
See accompanying Notes to Consolidated Financial Statements.

ASANA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(in thousands)

	Year Ended January 31,
	2024	2023	2022
Cash and cash equivalents
Beginning of period	526,563	240,403	259,878
End of period	$236,663	$526,563	$240,403

Supplemental cash flow data
Cash paid for income taxes	$3,354	$4,325	$1,463
Cash paid for interest	$3,609	$1,657	$833
Supplemental non-cash investing and financing information
Purchase of property and equipment in accounts payable and accrued liabilities	$140	$598	$571
Vesting of early exercised stock options	$109	$692	$2,350
Issuance of common stock upon conversion of convertible notes — related party	$—	$—	$368,459
Stock-based compensation for software development	$3,778	$959	$673

See accompanying Notes to Consolidated Financial Statements.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Organization
Organization and Description of Business
Asana, Inc. (“Asana” or the “Company”) was incorporated in the state of Delaware on December 16, 2008. Asana is a leading work management software platform with an enterprise focus that helps organizations orchestrate work, from daily tasks to cross-functional strategic initiatives. The Company is headquartered in San Francisco, California.
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
Fiscal Year
The Company’s fiscal year ends on January 31. For example, references to fiscal 2024, 2023, and 2022 refer to the fiscal year ended January 31, 2024, January 31, 2023, and January 31, 2022, respectively.
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

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Advertising Expenses
Advertising expenses are charged to sales and marketing expense in the consolidated statements of operations as incurred. Advertising expenses were $79.4 million, $118.1 million, and $87.4 million for the years ended January 31, 2024, 2023, and 2022, respectively.
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

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Foreign Currency Translation and Transactions
The functional currency of each of the Company’s wholly owned subsidiaries is the applicable local currency or the U.S. dollar. The translation of foreign currencies into U.S. dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the balance sheet date and for revenues and expense accounts using average foreign currency exchange rates during the period. Capital accounts are translated at historical foreign currency exchange rates. Translation gains and losses are included in stockholders’ equity (deficit) as a component of accumulated other comprehensive income (loss). Adjustments that arise from foreign currency exchange rate changes on transactions denominated in a currency other than the functional currency are included in interest income and other income (expense), net on the consolidated statements of operations and were not material for the years ended January 31, 2024, 2023, and 2022.
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
Available-for-sale Investments
Marketable securities are partially comprised of U.S. government securities, commercial paper, corporate bonds, and agency bonds with an original contractual maturity or a remaining maturity at the time of purchase of greater than three months and no more than 37 months. The Company classifies its securities as available-for-sale at the time of purchase and reevaluates such classification at each balance sheet date. The Company may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies its marketable securities, including securities with stated maturities beyond twelve months, within current assets in the condensed consolidated balance sheets.
Available-for-sale securities are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity (deficit). Unrealized gains and losses for any marketable securities that management intends to sell or is more likely than not that management will be required to sell prior to their anticipated recovery are recorded in interest income and other income (expense), net. Interest receivable on these securities is presented in prepaid expenses and other current assets on the consolidated balance sheets. Realized gains and losses, other-than-temporary impairments (prior to the Company’s adoption of ASU No. 2016-13 on February 1, 2021), and the recognition of expected credit losses (subsequent to the Company’s adoption of ASU No. 2016-13 on February 1, 2021), if any, on available-for-sale securities are recognized upon sale and are included in interest income and other income (expense), net in the consolidated statements of operations. The cost of securities sold is based on the specific identification method. Marketable securities are reviewed

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
periodically to identify possible other-than-temporary impairments or expected credit losses. No impairment or credit loss has been recorded on the Company’s marketable securities during the years ended January 31, 2024, 2023, or 2022.
Accounts Receivable
Accounts receivable are stated at realizable value, net of allowance for expected credit losses. The allowance for expected credit losses is based on the Company’s assessment of the collectability of its accounts receivable, which considers the Company’s historical write-offs of uncollectible accounts, an analysis of the aging of outstanding accounts receivable, specific customers with known adverse financial conditions, and considers other relevant factors, including contractual terms and current and future economic conditions. The Company also considers current market conditions and current and future economic conditions in reviewing the adequacy of the allowance. The Company reassesses the adequacy of the allowance for credit losses each reporting period.
The Company’s allowance for expected credit losses was $2.3 million as of January 31, 2024 and 2023.
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
The Company grants credit to customers in the normal course of business. For the years ended January 31, 2024, 2023, and 2022, there were no individual customers that accounted for 10% or more of the Company’s revenues. The Company had no customers that accounted for 10% or more of accounts receivable at January 31, 2024 and 2023.
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
Lease Obligations
The Company determines if an arrangement is a lease at inception by determining if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration and other facts and

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
circumstances. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As the Company’s leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is a hypothetical rate based on the Company’s understanding of what its credit rating would be. The ROU assets also include any lease payments made prior to commencement and are recorded net of any lease incentives received. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The lease agreements may contain variable costs such as common area maintenance, insurance, real estate taxes or other costs. Variable lease costs are expensed as incurred on the consolidated statements of operations. The Company’s lease agreements generally do not contain any residual value guarantees, restrictions, or covenants.
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
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset groups may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company recorded a $5.0 million impairment charge during the year ended January 31, 2024. No impairment losses were recorded during the years ended January 31, 2023, and 2022. The $5.0 million impairment charge incurred during the year ended January 31, 2024 related to the right-of-use (“ROU”) assets and underlying property and equipment associated with the Company’s subleased office spaces is further described in Note 9. Leases to the consolidated financial statements.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Net Loss Per Share
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. All series of the Company’s redeemable convertible preferred stock and early exercised stock options are considered to be participating securities because all holders are entitled to receive a non-cumulative dividend on a pari passu basis in the event that a dividend is paid on the common stock. The holders of the redeemable convertible preferred stock do not have a contractual obligation to share in the Company’s losses. As such, the Company’s net losses for the years ended January 31, 2024, 2023, and 2022 were not allocated to these participating securities.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The new standard will be effective for the Company for the annual periods beginning February 1, 2024, and for interim periods beginning February 1, 2025, with early adoption permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adoption of the standard on disclosures within its consolidated financial statements.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The guidance is effective for the Company’s fiscal years beginning after February 1, 2025, with early adoption permitted. The Company is currently evaluating the impact of adoption of the standard on its consolidated financial statements.
There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the year ended January 31, 2024 that are of significance or potential significance to the Company.
Note 3.    Revenue
Deferred Revenue and Remaining Performance Obligations
The Company recognized $227.5 million and $170.1 million of revenues during the years ended January 31, 2024 and 2023, respectively, that were included in the deferred revenue balance at the beginning of the respective period.
Deferred revenue that will be recognized within the next twelve months is recorded as current deferred revenue, and the remaining portion is recorded as noncurrent. As of January 31, 2024, the Company's remaining performance obligations from subscription contracts were $349.0 million, of which the Company expects to recognize approximately 84% as revenues over the next 12 months and the remainder thereafter.
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
The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Year Ended January 31,
	2024	2023
Beginning balance	$36,583	$22,771
Capitalization of contract acquisition costs	24,770	28,910
Amortization of deferred contract acquisition costs	(21,972)	(15,098)
Ending balance	$39,381	$36,583

Deferred contract acquisition costs, current	$21,594	$18,049
Deferred contract acquisition costs, noncurrent	17,787	18,534
Total deferred contract acquisition costs	$39,381	$36,583
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

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4.    Fair Value Measurements
The following table summarizes, for assets and liabilities measured at fair value, the respective fair value and classification by level of input within the fair value hierarchy (in thousands):

	As of January 31, 2024
	Level 1	Level 2	Level 3	Total
Current Assets
Cash equivalents
Money market funds	$89,561	$—	$—	$89,561
Commercial paper	—	4,991	—	4,991
Total cash equivalents	$89,561	$4,991	$—	$94,552
Marketable securities
U.S. treasury bonds	$162,328	$—	$—	$162,328
Commercial paper	—	11,670	—	11,670
Corporate bonds	—	72,608	—	72,608
Agency bonds	—	36,195	—	36,195
Total marketable securities	$162,328	$120,473	$—	$282,801
Total assets	$251,889	$125,464	$—	$377,353

	As of January 31, 2023
	Level 1	Level 2	Level 3	Total
Current Assets
Cash equivalents
Money market funds	$289,001	$—	$—	$289,001
Total cash equivalents	$289,001	$—	$—	$289,001
Marketable securities
Corporate bonds	$—	$2,739	$—	$2,739
Total marketable securities	$—	$2,739	$—	$2,739
Total assets	$289,001	$2,739	$—	$291,740
There were no transfers of financial assets or liabilities into or out of Level 3 during the years ended January 31, 2024 and 2023.
The following table summarizes the Company's investments in marketable securities on the consolidated balance sheets (in thousands):

	As of January 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current Assets
U.S. treasury bonds	$162,485	$85	$(242)	$162,328
Commercial paper	11,645	25	—	11,670
Corporate bonds	71,930	695	(17)	72,608
Agency bonds	36,067	128	—	36,195
Total marketable securities	$282,127	$933	$(259)	$282,801

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of January 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current Assets
Corporate bonds	$2,744	$—	$(5)	$2,739
Total marketable securities	$2,744	$—	$(5)	$2,739
The following table presents the contractual maturities of the Company’s marketable securities as of January 31, 2024 (in thousands):

	As of January 31, 2024
	Amortized Cost	Estimated Fair Value
Due within one year	$155,743	$155,813
Due within one to three years	126,384	126,988
Total	$282,127	$282,801
The Company periodically evaluates its investments for expected credit losses. The unrealized losses on the available-for-sale securities were primarily due to unfavorable changes in interest rates subsequent to the initial purchase of these securities. Gross unrealized losses of the Company’s available-for-sale securities that have been in a continuous unrealized loss position for twelve months or longer were immaterial as of January 31, 2024 and January 31, 2023. The Company expects to recover the full carrying value of its available-for-sale securities in an unrealized loss position as it does not intend or anticipate a need to sell these securities prior to recovering the associated unrealized losses. The Company also expects any credit losses would be immaterial based on the high-grade credit rating for each of such available-for-sale securities. As a result, the Company does not consider any portion of the unrealized losses as of January 31, 2024 or January 31, 2023 to represent credit losses.
In April 2020 and November 2022, the Company entered into credit agreements (the “April 2020 Senior Secured Term Loan” and “November 2022 Senior Secured Credit Facility” as defined in Note 7. Debt) with Silicon Valley Bank (“SVB”). The credit facilities are carried at amortized cost, which approximated their fair values as of January 31, 2024 and January 31, 2023. If the credit facilities were measured at fair value in the financial statements, they would be classified as Level 2 in the fair value hierarchy. On March 27, 2023, First Citizens BancShares, Inc. announced that it entered into an agreement to purchase assets and liabilities of SVB, inclusive of the November 2022 Senior Secured Credit Facility.
Note 5.    Balance Sheet Components
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	As of January 31,
	2024	2023
Leasehold improvements	$100,795	$98,264
Capitalized internal-use software	24,061	15,005
Furniture and fixtures	11,732	10,325
Desktop and other computer equipment	2,122	1,804
Construction in progress	326	652
Total gross property and equipment	139,036	126,050
Less: Accumulated depreciation and amortization	(42,493)	(31,066)
Total property and equipment, net	$96,543	$94,984

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization expense for the years ended January 31, 2024, 2023, and 2022 was $14.3 million, $12.7 million, and $8.5 million, respectively.
The changes in the carrying value of capitalized internal-use software costs for the periods presented below are as follows (in thousands):

Amount
Balance as of February 1, 2022	$2,353
Capitalization of internal-use software costs	2,756
Amortization of internal-use software costs	(1,074)
Balance as of January 31, 2023	$4,035
Capitalization of internal-use software costs	9,056
Amortization of internal-use software costs	(2,570)
Balance as of January 31, 2024	$10,521
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of January 31,
	2024	2023
Prepaid expenses	$25,029	$25,134
Deferred contract acquisition costs, current	21,594	18,049
Other current assets	5,302	5,543
Total prepaid expenses and other current assets	$51,925	$48,726
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,
	2024	2023
Accrued payroll liabilities	$19,219	$22,336
Accrued sales and value-added taxes	10,770	13,347
Accrued taxes for fringe benefits	9,452	8,064
Accrued advertising expenses	9,276	10,565
Accrued consulting expenses	4,287	4,076
Other liabilities	22,817	25,100
Total accrued expenses and other current liabilities	$75,821	$83,488
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

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Interest expense related to the Convertible Notes recorded prior to the conversion was as follows (in thousands):

	Year Ended January 31,
	2024	2023	2022
Amortization of debt discount	$—	$—	$10,628
Contractual interest expense	—	—	6,670
Total interest expense	$—	$—	$17,298
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
Pursuant to the terms of the November 2022 Senior Secured Credit Facility, the Company may issue letters of credit which may reduce the total amount available for borrowing under the revolving credit facility. Additionally, the Company is required to pay an annual commitment fee that accrues at a rate of 0.15% per annum on the unused portion of the borrowing commitments under the revolving credit facility. The Company had an aggregate of $21.4 million of letters of credit outstanding under the revolving credit facility as of January 31, 2024, and the Company’s total available borrowing capacity under the revolving credit facility was $78.6 million as of January 31, 2024.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of January 31, 2024, $50.0 million was drawn and $46.9 million was outstanding under the November 2022 Senior Secured Credit Facility. As of January 31, 2024, the Company was in compliance with all financial covenants.
In conjunction with the close of the November 2022 Senior Secured Credit Facility, the Company paid upfront issuance fees of $0.4 million. The upfront fees are amortized over the remaining term of the agreement. Upfront issuance fees allocated to the revolving credit facility of $0.2 million are presented in the Company’s consolidated balance sheet within other assets.
The net carrying amounts of the November 2022 Senior Secured Credit Facility were as follows (in thousands):

	As of January 31,
	2024	2023
Principal	$46,875	$50,000
Accrued interest	297	218
Unamortized loan issuance costs	(132)	(179)
Net carrying amount	$47,040	$50,039

Credit facilities, current	$3,422	$3,343
Credit facilities, noncurrent	$43,618	$46,696
The net carrying amount of the current portion of the term loan is presented within accrued expenses and other current liabilities in the consolidated balance sheets.
The expected future principal payments for all borrowings as of January 31, 2024 is as follows (in thousands):

Fiscal year ending January 31,	Contractual Maturity
2025	$3,125
2026	5,000
2027	38,750
Total principal payments	$46,875
Note 8.    Commitments and Contingencies
Standby Letters of Credit
As of January 31, 2024 and 2023, the Company had several letters of credit outstanding related to its operating leases totaling $21.4 million and $23.6 million, respectively. The letters of credit expire at various dates between 2025 and 2034.
Purchase Commitments
In January 2021, the Company entered into a 60-month contract with Amazon Web Services for hosting-related services. Pursuant to the terms of the contract, the Company is required to spend a minimum of $103.5 million over the term of the agreement. The commitment may be offset by up to $7.3 million in additional credits subject to the Company meeting certain conditions of the agreement, which have been earned as of January 31, 2024. As of January 31, 2024 the Company had purchase commitments remaining of $46.5 million for hosting-related services and $12.2 million with various parties primarily for software-based services which are not reflected on the Company’s consolidated balance sheet.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Indemnification Agreements
The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against any liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual.
Additionally, in the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which it agrees to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. For the years ended January 31, 2024 and 2023, no demands have been made upon the Company to provide indemnification under such agreements, and there are no claims that the Company is aware of that could have a material adverse effect on its financial position, results of operations, or cash flows.
Contingencies
From time to time in the normal course of business, the Company may be subject to various claims and other legal matters arising in the ordinary course of business. As of January 31, 2024 and 2023, the Company believes that none of its current legal proceedings would have a material adverse effect on its financial position, results of operations, or cash flows.
Note 9.    Leases
The Company leases real estate facilities under non-cancelable operating leases with various expiration dates through fiscal 2034. The Company has no lease agreements that are classified as finance leases.
The components of lease costs, lease term, and discount rate for operating leases are as follows:

	Year Ended January 31,
	2024	2023	2022
Operating lease costs (in thousands)	$40,897	$36,542	$36,494
Short-term lease costs (in thousands)	3,488	2,946	3,240
Variable lease costs (in thousands)	2,663	2,269	1,452
Total lease costs	$47,048	$41,757	$41,186

Weighted-average remaining lease term (in years)	8.8	10.2	11.4
Weighted-average discount rate	9.5%	9.6%	9.5%
Supplemental cash flow information related to operating leases are as follows (in thousands):

	Year Ended January 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$41,389	$34,816	$12,021
Right-of-use assets obtained in exchange for new operating lease liabilities	$29,887	$17,809	$7,997
Right-of-use reductions related to operating lease impairments	$4,900	$—	$—

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future minimum lease payments (net of tenant improvement receivables) under non-cancelable operating leases with initial lease terms in excess of one year included in the Company’s lease liabilities as of January 31, 2024, are as follows (in thousands):

Fiscal year ending January 31,	Operating Lease Payments
2025	$40,608
2026	38,859
2027	39,074
2028	39,180
2029 and thereafter	197,049
Total undiscounted operating lease payments	354,770
Less: imputed interest	(120,507)
Total operating lease liabilities	$234,263
During the year ended January 31, 2024, the Company executed a sublease for a portion of its corporate office space in San Francisco, California. The Company evaluated the associated asset group for impairment, which included the ROU assets and underlying property and equipment for the lease. The Company compared the expected future undiscounted cash flows to the carrying value and determined the respective asset group was not recoverable. The Company calculated the fair value based on the present value of the estimated cash flows from the sublease for the remaining lease term and compared the estimated fair value to its carrying value, which resulted in a $5.0 million consolidated impairment charge. The fair value of the operating lease ROU assets and associated property and equipment was estimated as of the sublease execution date using level 3 inputs based on an income approach by converting future sublease cash inflows and outflows to a single present value. Estimated cash flows were discounted at a rate commensurate with the inherent risks associated with the asset group to arrive at an estimate of fair value. The impairment charge was included in general and administrative expenses in the consolidated statements of operations.
The sublease commenced during the year ended January 31, 2024 and has a lease term of five years. The Company has classified the sublease as an operating lease. Sublease income was $0.8 million for the year ended January 31, 2024. There was no sublease income for the year ended January 31, 2023 and January 31, 2022. The Company recognizes sublease income as a reduction of lease expense in the Company’s consolidated statements of operations.
Operating lease amounts in the table above do not include sublease income payments of $8.7 million. As of January 31, 2024, the future total minimum sublease payments to be received were as follows (in thousands):

Fiscal year ending January 31,	Sublease Payments to be Received
2025	$1,556
2026	1,919
2027	1,976
2028	2,036
2029 and thereafter	1,208
Total sublease income	$8,695
Note 10.    Net Loss per Share
The Company computes net loss per share using the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights, of the Class A common

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
stock and Class B common stock are substantially identical, other than voting rights. Accordingly, the Class A common stock and Class B common stock share equally in the Company’s net income and losses.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended January 31,
	2024	2023	2022
Numerator:
Net loss	$(257,030)	$(407,768)	$(288,342)
Denominator:
Weighted-average shares used in calculating net loss per share, basic and diluted	220,406	200,034	176,401
Net loss per share, basic and diluted	$(1.17)	$(2.04)	$(1.63)
The potential shares of common stock that were excluded from the computation of diluted net loss per share for the period presented because including them would have been anti-dilutive are as follows (in thousands):

	Year Ended January 31,
	2024	2023	2022
Stock options	9,788	11,941	14,383
Restricted stock units	17,190	14,591	8,812
Early exercised stock options	—	28	205
Shares issuable pursuant to the 2020 Employee Stock Purchase Plan	485	528	249
Total	27,463	27,088	23,649
As noted in Note 6. Convertible Notes—Related Party, the Convertible Notes were converted into 17,012,822 shares of the Company’s Class B common stock in July 2021. The shares underlying the Convertible Notes were previously excluded from diluted EPS because the effect would have been anti-dilutive.
Note 11.    Stockholders’ Equity (Deficit)
Common Stock
There are two classes of common stock that total 1,500,000,000 authorized shares: 1,000,000,000 authorized shares of Class A common stock and 500,000,000 authorized shares of Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 10 votes per share and is convertible into one share of Class A common stock. Prior to the Direct Listing, which was completed on September 30, 2020, all 73,577,455 outstanding shares of redeemable convertible preferred stock were converted into an equivalent number of shares of Class B common stock. There are 139,238,565 shares of Class A common stock and 85,489,359 shares of Class B common stock issued and outstanding as of January 31, 2024. There were 128,803,395 shares of Class A common stock and 85,489,359 shares of class B common stock issued and outstanding as of January 31, 2023.
All changes in the number of shares of common stock outstanding for the years ended January 31, 2024 and 2023, were related to changes in Class A common stock.
Private Placement—Related Party
In September 2022, the Company issued and sold 19,273,127 shares of its Class A common stock to the Company’s CEO in a private placement transaction at a purchase price of $18.16 per share, based on the closing trading price of the Company’s Class A common stock on September 2, 2022, for aggregate gross proceeds of

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
approximately $350 million. The Company incurred issuance costs related to the private placement of $2.7 million. The Company recorded the proceeds (net of issuance costs) of $347.3 million as additional paid-in capital within the consolidated statements of stockholders’ equity (deficit) for the year ended January 31, 2023.
Stock Plans
The Company has a 2009 Stock Plan (the “2009 Plan”), a 2012 Amended and Restated Stock Plan (the “2012 Plan”), and a 2020 Equity Incentive Plan (the “2020 Plan”). Each plan was initially established to grant equity awards to employees and consultants of the Company to assist in attracting, retaining, and motivating employees and consultants and to provide incentives to promote the success of the Company’s business. The number of shares reserved for issuance under the 2020 Plan increased by 9,414,923 shares of Class A common stock on February 1, 2022, by 10,714,637 shares of Class A common stock on February 1, 2023, and by 11,236,396 shares of Class A common stock on February 1, 2024 pursuant to the evergreen provisions of the 2020 Plan.
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
Shares of common stock purchased under the 2012 Plan are subject to certain restrictions and repurchase rights.
Stock Options
Option activity under the Company’s combined stock plans is set forth below (in thousands, except years and per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balances as of January 31, 2023	11,941	$2.96	5.1	$149,738
Options granted	—	—
Options exercised	(2,101)	2.31
Options forfeited	(52)	5.51
Balances as of January 31, 2024	9,788	3.09	4.2	$140,292
Vested and exercisable at January 31, 2024	9,568	3.10	4.2	$137,045
Vested and expected to vest at January 31, 2024	9,788	3.09	4.2	$140,292

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The weighted-average grant-date fair value of options granted and the total intrinsic value of options exercised during the periods presented were as follows:

	Year Ended January 31,
	2024	2023	2022
Weighted-average grant-date fair value per share	$—	$—	$—
Aggregate intrinsic value of options exercised (in thousands)	$38,757	$52,687	$404,964
Early Exercise of Employee Options
The 2009 Plan and 2012 Plan allow for the early exercise of stock options. The consideration received for an early exercise of an option is considered to be a deposit of the exercise price, and the related dollar amount is recorded as a liability and reflected in accrued expenses and other current liabilities and other liabilities in the consolidated balance sheets. This liability is reclassified to additional paid-in capital as the awards vest. If a stock option is early exercised, the unvested shares may be repurchased by the Company in case of employment termination at the price paid by the purchaser for such shares. No shares were subject to repurchase as of January 31, 2024 and a total of 27,864 shares were subject to repurchase as of January 31, 2023.
Restricted Stock Units
The Company’s RSU activity is set forth below (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested RSUs at January 31, 2023	14,591	$27.75	$226,145
RSUs granted	13,344	20.01
RSUs vested	(7,404)	25.63
RSUs forfeited	(3,341)	25.75
Unvested RSUs at January 31, 2024	17,190	23.04	$299,450
RSUs vested, not yet released at January 31, 2024	806	32.82
Stock-Based Compensation Expense
Stock-based compensation for stock-based awards to employees and non-employees in the Company’s consolidated statements of operations for the periods below were as follows (in thousands):

	Year Ended January 31,
	2024	2023	2022
Cost of revenues	$1,549	$1,658	$806
Research and development	112,619	100,083	57,480
Sales and marketing	59,217	58,504	29,631
General and administrative	29,033	28,717	16,644
Total stock-based compensation expense	$202,418	$188,962	$104,561
The stock-based compensation expense related to options granted to non-employees for the years ended January 31, 2024, 2023, and 2022 was not material.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Total unrecognized compensation costs related to unvested awards not yet recognized under all equity compensation plans was as follows:

	As of January 31, 2024
	Unrecognized Expense (in thousands)	Weighted-Average Expected Recognition Period (in years)
Stock options	$285	3.7
RSUs	358,188	2.9
Total unrecognized stock-based compensation expense	$358,473	2.9

	As of January 31, 2023
	Unrecognized Expense (in thousands)	Weighted-Average Expected Recognition Period (in years)
Stock options	$3,230	1.6
RSUs	369,302	2.9
Total unrecognized stock-based compensation expense	$372,532	2.9
2020 Employee Stock Purchase Plan
In September 2020, the Board of Directors adopted and approved the 2020 Employee Stock Purchase Plan which became effective on the effective date of the Company's registration statement on Form S-1 filed with the SEC in connection with the Direct Listing. The ESPP initially reserved and authorized the issuance of up to a total of 2,000,000 shares of Class A common stock to participating employees. The number of shares reserved under the ESPP was automatically increased on February 1, 2021 to 3,614,801 shares of Class A common stock, to 5,497,785 on February 1, 2022, to 7,640,712 on February 1, 2023, and to 9,887,991 on February 1, 2024 pursuant to the evergreen provisions of the ESPP.
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
During the years ended January 31, 2024, 2023, and 2022 the Company recognized $11.4 million, $12.8 million, and $8.0 million respectively, of stock-based compensation expense related to the ESPP. The Company withheld $7.2 million and $6.9 million as of January 31, 2024 and 2023, respectively, in contributions from employees. As of January 31, 2024, total unrecognized compensation cost related to the ESPP was $10.4 million, which will be amortized over a weighted average vesting term of 1.1 years.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following assumptions were used to calculate the fair value of shares to be granted under the ESPP during the period:

	Year Ended January 31,
	2024	2023	2022
Risk-free interest rate	4.1% - 5.5%	0.9%-4.0%	0.1%-0.2%
Expected term	0.5 - 2.0 years	0.5 - 2.0 years	0.5 - 2.0 years
Dividend yield	—%	0%	0%
Expected volatility	39.3% - 60.3%	46.2% - 64.1%	36.8% - 53.8%
Note 12.    Employee Benefit Plans
In January 2011, the Company adopted a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees within the United States who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company’s contributions to the plan may be made at the discretion of the Board of Directors. There have been no contributions to the plan by the Company since the inception of the plan as of January 31, 2024. Additionally, the Company engages in required pension plans of respective countries in which operations exist.
Note 13.    Interest Income and Other Income (Expense), Net
Interest income and other income (expense), net consist of the following (in thousands):

	Year Ended January 31,
	2024	2023	2022
Interest income	$21,128	$7,910	$506
Unrealized gains (losses) on foreign currency transactions	(164)	801	(953)
Other non-operating expense	(340)	(1,778)	(1,089)
Total interest income and other income (expense), net	$20,624	$6,933	$(1,536)
Other non-operating expense consists primarily of realized foreign currency gains and losses on transactions in the periods presented.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 14.    Income Taxes
The components of the provision for income taxes were as follows (in thousands):

	Year Ended January 31,
	2024	2023	2022
Current:
United States	$—	$—	$—
State	318	45	—
Foreign	3,239	4,009	3,031
Total current	$3,557	$4,054	$3,031
Deferred:
United States	$—	$—	$—
State	—	—	—
Foreign	148	821	206
Total deferred	148	821	206
Total provision for income taxes	$3,705	$4,875	$3,237
The components of income (loss) before income taxes were as follows (in thousands):

	Year Ended January 31,
	2024	2023	2022
United States	$(262,894)	$(413,505)	$(292,759)
Foreign	9,569	10,612	7,654
Total	$(253,325)	$(402,893)	$(285,105)
The reconciliation between the statutory federal income tax and the Company’s effective tax rates as a percentage of loss before income taxes were as follows:

	Year Ended January 31,
	2024	2023	2022
Federal tax rate	21.0%	21.0%	21.0%
Stock-based compensation expense	(3.6)	(2.4)	25.0
Change in valuation allowance	(21.4)	(23.1)	(52.8)
Transaction costs	—	(0.1)	—
Research and development credits	3.5	4.9	7.7
Convertible debt interest	—	—	(1.3)
Other	(1.0)	(1.5)	(0.8)
Effective income tax rate	(1.5)%	(1.2)%	(1.2)%

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The major components of deferred tax assets (liabilities) were as follows (in thousands):

	As of January 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$285,152	$282,705
Research and development tax credits	96,548	87,059
Stock-based compensation	14,552	14,731
Reserves and accrued expenses	7,860	6,714
Operating lease liabilities	56,532	52,922
R&D expense capitalization under Sec. 174	125,080	76,765
Total deferred tax assets	585,724	520,896
Valuation allowance	(532,423)	(470,548)
Total deferred tax assets, net of valuation allowance	53,301	50,348
Deferred tax liabilities:
Right of use asset	(43,320)	(41,434)
Deferred commissions	(8,588)	(8,020)
Depreciation and amortization	(2,704)	(2,123)
Total deferred tax liabilities	(54,612)	(51,577)
Net deferred tax liabilities	$(1,311)	$(1,229)
The valuation allowance increased by $61.9 million, $113.6 million, and $174.4 million during the years ended January 31, 2024, 2023, and 2022, respectively. The increase in the valuation allowance during the years ended January 31, 2024 and 2023 were primarily driven by research and development expense capitalization under Sec. 174, loss carryforwards, and tax credits generated in the United States. The increase in the valuation allowance during the year ended January 31, 2022 was primarily driven by losses and tax credits generated in the United States. As of January 31, 2024, 2023, and 2022, the Company believes it is not more likely than not that the deferred tax assets will be fully realizable and continues to maintain a full valuation allowance against its net deferred tax assets.
As of January 31, 2024, the Company had federal and state net operating loss carryforwards of $1,167.3 million and $665.2 million, respectively. The federal and state net operating losses, if not used, will begin to expire in 2029. Federal net operating losses generated after January 31, 2018 will carry forward indefinitely.
As of January 31, 2024, the Company has federal and California research and development tax credit carryforwards of $85.0 million and $54.8 million, respectively, to offset future taxable income. The federal research and development tax credits, if not used, will begin to expire in 2030, while the state tax credit carryforwards may be carried forward indefinitely.
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
Foreign withholding taxes have not been provided for the cumulative undistributed earnings of the Company’s foreign subsidiaries as of January 31, 2024 due to the Company’s intention to permanently reinvest such earnings.
No liability related to uncertain tax positions is recorded in the financial statements due to the fact the liabilities have been netted against deferred attribute carryovers.
A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits was as follows (in thousands):

	As of January 31,
	2024	2023
Balance at the beginning of the year	$31,738	$19,826
Increases - current period tax positions	5,444	7,666
Increases - prior period tax positions	—	4,246
Decreases - prior period tax positions	(2,222)	—
Balance at the end of the year	$34,960	$31,738
The Company had no accrued interest and penalties related to unrecognized tax benefits as of January 31, 2024 or January 31, 2023. As of January 31, 2024, there are no unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate. The Company does not expect that its uncertain tax positions will materially change in the next 12 months.
The Company files federal and state tax returns in the United States and in various foreign jurisdictions. The Company’s tax years since inception are open to examination by federal and state taxing authorities, and the tax years 2018 and forward remain open in various foreign jurisdictions.
Note 15.    Geographic Information
The following tables set forth revenues and long-lived assets, including operating lease ROU assets, by geographic area for the periods presented below (in thousands):
Revenues

	Year Ended January 31,
	2024	2023	2022
United States	$398,034	$330,238	$219,305
International	254,470	216,974	159,132
Total revenues	$652,504	$547,212	$378,437
Revenues by geography are based on the shipping address of the customer.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Long-Lived Assets

	As of January 31,
	2024	2023
United States	$271,844	$265,582
International	6,430	5,591
Total long-lived assets	$278,274	$271,173
Note 16.    Related Party Transactions
In January and June 2020, the Company issued Convertible Notes to a trust affiliated with the Company’s CEO. The Company elected to convert these Convertible Notes on July 1, 2021. See Note 6. Convertible Notes—Related Party for further details.
During the fiscal year ended January 31, 2020, the Company began leasing certain office facilities from a company affiliated with Board members of the Company. Rent payments made under these leases totaled $1.6 million and $2.0 million for the years ended January 31, 2024 and 2023, respectively. The Company has entered into various agreements with the same company and has recognized revenue of $0.9 million and $0.7 million for the years ended January 31, 2024 and 2023, respectively. There was no customer receivable amount as of January 31, 2024 and a customer receivable amount of $1.7 million as of January 31, 2023.
The Company has entered into an advertising agreement with a company affiliated with a Board member of the Company. Payments under this agreement totaled $1.1 million and $1.8 million for the years ended January 31, 2024 and 2023, respectively.
The Company has entered into an advertising agreement with a company affiliated with a Board member of the Company. Payments under this agreement totaled $2.0 million and $3.2 million for the years ended January 31, 2024 and 2023, respectively.
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

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The restructuring costs are recognized in the consolidated statement of operations for the year ended January 31, 2023 as follows:

	Severance and Related Charges	Stock-Based Compensation Expense (Benefit)	Total
Cost of revenues	$512	$38	$550
Research and development	33	2	35
Sales and marketing	5,921	661	6,582
General and administrative	1,914	179	2,093
Total	$8,380	$880	$9,260
The following table summarizes the Company’s restructuring liabilities (in thousands):

Restructuring Liability
Beginning balance as of February 1, 2023	$873
Charges (benefit)	(147)
Payments	(707)
Foreign currency translation adjustment	(19)
Ending balance as of January 31, 2024	$—

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 31, 2024. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Based on that assessment, management has concluded that our internal control over financial reporting was effective as of January 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
The effectiveness of our internal control over financial reporting as of January 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered accounting firm, as stated in their report which appears in Part II—Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended January 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
On December 22, 2023, Eleanor Lacey, our Corporate Secretary and General Counsel, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 134,894 shares of the Company’s Class A common stock. The Rule 10b5-1 trading arrangement provides for the sale of a percentage of shares to be received upon future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and thus the exact number of shares to be sold pursuant to Ms. Lacey’s Rule 10b5-1 trading arrangement, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, we have reported the maximum aggregate number of shares to be sold without subtracting any shares to be withheld upon future vesting events. The plan terminates on June 18, 2025, or upon the earlier completion of all authorized transactions under the plan.
On December 26, 2023, Tim Wan, our Chief Financial Officer, modified his existing Rule 10b5-1(c) trading arrangement, originally adopted on March 20, 2023 to amend the trading schedules under the plan. The modified trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 50,000 shares of the Company’s Class A common stock. The amended plan terminates on April 12, 2025, or upon the earlier completion of all authorized transactions under the plan.
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
The remaining information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2024.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2024.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2024.

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

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-39495	3.1	September 21, 2020
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39495	3.1	December 12, 2023
4.2	Omnibus Amendment to Financing Agreements	S-1/A	333-248303	4.3	September 9, 2020
4.3	Description of Securities	10-K	001-39495	4.3	March 24, 2022
10.1	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers	S-1	333-248303	10.1	August 24, 2020
10.2#	2009 Stock Plan, as amended, and forms of agreement thereunder	S-1	333-248303	10.2	August 24, 2020
10.3#	Amended and Restated 2012 Stock Plan, and forms of agreement thereunder	S-1	333-248303	10.3	August 24, 2020
10.4#	2020 Equity Incentive Plan, and forms of agreement thereunder	S-1	333-248303	10.4	August 24, 2020
10.5#	2020 Equity Incentive Plan - Form of RSU Grant Notice and Award Agreement (No Holding Period) (Hybrid)	10-K	001-39495	10.5	March 30, 2021
10.6#	2020 Equity Incentive Plan - Form of RSU Grant Notice and Award Agreement (One- or Two-Year Holding Period) (Hybrid)	10-K	001-39495	10.6	March 30, 2021
10.7#	2020 Equity Incentive Plan - Form of RSU Grant Notice and Award Agreement (No Holding Period) (Hybrid)	10-Q	001-39495	10.1	December 1, 2022
10.8#	2020 Equity Incentive Plan - Form of RSU Grant Notice and Award Agreement (One- or Two-Year Holding Period) (Hybrid)	10-Q	001-39495	10.2	December 1, 2022
10.9#	2020 Employee Stock Purchase Plan	S-1	333-248303	10.5	August 24, 2020
10.10#	Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-39495	10.2	June 1, 2023
10.11#	Directors Deferred Compensation Plan	10-K	001-39495	10.9	March 30, 2021
10.12#	Asana France SAS Equity Sub-Plan and Form of RSU Grant Notice and Award Agreement	10-K	001-39495	10.10	March 30, 2021
10.13#	Executive Severance and Change in Control Benefit Plan	S-1	333-248303	10.7	August 24, 2020
10.14#	Offer Letter between Dustin Moskovitz and the Registrant, dated August 20, 2020	S-1	333-248303	10.8	August 24, 2020
10.15#	Offer Letter between Eleanor Lacey and the Registrant, dated August 21, 2020	S-1	333-248303	10.9	August 24, 2020

10.16#	Offer Letter between Tim Wan and the Registrant, dated August 20, 2020	S-1	333-248303	10.10	August 24, 2020
10.17#	Offer Letter between Anne Raimondi and the Registrant, dated August 27, 2021	8-K	001-39495	10.1	September 1, 2021
10.18	Lease between Swig 631 Folsom, LLC, SIC Holdings, LLC and the Registrant, dated as of February 22, 2019	S-1	333-248303	10.12	August 24, 2020
10.19	Commencement Date Memoranda to Lease between Swig 631 Folsom, LLC, SIC Holdings, LLC and the Registrant, dated as of May 17, 2021	10-Q	001-39495	10.1	September 3, 2021
10.20	Voting Agreement dated as of August 13, 2021, by and between Good Ventures Foundation and Dustin Moskovitz	10-Q	001-39495	10.2	September 3, 2021
10.21	Share Purchase Agreement, dated September 6, 2022, by and among Asana, Inc. and the purchaser named therein	8-K	001-39495	10.1	September 7, 2022
10.22	Credit Agreement, dated as of November 7, 2022, by and among the Company, Silicon Valley Bank, as issuing lender, the swingline lender, administrative agent and collateral agent, and each of the lenders identified on the signature pages thereto	8-K	001-39495	10.1	November 10, 2022
10.23	First Amendment to Credit Agreement, dated April 13, 2023, by and among the Company and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as issuing lender, the swingline Lender, administrative agent and collateral agent	10-Q	001-39495	10.1	June 1, 2023
21.1*	List of subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included in the signature pages attached to this Annual Report on Form 10-K)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1#*	Clawback Policy
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2024, has been formatted in Inline XBRL
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

ASANA, INC.

March 14, 2024	By:	/s/ Dustin Moskovitz
Dustin Moskovitz
President and Chief Executive Officer
(Principal Executive Officer)

March 14, 2024	By:	/s/ Tim Wan
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Dustin Moskovitz	President, Chief Executive Officer, and Chair (Principal Executive Officer)	March 14, 2024
Dustin Moskovitz

/s/ Tim Wan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2024
Tim Wan

/s/ Krista Anderson-Copperman	Director	March 14, 2024
Krista Anderson-Copperman

/s/ Sydney Carey	Director	March 14, 2024
Sydney Carey

/s/ Matthew Cohler	Director	March 14, 2024
Matthew Cohler

/s/ Adam D’Angelo	Director	March 14, 2024
Adam D’Angelo

/s/ Andrew Lindsay	Director	March 14, 2024
Andrew Lindsay

/s/ Lorrie Norrington	Director	March 14, 2024
Lorrie Norrington

/s/ Justin Rosenstein	Director	March 14, 2024
Justin Rosenstein