Form 10-Q
period 2024-04-30
Asana, Inc.
filed 2024-05-30
CIK 1477720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 24, 2024, the number of shares of the registrant’s Class A common stock outstanding was 142,617,770 and the number of shares of the registrant’s Class B common stock outstanding was 85,486,680.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risk and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition; business strategy and plans; and objectives of management for future operations are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about: our ability to grow or maintain our dollar-based net retention rate, expand usage of our platform within organizations, and sell subscriptions to our platform; our ability to convert individuals, teams, and organizations on our free and trial versions into paying customers; the timing and success of new features, integrations, capabilities, and enhancements by us, or by our competitors to their products, including the successful integration of artificial intelligence (“AI”), or any other changes in the competitive landscape of our market; our ability to achieve widespread acceptance and use of our platform; growth in the work management market; the amount and timing of operating expenses and capital expenditures, as well as entry into operating leases, that we may incur to maintain and expand our business and operations and to remain competitive; our focus on growth to drive long-term value; the timing of expenses and our expectations regarding our cost of revenues, gross margin, and operating expenses; the effect of uncertainties related to ongoing macroeconomic conditions, including volatile equity capital markets, on our business, results of operations, and financial condition; performance of our sales and marketing activities; our protections against security breaches, technical difficulties, or interruptions to our platform; our ability to successfully defend litigation brought against us, potential dispute-related settlement payments, or other litigation-related costs; potential pricing pressure as a result of competition or otherwise; anticipated fluctuations in foreign currency exchange rates; potential costs and the anticipated timing of expenses related to the acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs; general economic conditions affecting domestic or international markets, and the rate of global IT spending, including as a result of a downturn or recession, rising inflation and interest rates, and instability in financial institutions and global financial markets; and geopolitical instability.
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
•We have experienced rapid growth in prior periods, and our prior growth rates may not be indicative of our future growth.
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
•If our information technology systems, or those of third parties upon which we rely, or our data are compromised or operate in an unintended way, we could experience adverse consequences, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ASANA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	April 30, 2024	January 31, 2024
Assets
Current assets
Cash and cash equivalents	$222,049	$236,663
Marketable securities	302,240	282,801
Accounts receivable, net	99,773	88,327
Prepaid expenses and other current assets	50,004	51,925
Total current assets	674,066	659,716
Property and equipment, net	96,955	96,543
Operating lease right-of-use assets	182,296	181,731
Other assets	24,851	23,970
Total assets	$978,168	$961,960
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$12,895	$6,907
Accrued expenses and other current liabilities	68,111	75,821
Deferred revenue, current	292,191	265,306
Operating lease liabilities, current	20,316	19,179
Total current liabilities	393,513	367,213
Term loan, net	42,380	43,618
Deferred revenue, noncurrent	4,882	5,916
Operating lease liabilities, noncurrent	214,108	215,084
Other liabilities	3,388	3,733
Total liabilities	658,271	635,564
Commitments and contingencies (Note 7)
Stockholders' equity
Common stock	2	2
Additional paid-in capital	1,880,675	1,821,216
Accumulated other comprehensive loss	(2,472)	(236)
Accumulated deficit	(1,558,308)	(1,494,586)
Total stockholders’ equity	319,897	326,396
Total liabilities and stockholders’ equity	$978,168	$961,960

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended April 30,
	2024	2023
Revenues	$172,448	$152,411
Cost of revenues	17,804	14,847
Gross profit	154,644	137,564
Operating expenses:
Research and development	82,791	76,316
Sales and marketing	104,332	93,237
General and administrative	33,690	33,256
Total operating expenses	220,813	202,809
Loss from operations	(66,169)	(65,245)
Interest income and other income (expense), net	4,360	5,666
Interest expense	(942)	(967)
Loss before provision for income taxes	(62,751)	(60,546)
Provision for income taxes	971	922
Net loss	$(63,722)	$(61,468)
Net loss per share:
Basic and diluted	$(0.28)	$(0.28)
Weighted-average shares used in calculating net loss per share:
Basic and diluted	227,069	216,413

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2024	2023
Net loss	$(63,722)	$(61,468)
Other comprehensive loss:
Net unrealized gain (losses) on marketable securities	(1,375)	454
Change in foreign currency translation adjustments	(861)	104
Comprehensive loss	$(65,958)	$(60,910)

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Three Months Ended April 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at January 31, 2024	224,728	$2	$1,821,216	$(236)	$(1,494,586)	$326,396
Issuance of common stock upon the exercise of options	352	—	1,085	—	—	1,085
Issuance of common stock upon the vesting and settlement of restricted stock units	2,302	—	(4)	—	—	(4)
Issuance of common stock under employee share purchase plan	654	—	8,866	—	—	8,866
Stock-based compensation expense	—	—	49,512	—	—	49,512
Net unrealized losses on marketable securities	—	—	—	(1,375)	—	(1,375)
Foreign currency translation adjustments	—	—	—	(861)	—	(861)
Net loss	—	—	—	—	(63,722)	(63,722)
Balances at April 30, 2024	228,036	$2	$1,880,675	$(2,472)	$(1,558,308)	$319,897

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

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2024	2023
Cash flows from operating activities
Net loss	$(63,722)	$(61,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for expected credit losses	199	737
Depreciation and amortization	4,014	3,288
Amortization of deferred contract acquisition costs	6,087	4,871
Stock-based compensation expense	48,640	41,498
Net accretion of discount on marketable securities	(1,831)	(444)
Non-cash lease expense	4,452	5,263
Amortization of discount on revolving credit facility and term loan issuance costs	30	30
Changes in operating assets and liabilities:
Accounts receivable	(11,732)	(17,252)
Prepaid expenses and other current assets	(4,402)	(4,625)
Other assets	(894)	881
Accounts payable	6,446	(14)
Accrued expenses and other liabilities	(10,183)	(13,417)
Deferred revenue	25,851	30,350
Operating lease liabilities	(4,853)	(4,291)
Net cash used in operating activities	(1,898)	(14,593)
Cash flows from investing activities
Purchases of marketable securities	(70,484)	(139,294)
Maturities of marketable securities	51,500	1,615
Purchases of property and equipment	(1,002)	(1,866)
Capitalized internal-use software costs	(1,375)	(821)
Net cash used in investing activities	(21,361)	(140,366)
Cash flows from financing activities
Repayment of term loan	—	(625)
Proceeds from exercise of stock options	1,085	1,798
Proceeds from employee stock purchase plan	8,866	8,558
Taxes paid related to net share settlement of equity awards	(4)	—
Net cash provided by financing activities	9,947	9,731
Effect of foreign exchange rates on cash and cash equivalents	(1,302)	899
Net decrease in cash and cash equivalents	(14,614)	(144,329)
Cash and cash equivalents
Beginning of period	236,663	526,563
End of period	$222,049	$382,234

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2024	2023
Supplemental cash flow data
Cash paid for income taxes	$873	$1,906
Supplemental non-cash investing and financing information
Purchase of property and equipment in accounts payable and accrued expenses	$1,367	$2,645
Stock-based compensation capitalized for software development	$867	$449

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
The unaudited condensed consolidated balance sheet as of January 31, 2024 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including certain notes required by GAAP on an annual reporting basis. In management's opinion, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to state fairly the balance sheet, statements of comprehensive loss, and stockholders' equity (deficit), and statements of cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2024.
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
The Company grants credit to customers in the normal course of business. For the three months ended April 30, 2024 and April 30, 2023, there were no individual customers that accounted for 10% or more of the Company’s revenues. The Company had one customer account for approximately 37% of accounts receivable as of April 30, 2024. No customer accounted for more than 10% of accounts receivable as of January 31, 2024.
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
Available-for-sale Investments
The Company’s marketable securities are primarily comprised of U.S. government securities, commercial paper, corporate bonds, and agency bonds. The Company classifies its securities as available-for-sale at the time of purchase and reevaluates such classification at each balance sheet date. The Company may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies its marketable securities, including securities with stated maturities beyond twelve months, within current assets in the condensed consolidated balance sheets.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The new standard will be effective for the Company for the annual periods beginning February 1, 2024, and for interim periods beginning February 1, 2025. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
statements. The Company is currently evaluating the impact of adoption of the standard on disclosures within its consolidated financial statements.
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
Note 3.    Revenues
Deferred Revenue and Remaining Performance Obligations
The Company recognized $117.4 million and $100.5 million of revenues during the three months ended April 30, 2024 and 2023, respectively, that were included in the deferred revenue balances at January 31, 2024 and 2023, respectively.
Deferred revenue that will be recognized within the next twelve months is recorded as current deferred revenue, and the remaining portion is recorded as noncurrent. As of April 30, 2024, the Company's remaining performance obligations from subscription contracts was $380.0 million, of which the Company expects to recognize approximately 86% as revenues over the next 12 months and the remainder thereafter.
Deferred Contract Acquisition Costs
Deferred contract acquisition costs are amortized over a period of benefit of three years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in the software-as-a-service industry.
The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Three Months Ended April 30,
	2024	2023
Beginning balance	$39,381	$36,583
Capitalization of contract acquisition costs	5,646	5,626
Amortization of deferred contract acquisition costs	(6,087)	(4,871)
Ending balance	$38,940	$37,338

Deferred contract acquisition costs, current	$21,716	$19,077
Deferred contract acquisition costs, noncurrent	17,224	18,261
Total deferred contract acquisition costs	$38,940	$37,338

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 4.    Fair Value Measurements
The following table summarizes, for assets and liabilities measured at fair value, the respective fair value and classification by level of input within the fair value hierarchy (in thousands):

	April 30, 2024
	Level 1	Level 2	Level 3	Total
Current Assets
Cash equivalents
Money market funds	$73,594	$—	$—	$73,594
Commercial paper	—	1,998	—	1,998
U.S. Treasury securities	2,997	—	—	2,997
Total cash equivalents	$76,591	$1,998	$—	$78,589
Marketable securities
U.S. Treasury securities	$162,679	$—	$—	$162,679
Commercial paper	—	11,819	—	11,819
Corporate bonds	—	101,610	—	101,610
U.S. agency bonds	—	26,132	—	26,132
Total marketable securities	$162,679	$139,561	$—	$302,240
Total assets	$239,270	$141,559	$—	$380,829

	January 31, 2024
	Level 1	Level 2	Level 3	Total
Current Assets
Cash equivalents
Money market funds	$89,561	$—	$—	$89,561
Commercial paper	—	4,991	—	4,991
Total cash equivalents	$89,561	$4,991	$—	$94,552
Marketable securities
U.S. Treasury securities	$162,328	$—	$—	$162,328
Commercial paper	—	11,670	—	11,670
Corporate bonds	—	72,608	—	72,608
U.S. agency bonds	—	36,195	—	36,195
Total marketable securities	$162,328	$120,473	$—	$282,801
Total assets	$251,889	$125,464	$—	$377,353

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the Company's investments in marketable securities on the condensed consolidated balance sheets (in thousands):

	April 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current Assets
U.S. Treasury securities	$163,506	$2	$(829)	$162,679
Commercial paper	11,813	6	—	11,819
Corporate bonds	101,520	427	(337)	101,610
U.S. agency bonds	26,102	30	—	26,132
Total marketable securities	$302,941	$465	$(1,166)	$302,240

	January 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current Assets
U.S. Treasury securities	$162,485	$85	$(242)	$162,328
Commercial paper	11,645	25	—	11,670
Corporate bonds	71,930	695	(17)	72,608
U.S. agency bonds	36,067	128	—	36,195
Total marketable securities	$282,127	$933	$(259)	$282,801
The following table presents the contractual maturities of the Company’s marketable securities as of April 30, 2024 (in thousands):

	April 30, 2024
	Amortized Cost	Estimated Fair Value
Due within one year	$162,519	$162,357
Due within one to three years	140,422	139,883
Total	$302,941	$302,240
The Company periodically evaluates its investments for expected credit losses. The unrealized losses on the available-for-sale securities were primarily due to unfavorable changes in interest rates subsequent to the initial purchase of these securities. Gross unrealized losses of the Company’s available-for-sale securities that have been in a continuous unrealized loss position for twelve months or longer were immaterial as of April 30, 2024 and January 31, 2024. The Company expects to recover the full carrying value of its available-for-sale securities in an unrealized loss position as it does not intend or anticipate a need to sell these securities prior to recovering the associated unrealized losses. The Company also expects any credit losses would be immaterial based on the high-grade credit rating for each of such available-for-sale securities. As a result, the Company does not consider any portion of the unrealized losses as of April 30, 2024 or January 31, 2024 to represent credit losses.
In April 2020 and November 2022, the Company entered into credit agreements (the “April 2020 Senior Secured Term Loan” and “November 2022 Senior Secured Credit Facility” as defined in Note 6. Debt) with Silicon Valley Bank (“SVB”). The credit facilities are carried at amortized cost, which approximated their fair values as of April 30, 2024 and January 31, 2024. If the credit facilities were measured at fair value in the financial statements, they would be classified as Level 2 in the fair value hierarchy. The April 2020 Senior Secured Term Loan was repaid in full and terminated in November 2022. On March 27, 2023, First Citizens BancShares, Inc. announced that it entered into an agreement to purchase assets and liabilities of SVB, inclusive of the November 2022 Senior Secured Credit Facility.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 5.    Balance Sheet Components
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	April 30, 2024	January 31, 2024
Leasehold improvements	$101,901	$100,795
Capitalized internal-use software	26,303	24,061
Furniture and fixtures	11,779	11,732
Desktop and other computer equipment	2,303	2,122
Construction in progress	941	326
Total gross property and equipment	143,227	139,036
Less: Accumulated depreciation and amortization	(46,272)	(42,493)
Total property and equipment, net	$96,955	$96,543

Depreciation and amortization expense was $4.0 million and $3.3 million for the three months ended April 30, 2024 and 2023, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	April 30, 2024	January 31, 2024
Prepaid expenses	$23,379	$25,029
Deferred contract acquisition costs, current	21,716	21,594
Other current assets	4,909	5,302
Total prepaid expenses and other current assets	$50,004	$51,925
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	April 30, 2024	January 31, 2024
Accrued payroll liabilities	$12,739	$19,219
Accrued sales and value-added taxes	10,826	10,770
Accrued taxes for fringe benefits	10,709	9,452
Accrued advertising expenses	4,551	9,276
Accrued consulting expenses	3,881	4,287
Other liabilities	25,405	22,817
Total accrued expenses and other current liabilities	$68,111	$75,821
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

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
Pursuant to the terms of the November 2022 Senior Secured Credit Facility, the Company may issue letters of credit which may reduce the total amount available for borrowing under the revolving credit facility. Additionally, the Company is required to pay an annual commitment fee that accrues at a rate of 0.15% per annum on the unused portion of the borrowing commitments under the revolving credit facility. The Company had an aggregate of $21.4 million of letters of credit outstanding under the revolving credit facility as of April 30, 2024, and the Company’s total available borrowing capacity under the revolving credit facility was $78.6 million as of April 30, 2024.
As of April 30, 2024, $50.0 million was drawn and $46.9 million was outstanding under the November 2022 Senior Secured Credit Facility. As of April 30, 2024, the Company was in compliance with all financial covenants.
In conjunction with the close of the November 2022 Senior Secured Credit Facility, the Company paid upfront issuance fees of $0.4 million. The upfront fees are amortized over the remaining term of the agreement. As of April 30, 2024, the Company had $0.2 million remaining of upfront issuance fees allocated to the revolving credit facility presented in the Company’s condensed consolidated balance sheet within other assets.
The net carrying amounts of the November 2022 Senior Secured Credit Facility were as follows (in thousands):

	April 30, 2024	January 31, 2024
Principal	$46,875	$46,875
Accrued interest	275	297
Unamortized loan issuance costs	(120)	(132)
Net carrying amount	$47,030	$47,040

Term loan, current	$4,650	$3,422
Term loan, noncurrent	$42,380	$43,618

The net carrying amount of the current portion of the term loan is presented within accrued expenses and other current liabilities in the condensed consolidated balance sheets.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The expected future principal payments for all borrowings as of April 30, 2024 is as follows (in thousands):

Fiscal year ending January 31,	Expected Principal Payments
2025	$3,125
2026	5,000
2027	38,750
Total principal payments	$46,875
Note 7.     Commitments and Contingencies
Standby Letters of Credit
As of April 30, 2024, the Company had several letters of credit outstanding related to its operating leases totaling $21.4 million. The letters of credit expire at various dates between 2025 and 2034.
Purchase Commitments
In January 2021, the Company entered into a 60-month contract with Amazon Web Services for hosting-related services. Pursuant to the terms of the contract, the Company is required to spend a minimum of $103.5 million over the term of the agreement. The commitment may be offset by up to $7.3 million in additional credits subject to the Company meeting certain conditions of the agreement, which have been earned as of April 30, 2024. As of April 30, 2024, the Company had purchase commitments remaining of $38.5 million under this contract.
During the three months ended April 30, 2024, other than certain non-cancelable operating leases described in Note 8. Leases and the commitment for hosting-related services described above, there have been no other material changes outside the ordinary course of business to the Company's contractual obligations and commitments from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2024.
Indemnification Agreements
The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against any liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual.
Additionally, in the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which it agrees to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. For the three months ended April 30, 2024 and 2023, no demands have been made upon the Company to provide indemnification under such agreements, and there are no claims that the Company is aware of that could have a material adverse effect on its financial position, results of operations, or cash flows.
Contingencies
From time to time in the normal course of business, the Company may be subject to various claims and other legal matters arising in the ordinary course of business. As of April 30, 2024, the Company believes that none of its current legal proceedings would have a material adverse effect on its financial position, results of operations, or cash flows.
Note 8.     Leases
The Company leases real estate facilities under non-cancelable operating leases with various expiration dates through fiscal 2034. The Company has no lease agreements that are classified as finance leases.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Future minimum lease payments (net of tenant improvement receivables) under non-cancelable operating leases with initial lease terms in excess of one year included in the Company’s lease liabilities as of April 30, 2024 are as follows (in thousands):

Fiscal year ending January 31,	Operating Lease Payments (Net)
2025	$30,942
2026	40,607
2027	40,671
2028	39,218
2029 and thereafter	196,757
Total undiscounted operating lease payments	$348,195
Less: imputed interest	(113,771)
Total operating lease liabilities	$234,424
The Company has subleased certain office space to a third party and has classified the sublease as an operating lease. The sublease has a lease term of five years. Sublease income was $0.4 million for the three months ended April 30, 2024. There was no sublease income for the three months ended April 30, 2023. The Company recognizes sublease income as a reduction of lease expense in the Company’s condensed consolidated statements of operations.
Operating lease amounts in the table above do not include sublease income payments of $8.7 million. As of April 30, 2024, the future total minimum sublease payments to be received were as follows (in thousands):

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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended April 30,
	2024	2023
Numerator:
Net loss	$(63,722)	$(61,468)
Denominator:
Weighted-average shares used in calculating net loss per share, basic and diluted	227,069	216,413
Net loss per share, basic and diluted	$(0.28)	$(0.28)

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The potential shares of common stock that were excluded from the computation of diluted net loss per share for the period presented because including them would have been anti-dilutive are as follows (in thousands):

	Three Months Ended April 30,
	2024	2023
Stock options	9,435	11,128
Restricted stock units	15,739	14,178
Early exercised stock options	—	8
Shares issuable pursuant to the 2020 Employee Stock Purchase Plan	149	159
Total	25,323	25,473
Note 10. Stockholders’ Deficit
Common Stock
There are two classes of common stock that total 1,500,000,000 authorized shares: 1,000,000,000 authorized shares of Class A common stock and 500,000,000 authorized shares of Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 10 votes per share and is convertible into one share of Class A common stock. Prior to the Direct Listing, which was completed on September 30, 2020, all 73,577,455 outstanding shares of redeemable convertible preferred stock were converted into an equivalent number of shares of Class B common stock. There are 142,546,760 shares of Class A common stock and 85,489,359 shares of Class B common stock issued and outstanding as of April 30, 2024. There were 139,238,565 shares of Class A common stock and 85,489,359 shares of Class B common stock outstanding as of January 31, 2024.
All changes in the number of shares of common stock outstanding for the three months ended April 30, 2024 and 2023, were related to changes in Class A common stock.
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
Stock Plans
The Company has a 2009 Stock Plan (the “2009 Plan”), a 2012 Amended and Restated Stock Plan (the “2012 Plan”), and a 2020 Equity Incentive Plan (the “2020 Plan”). Each plan was initially established to grant equity awards to employees and consultants of the Company to assist in attracting, retaining, and motivating employees and consultants and to provide incentives to promote the success of the Company’s business. The number of shares reserved for issuance under the 2020 Plan increased by 9,414,923 shares of Class A common stock on February 1, 2022, by 10,714,637 shares of Class A common stock on February 1, 2023, and by 11,236,396 shares of Class A common stock on February 1, 2024, all pursuant to the evergreen provisions of the 2020 Plan.
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

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Directors”). Options granted generally vest over four years and vest at a rate of 25% upon the first anniversary of the vesting commencement date and 1/48 per month thereafter.
The Company has outstanding RSU awards issued pursuant to the 2012 Plan and 2020 Plan. RSUs granted generally vest on a predefined rate over a period of four years contingent upon continuous service.
Shares of common stock purchased under the 2012 Plan are subject to certain restrictions and repurchase rights.
Stock Options
Option activity under the Company’s combined stock plans is set forth below (in thousands, except years and per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balances at January 31, 2024	9,788	$3.09	4.2	$140,292
Options granted	—	—
Options exercised	(352)	3.08
Options cancelled	(1)	7.50
Balances at April 30, 2024	9,435	$3.09	4.0	$111,166
Vested and exercisable at April 30, 2024	9,241	$3.10	4.0	$108,753
Vested and expected to vest at April 30, 2024	9,435	$3.09	4.0	$111,166

The total intrinsic value of options exercised during the periods presented was as follows:

	Three Months Ended April 30,
	2024	2023
Aggregate intrinsic value of options exercised (in thousands)	$4,510	$14,107
Early Exercise of Employee Options
The 2009 Plan and 2012 Plan allow for the early exercise of stock options. The consideration received for an early exercise of an option is considered to be a deposit of the exercise price, and the related dollar amount is recorded as a liability and reflected in accrued expenses and other current liabilities and other liabilities in the condensed consolidated balance sheets. This liability is reclassified to additional paid-in capital as the awards vest. If a stock option is early exercised, the unvested shares may be repurchased by the Company in case of employment termination at the price paid by the purchaser for such shares. There were no shares that were subject to repurchase at April 30, 2024 and 8,192 shares subject to repurchase at April 30, 2023.
Restricted Stock Units
The Company’s RSU activity is set forth below (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested RSUs at January 31, 2024	17,190	$23.04	$299,450
RSUs granted	1,510	18.31
RSUs vested	(2,320)	22.85
RSUs cancelled/forfeited	(641)	21.87
Unvested RSUs at April 30, 2024	15,739	$22.66	$234,039
RSUs vested, not yet released at April 30, 2024	824	$32.25

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock-Based Compensation Expense
Stock-based compensation for stock-based awards to employees and non-employees in the Company’s condensed consolidated statements of operations for the periods below were as follows (in thousands):

	Three Months Ended April 30,
	2024	2023
Cost of revenues	$283	$322
Research and development	26,740	23,497
Sales and marketing	15,248	11,533
General and administrative	6,369	6,146
Total stock-based compensation expense	$48,640	$41,498

The stock-based compensation expense related to options granted to non-employees for the three months ended April 30, 2024 and 2023 were not material.
Total unrecognized compensation costs related to unvested awards not yet recognized under all equity compensation plans was as follows:

	April 30, 2024
	Unrecognized Expense (in thousands)	Weighted-Average Expected Recognition Period (in years)
Stock options	$231	3.7
RSUs	325,297	2.8
Total unrecognized stock-based compensation expense	$325,528	2.8
2020 Employee Stock Purchase Plan
In September 2020, the Board of Directors adopted and approved the 2020 Employee Stock Purchase Plan (“ESPP”), which became effective on the effective date of the Company's registration statement on Form S-1 filed with the SEC in connection with the Direct Listing. The ESPP initially reserved and authorized the issuance of up to a total of 2,000,000 shares of Class A common stock to participating employees. The number of shares reserved under the ESPP was automatically increased on February 1, 2021 to 3,614,801 shares of Class A common stock, to 5,497,785 on February 1, 2022, to 7,640,712 on February 1, 2023, and to 9,887,991 on February 1, 2024, all pursuant to the evergreen provisions of the ESPP.
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
The Company recognized stock-based compensation expense related to the ESPP of $2.9 million and $0.5 million during the three months ended April 30, 2024 and 2023, respectively. As of April 30, 2024 and January 31, 2024, $1.9 million and $7.2 million, respectively, have been withheld in contributions from employees. As of April 30, 2024, total unrecognized compensation cost related to the ESPP was $12.9 million, which will be amortized over a weighted average vesting term of 1.2 years.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 11.    Interest Income and Other Income (Expense), Net
Interest income and other income (expense), net consist of the following (in thousands):

	Three Months Ended April 30,
	2024	2023
Interest income	$5,376	$4,992
Unrealized losses on foreign currency transactions	(525)	699
Other non-operating expense	(491)	(25)
Total interest income and other income (expense), net	$4,360	$5,666
Other non-operating expense consists primarily of realized foreign currency gains and losses on transactions in the periods presented.
Note 12.    Income Taxes
The Company's income tax expense was $1.0 million and $0.9 million for the three months ended April 30, 2024 and 2023, respectively, primarily due to income taxes in foreign jurisdictions.
Note 13.    Geographic Information
The following tables set forth revenues and long-lived assets, including operating lease ROU assets, by geographic area for the periods presented below (in thousands):
Revenues

	Three Months Ended April 30,
	2024	2023
United States	$104,426	$92,993
International	68,022	59,418
Total revenues	$172,448	$152,411

Revenues by geography are based on the shipping address of the customer.
Long-Lived Assets

	April 30, 2024	January 31, 2024
United States	$269,343	$271,844
International	9,908	6,430
Total long-lived assets	$279,251	$278,274
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

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company has completed payments associated with these restructuring charges in the three months ended April 30, 2023 and did not incur any additional restructuring costs during the three months ended April 30, 2024 and 2023. The following table summarizes the Company’s restructuring liabilities (in thousands):

Restructuring Liability
Beginning balance as of February 1, 2023	$873
Charges (benefit)	(147)
Payments	(707)
Foreign currency translation adjustment	(19)
Ending balance as of April 30, 2023	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on March 14, 2024. As described in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.
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
Paying Customers
We are focused on continuing to grow the number of customers that use our platform, and specifically on growing the number of customers spending over $5,000 on an annualized basis (“Core customers”), and those spending over $100,000 on an annualized basis. Our operating results and growth opportunity depend, in part, on our ability to attract new customers and expand within those same organizations. We believe we have significant greenfield opportunities among addressable customers worldwide and we will continue to invest in our research and development and our sales and marketing organizations to address this opportunity.
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
As of April 30, 2024, we had 22,162 Core customers contributing approximately 74% of revenues for the three months then ended. As of April 30, 2023, we had 19,864 Core customers who contributed approximately 73% of revenues for the three months then ended.

As of April 30, 2024 and 2023, we had 607 and 510 customers spending over $100,000, on an annualized basis, respectively.
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
Our reported dollar-based net retention rate equals the simple arithmetic average of our quarterly dollar-based net retention rate for the four quarters ending with the most recent fiscal quarter. We calculate our dollar-based net retention rate by comparing our revenues from the same set of customers in a given quarter, relative to the comparable prior-year period. To calculate our dollar-based net retention rate for a given quarter, we start with the revenues in that quarter from customers that generated revenues in the same quarter of the prior year. We then divide that amount by the revenues attributable to that same group of customers in the prior-year quarter. Current period revenues include any upsells and are net of contraction or attrition over the trailing 12 months, but exclude revenues from new customers in the current period. We expect our dollar-based net retention rate to fluctuate due to a number of factors, including the expected growth of our revenue base, the level of penetration within our customer base, our ability to retain our customers, and the macroeconomic environment. For example, macroeconomic headwinds have impacted customers’ renewal decisions and we expect this trend to continue in the first half of fiscal year 2025.
As of April 30, 2024 and 2023, our dollar-based net retention rate was 100% and over 110%, respectively.
As of April 30, 2024 and 2023, our dollar-based net retention rate for our Core customers was 102% and over 115%, respectively. Our dollar-based net retention rate for customers spending over $100,000 on an annualized basis for the same periods was 108% and over 130%, respectively.
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
Research and Development
Research and development expenses consist primarily of personnel-related expenses. These expenses also include product design costs, third-party services and consulting expenses, software subscriptions and computer equipment used in research and development activities, and allocated overhead costs. A substantial portion of our research and development efforts are focused on enhancing our software architecture and adding new features and functionality to our platform. We anticipate continuing to invest in innovation and technology development, including the integration of AI in our product, and as a result, we expect research and development expenses to continue to increase in dollar amount, but to decrease as a percentage of revenues over time.
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

	Three Months Ended April 30,
	2024	2023
	(in thousands)
Revenues	$172,448	$152,411
Cost of revenues (1)	17,804	14,847
Gross profit	154,644	137,564
Operating expenses:
Research and development (1)	82,791	76,316
Sales and marketing (1)	104,332	93,237
General and administrative (1)	33,690	33,256
Total operating expenses	220,813	202,809
Loss from operations	(66,169)	(65,245)
Interest income and other income (expense), net	4,360	5,666
Interest expense	(942)	(967)
Loss before provision for income taxes	(62,751)	(60,546)
Provision for income taxes	971	922
Net loss	$(63,722)	$(61,468)
__________________
(1)Amounts include stock-based compensation expense as follows:

	Three Months Ended April 30,
	2024	2023
	(in thousands)
Cost of revenues	$283	$322
Research and development	26,740	23,497
Sales and marketing	15,248	11,533
General and administrative	6,369	6,146
Total stock-based compensation expense	$48,640	$41,498

The following table sets forth the components of our statements of operations data, for each of the periods presented, as a percentage of revenues.

	Three Months Ended April 30,
	2024	2023
	(percent of revenues)
Revenues	100%	100%
Cost of revenues	10	10
Gross margin	90	90
Operating expenses:
Research and development	48	50
Sales and marketing	61	61
General and administrative	20	22
Total operating expenses	128	133
Loss from operations	(38)	(43)
Interest income and other income (expense), net	3	4
Interest expense	*	*
Loss before provision for income taxes	(36)	(40)
Provision for income taxes	*	*
Net loss	(37)%	(40)%
_______________
* Less than 1%
Note: Certain figures may not sum due to rounding.
Comparison of Three Months Ended April 30, 2024 to Three Months Ended April 30, 2023
Revenues

	Three Months Ended April 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Revenues	$172,448	$152,411	$20,037	13%

Revenues increased $20.0 million, or 13%, during the three months ended April 30, 2024 compared to the three months ended April 30, 2023. The increase in revenues was due to the addition of new paying customers, a continued shift in our sales mix toward our higher priced subscription plans, such as Advanced, Enterprise and Enterprise+ plans.
Cost of Revenues and Gross Margin

	Three Months Ended April 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Cost of revenues	$17,804	$14,847	$2,957	20%
Gross margin	90%	90%

Cost of revenues increased $3.0 million, or 20%, during the three months ended April 30, 2024 compared to the three months ended April 30, 2023. The increase was primarily due to an increase of $1.4 million in infrastructure and application performance monitoring costs, an increase of $1.2 million in third-party hosting costs as we continued to increase capacity to support customer usage and growth of our customer base, and an increase of $0.6 million in amortization of capitalized software development costs, partially offset by a decrease of $0.2 million in personnel-related costs and a decrease of $0.2 million in fees to third-party support vendors.
Our gross margin remained consistent during the three months ended April 30, 2024 compared to the three months ended April 30, 2023.
Operating Expenses

	Three Months Ended April 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Research and development	$82,791	$76,316	$6,475	8%
Sales and marketing	104,332	93,237	11,095	12%
General and administrative	33,690	33,256	434	1%
Total operating expenses	$220,813	$202,809	$18,004	9%
Research and Development
Research and development expenses increased $6.5 million, or 8%, during the three months ended April 30, 2024 compared to the three months ended April 30, 2023. The increase was primarily due to $7.8 million in personnel-related costs due to increased headcount, partially offset by an increase of $1.0 million in capitalized software development costs and a decrease of $0.6 million in equipment and related expenses.
Sales and Marketing
Sales and marketing expenses increased $11.1 million, or 12%, during the three months ended April 30, 2024 compared to the three months ended April 30, 2023. The increase was primarily due to an increase of $8.9 million in personnel-related costs driven by higher headcount, an increase of $1.9 million in travel and entertainment costs, and an increase of $0.6 million in equipment and related costs, partially offset by a decrease of $0.5 million in allocated overhead costs.
General and Administrative
General and administrative expenses increased $0.4 million, or 1%, during the three months ended April 30, 2024 compared to the three months ended April 30, 2023. This was due to an increase of $0.7 million in fees to third party support vendors, an increase of $0.5 million in personnel-related costs driven by higher headcount, and a decrease of $0.2 million in capitalized cloud computing costs, partially offset by a decrease of $0.5 million in provision for credit losses and a decrease of $0.4 million in insurance expenses.
Interest Income, Interest Expense, and Other Income (Expense), Net

	Three Months Ended April 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Interest income and other income (expense), net	$4,360	$5,666	$(1,306)	(23)%
Interest expense	(942)	(967)	25	(3)%

Interest income and other income (expense), net decreased by $1.3 million during the three months ended April 30, 2024 compared to the three months ended April 30, 2023, primarily due to the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities. Interest expense decreased during the three months ended April 30, 2024 compared to the three months ended April 30, 2023, primarily due to a decrease in average loan balance.

Non-GAAP Financial Measures
The following tables present certain non-GAAP financial measures for each period presented below. In addition to our results determined in accordance with GAAP, we believe these non-GAAP financial measures are useful in evaluating our operating performance. See below for a description of the non-GAAP financial measures and their limitations as an analytical tool.

	Three Months Ended April 30,
	2024	2023
	(in thousands)
Non-GAAP loss from operations	$(15,770)	$(22,274)
Non-GAAP net loss	$(13,323)	$(18,497)
Free cash flow	$(4,275)	$(16,573)
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

The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.
Non-GAAP Loss From Operations

	Three Months Ended April 30,
	2024	2023
	(in thousands)
Loss from operations	$(66,169)	$(65,245)
Add:
Stock-based compensation and related employer payroll tax associated with RSUs	50,399	43,118
Restructuring costs	—	(147)
Non-GAAP loss from operations	$(15,770)	$(22,274)

Non-GAAP Net Loss

	Three Months Ended April 30,
	2024	2023
	(in thousands)
Net loss	$(63,722)	$(61,468)
Add:
Stock-based compensation and related employer payroll tax associated with RSUs	50,399	43,118
Restructuring costs	—	(147)
Non-GAAP net loss	$(13,323)	$(18,497)

Free Cash Flow

	Three Months Ended April 30,
	2024	2023
	(in thousands)
Net cash used in investing activities	$(21,361)	$(140,366)
Net cash provided by financing activities	$9,947	$9,731
Net cash used in operating activities	$(1,898)	$(14,593)
Less:
Purchases of property and equipment	(1,002)	(1,866)
Capitalized internal-use software costs	(1,375)	(821)
Add:
Restructuring costs paid	—	707
Free cash flow	$(4,275)	$(16,573)
Liquidity and Capital Resources
Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock and common stock, the issuance of senior mandatory convertible promissory notes in January and June 2020 to a trust affiliated with our CEO, cash generated from the sale of subscriptions to our platform, and financing activities including the private placement transaction with our CEO. We have generated losses from our operations as reflected in our accumulated deficit of $1,558.3 million as of April 30, 2024 and negative cash flows from operating activities for the three months ended April 30, 2024 and 2023.

As of April 30, 2024, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $524.3 million.
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
As of April 30, 2024, under the November 2022 Senior Secured Credit Facility there was $50.0 million drawn and $46.9 million was outstanding under the term loan, no amounts outstanding under the revolving credit facility and an aggregate $21.4 million in letters of credit issued under the credit sub-facility. Our total available borrowing capacity under the revolving credit facility was $78.6 million as of April 30, 2024.
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
A substantial source of our cash provided by operating activities is our customer billings for subscription to our platform. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is included on our condensed consolidated balance sheets as a liability and is recorded as revenues over the term of the subscription agreement. As of April 30, 2024, we had $297.1 million of deferred revenue, of which $292.2 million was recorded as a current liability. This deferred revenue will be recognized as revenues when all of the revenue recognition criteria are met.
We assess our liquidity primarily through our cash on hand as well as the projected timing of billings under contract with our paying customers and related collection cycles. We believe our current cash, cash equivalents, marketable securities, and amounts available under our November 2022 Senior Secured Credit Facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, billing frequency, our dollar-based-net-retention rate, the timing and extent of spending to support our research and development efforts, particularly for the introduction of new and enhanced products and features, including the integration of AI in our product, the performance of sales and marketing activities, costs associated with international expansion, additional capital expenditures to invest in existing and new office spaces, as well as increased general and administrative expenses to support being a publicly traded company. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may seek to raise additional funds at any time through equity, equity-linked arrangements, and debt. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition would be adversely affected. Additionally, cash from operations could also be affected by various risks and uncertainties in connection with the impact of an economic downturn or recession, significant market volatility in the global economy, timing and ability to collect payments from our customers and other risks detailed in Part II—Other Information, Item 1A. Risk Factors.

Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended April 30,
	2024	2023

	(in thousands)
Net cash used in operating activities	$(1,898)	$(14,593)
Net cash used in investing activities	(21,361)	(140,366)
Net cash provided by financing activities	9,947	9,731
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
Net cash used in operating activities of $1.9 million for the three months ended April 30, 2024 reflects our net loss of $63.7 million, adjusted by non-cash items such as stock-based compensation expense of $48.6 million, amortization of deferred contract acquisition costs of $6.1 million, non-cash lease expense of $4.5 million, depreciation and amortization of $4.0 million, provision for expected credit losses of $0.2 million, partially offset by net accretion of discount on marketable securities of $1.8 million, and net cash inflows of $0.2 million from changes in our operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities primarily consisted of a $25.9 million increase in deferred revenue resulting from increased billings for subscriptions and a $6.4 million increase in accounts payable. These amounts were partially offset by a $11.7 million increase in accounts receivable, a $10.2 million decrease in accrued expenses and other liabilities primarily from accrued payroll liabilities, a $4.9 million decrease in operating lease liabilities, a $4.4 million increase in prepaid expenses and other current assets related to an increase in deferred contract acquisition costs, and a $0.9 million increase in other assets.
Net cash used in operating activities of $14.6 million for the three months ended April 30, 2023 reflects our net loss of $61.5 million, adjusted by non-cash items such as stock-based compensation expense of $41.5 million, non-cash lease expense of $5.3 million, amortization of deferred contract acquisition costs of $4.9 million, depreciation and amortization of $3.3 million, provision for expected credit losses of $0.7 million, and net cash outflows of $8.4 million from changes in our operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities primarily consisted of a $30.4 million increase in deferred revenue, resulting from increased billings for subscriptions, and a $0.9 million decrease in other assets. These amounts were partially offset by a $17.3 million increase in accounts receivable, a $13.4 million decrease in accrued expenses and other liabilities primarily from accrued payroll liabilities and accrued advertising expenses, a $4.6 million increase in prepaid expenses and other current assets related to an increase in and deferred contract acquisition costs, and a $4.3 million decrease in operating lease liabilities.
Investing Activities
Net cash used in investing activities of $21.4 million for the three months ended April 30, 2024 consisted of $70.5 million in purchases of marketable securities, $1.4 million in capitalized internal-use software costs, and $1.0 million in purchases of property and equipment. This was partially offset by $51.5 million in maturities of marketable securities.
Net cash used by investing activities of $140.4 million for the three months ended April 30, 2023 consisted of $139.3 million in purchases of marketable securities, $1.9 million in purchases of property and equipment, and $0.8 million in capitalized internal-use software costs. This was partially offset by $1.6 million in maturities of marketable securities.

Financing Activities
Net cash provided by financing activities of $9.9 million for the three months ended April 30, 2024 consisted of $8.9 million in proceeds from our employee stock purchase plan and $1.1 million in proceeds from the exercise of stock options.
Net cash provided by financing activities of $9.7 million for the three months ended April 30, 2023 consisted of $8.6 million in proceeds from our employee stock purchase plan and $1.8 million in proceeds from the exercise of stock options, partially offset by $0.6 million for the repayment of our term loan.
Contractual Obligations and Commitments
During the three months ended April 30, 2024, there were no material changes in our contractual obligations and other commitments, as disclosed in our Annual Report on Form 10-K filed with the SEC on March 14, 2024.
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
There have been no changes to our critical accounting policies and estimates during the three months ended April 30, 2024 as compared to those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K filed with the SEC on March 14, 2024.
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

Interest Rate Risk
Our cash, cash equivalents, and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds, U.S. government securities, corporate bonds, and commercial paper. As of April 30, 2024 and January 31, 2024, we had cash and cash equivalents of $222.0 million and $236.7 million, respectively, and marketable securities of $302.2 million and $282.8 million, respectively. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. As of April 30, 2024, a hypothetical increase in interest rates for our investments by 100 basis points would not have a material impact on our condensed consolidated financial statements.
Any borrowings under the revolving credit facility bear interest at a variable rate tied to the adjusted term SOFR, the prime rate, or the federal funds effective rate. As of April 30, 2024, we had $46.9 million outstanding under the credit facility. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations. As of April 30, 2024, a hypothetical increase of 100 basis points in interest rates for our revolving credit facility would not have a material impact on our condensed consolidated financial statements.
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
As exchange rates may fluctuate significantly between periods, our non-U.S. dollar denominated revenue and operating expenses may also experience significant fluctuations between periods as we convert these to U.S. dollars. Volatile market conditions arising from the macro environment have and may in the future result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar has and may in the future negatively affect our revenue expressed in U.S. dollars. In the three months ended April 30, 2024, 25% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins. We disclose the impact of realized foreign currency gains and losses within Note 11. Interest Income and Other Income (Expense), Net. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the three months ended April 30, 2024 and 2023.
As the impact of foreign currency exchange rates are not projected to be material to our operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of April 30, 2024. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended April 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Business and Industry
We have experienced rapid growth in prior periods, and our prior growth rates may not be indicative of our future growth.
We have experienced rapid growth in prior periods and we may not be able to achieve similar revenue growth rates in the future. Further, as we continue to operate in a new and rapidly changing category of work management software, widespread acceptance and use of our platform is critical to our future growth and success. We believe our revenue growth depends on a number of factors, including, but not limited to, our ability to:
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
We have grown rapidly in prior periods and, as a result, have a relatively short history operating our business at its current scale. Furthermore, we operate in an industry that is characterized by rapid technological innovation, intense competition, changing customer needs, and frequent introductions of new products, technologies, and services. In particular, advancements in technology such as AI and machine learning are changing the way people work by automating tasks, enhancing communication, and improving decision-making processes, and businesses that are slow to adopt these new technologies may face a competitive disadvantage. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in evolving industries. In addition, our future growth rate is subject to a number of uncertainties, such as general macroeconomic and market conditions, including rising interest rates, inflation, actual or anticipated bank failures, instability in financial markets, and economic downturns or recessions in the regions in which we do business. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in the market, or if we do not address these risks successfully, our results of operations could differ materially from our expectations, and our business, results of operations, and financial condition would suffer.
We have a history of losses, and we may not be able to achieve profitability or, if achieved, sustain profitability.
We have incurred net losses in each fiscal year since our founding. We generated net losses of $63.7 million and $61.5 million for the three months ended April 30, 2024 and 2023, respectively. As of April 30, 2024, we had an accumulated deficit of $1,558.3 million. We do not expect to be profitable in the near future, and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. These losses reflect, among other things, the significant investments we made to develop and commercialize our platform, serve our existing customers, and broaden our customer base.
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
We have historically experienced rapid growth and increasing demand for our platform. The growth and expansion of our business and platform may place a significant strain on our management, operational, and financial resources. We are required to manage multiple relationships with various strategic partners, customers, and other third parties. In the event of further growth of our operations or in the number of our third-party relationships, our systems, procedures, or internal controls may not be adequate to support our operations, and our management may not be able to manage such growth effectively. To effectively manage our growth, we must continue to implement and improve our operational, financial, and management information systems and expand, train, and manage our employee base.
If we are unable to attract new customers, convert individuals, teams, and organizations using our free and trial versions into paying customers, and expand usage within organizations or develop new features, integrations, capabilities, and enhancements that achieve market acceptance, our revenue growth would be harmed.
To increase our revenues and achieve profitability, we must increase our customer base through various methods, including but not limited to, adding new customers, converting individuals, teams, and organizations using our free and trial versions into paying customers, and expanding usage within organizations. We encourage customers on our free and trial versions to upgrade to paid subscription plans. Additionally, we seek to expand within organizations by adding new customers, having organizations upgrade to our Advanced, Enterprise, or Enterprise+ plans, or expanding their use of our platform into other departments within an organization. While we have experienced significant growth in the number of customers, we do not know whether we will continue to achieve similar customer growth rates in the future. Numerous factors may impede our ability to add new customers, convert individuals, teams, and organizations using our free and trial versions into paying customers, expand usage within organizations, and sell subscriptions to our platform, including but not limited to, our failure to attract and effectively train new sales and marketing personnel, failure to retain and motivate our current sales and marketing personnel, failure to develop or expand relationships with partners, failure to compete effectively against alternative products or services, failure to successfully deploy new features and integrations, failure to provide a quality customer experience and customer support, or failure to ensure the effectiveness of our marketing programs. Additionally, as we focus on increasing our sales to larger organizations, we will be required to deploy sophisticated and costly sales efforts, which may result in longer sales cycles, greater competition, and less predictability in completing some of our sales. In the large enterprise market, the customer’s decision to use our platform can sometimes be an enterprise-wide decision, in which case, we will likely be required to provide greater levels of customer education to familiarize potential customers with the use and benefits of our platform, as well as training and on-going support. In addition, larger enterprise organizations may demand more customization, integration and support services, and features. As a result of these factors, these sales opportunities may require us to devote greater sales, research and development, and customer support resources to these customers, resulting in increased costs, lengthened sales cycles, and diversion of our own sales and professional services resources to a smaller number of larger customers. If our efforts to sell to organizations of all sizes are not successful or do not generate additional revenues, our business, results of operations, and financial condition would suffer.
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
It is uncertain whether work management solutions will achieve and sustain high levels of customer demand and market acceptance given the relatively early stage of development of this market. Our success will depend to a substantial extent on the widespread adoption of work management solutions generally. Individuals and organizations may be reluctant or unwilling to migrate to work management solutions from spreadsheets, email, messaging, and legacy project management tools. It is difficult to predict adoption rates and demand for our platform, the future growth rate and size of the market for work management solutions, or the entry of competitive offerings. The expansion of the work management solutions market depends on a number of factors, including the cost, performance, and perceived value associated with work management solutions. If work management solutions do not achieve widespread adoption, or there is a reduction in demand for work management solutions caused by a lack of customer acceptance, technological challenges, or if work management solutions are disrupted by developments in AI and we are unable to successfully integrate AI in our product, weakening economic conditions, privacy, data protection, or security concerns, competing technologies and products, decreases in corporate spending, or otherwise, it could result in decreased revenues, and our business, results of operations, and financial condition would be adversely affected.
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
If our information technology systems, or those of third parties upon which we rely, or our data are compromised or operate in an unintended way, we could experience adverse consequences, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.
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
We have experienced, and may in the future experience system slowdowns and interruptions. In addition, continued growth in our customer base could place additional demands on our platform and could cause or exacerbate slowdowns or interrupt the availability of our platform. If there is a substantial increase in the volume of usage on our platform, we will be required to further expand and upgrade our technology and infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our platform or expand and upgrade our systems and infrastructure to accommodate such increases on a timely basis. In such cases, if our users are not able to access our platform or encounter slowdowns when doing so, we may lose customers or partners. In order to remain competitive, we must continue to enhance and improve the responsiveness, functionality, and features of our platform. Our disaster recovery plan may not be sufficient to address all aspects or any unanticipated consequence or incidents, and our insurance may not be sufficient to compensate us for the losses that could occur.
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
For the three months ended April 30, 2024, 39% of our revenues were generated from customers outside the United States. We have operations in multiple cities globally. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. In addition, we will face risks in doing business internationally that could adversely affect our business and results of operations, including:
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
We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, industry standards, policies and other obligations related to artificial intelligence, privacy, data protection and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.
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
Dustin Moskovitz, our co-founder, President, Chief Executive Officer, Chair, and largest stockholder, beneficially owns a significant percentage of our outstanding Class A common stock and Class B common stock, together, representing a majority of the voting power of our capital stock as of April 30, 2024. Mr. Moskovitz could exert substantial influence over matters requiring approval by our stockholders. This concentration of ownership may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
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
We cannot predict whether our dual class structure will result in a lower or more volatile trading price of our Class A common stock on the NYSE and the LTSE, in adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. The FTSE Russell requires new constituents of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders. Under such policies, the dual class structure of our common stock may make us ineligible for inclusion in certain indices. As a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices may not invest in our Class A common stock if we are not included and the trading price of our Class A common stock could be adversely affected. Previously, S&P Dow Jones also excluded companies utilizing dual or multi-class capital structures from its indices, including the S&P 500, the S&P MidCap 400, and the S&P SmallCap 600, which together make up the S&P Composite 1500. However, in April 2023, it reversed this policy and announced that companies with dual or multi-class capital structures will again be eligible for inclusion on its indices. We cannot be sure that this policy, or the policies of other indices, will not change further and make us ineligible for inclusion on indices in the future.
In addition, institutional investors and certain investment funds may also be precluded, reluctant or unwilling to invest in entities with multiple class structures due to a lack of ability to meaningfully influence corporate affairs and policies through voting. Such restrictions, reluctance and unwillingness may make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.
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

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant.	8-K	001-39495	3.1	September 21, 2020
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39495	3.1	December 12, 2023
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2024, has been formatted in Inline XBRL
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

ASANA, INC.

Date: May 30, 2024	By:	/s/ Dustin Moskovitz
Dustin Moskovitz
President, Chief Executive Officer, and Chair
(Principal Executive Officer)

Date: May 30, 2024	By:	/s/ Tim Wan
Tim Wan
Chief Financial Officer
(Principal Financial Officer)