Form 10-Q
period 2024-07-31
Asana, Inc.
filed 2024-09-03
CIK 1477720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 27, 2024, the number of shares of the registrant’s Class A common stock outstanding was 142,677,666 and the number of shares of the registrant’s Class B common stock outstanding was 85,486,680.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risk and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition; business strategy and plans; and objectives of management for future operations are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about: our ability to grow or maintain our dollar-based net retention rate, expand usage of our platform within organizations, and sell subscriptions to our platform; our ability to convert individuals, teams, and organizations on our free and trial versions into paying customers; the timing and success of new features, integrations, capabilities, and enhancements by us, or by our competitors to their products, including the successful deployment of artificial intelligence (“AI”), or any other changes in the competitive landscape of our market; our ability to achieve widespread acceptance and use of our platform; growth in the work management market; the amount and timing of operating expenses and capital expenditures, as well as entry into operating leases, that we may incur to maintain and expand our business and operations and to remain competitive; our focus on growth to drive long-term value; the timing of expenses and our expectations regarding our cost of revenues, gross margin, and operating expenses; the effect of uncertainties related to ongoing macroeconomic conditions, including volatile equity capital markets, on our business, results of operations, and financial condition; performance of our sales and marketing activities; our protections against security breaches, technical difficulties, or interruptions to our platform; our ability to successfully defend litigation brought against us, potential dispute-related settlement payments, or other litigation-related costs; potential pricing pressure as a result of competition or otherwise; anticipated fluctuations in foreign currency exchange rates; potential costs and the anticipated timing of expenses related to the acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs; general economic conditions affecting domestic or international markets, and the rate of global information technology (“IT”) spending, including as a result of a downturn or recession, inflation and high interest rates, and instability in financial institutions and global financial markets; and geopolitical instability.
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

SELECT RISK FACTORS AFFECTING OUR BUSINESS
Investing in our Class A common stock involves numerous risks, including the risks described in Part II—Other Information, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. Below are some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects.
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ASANA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	July 31, 2024	January 31, 2024
Assets
Current assets
Cash and cash equivalents	$219,400	$236,663
Marketable securities	302,224	282,801
Restricted cash	455	—
Accounts receivable, net	65,066	88,327
Prepaid expenses and other current assets	53,194	51,925
Total current assets	640,339	659,716
Property and equipment, net	95,742	96,543
Operating lease right-of-use assets	182,261	181,731
Other assets	27,034	23,970
Total assets	$945,376	$961,960
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,834	$6,907
Accrued expenses and other current liabilities	72,598	75,821
Deferred revenue, current	285,508	265,306
Operating lease liabilities, current	21,200	19,179
Total current liabilities	393,140	367,213
Term loan, net	41,142	43,618
Deferred revenue, noncurrent	3,684	5,916
Operating lease liabilities, noncurrent	212,855	215,084
Other liabilities	2,638	3,733
Total liabilities	653,459	635,564
Commitments and contingencies (Note 7)
Stockholders' equity
Common stock	2	2
Additional paid-in capital	1,942,911	1,821,216
Accumulated other comprehensive loss	(778)	(236)
Accumulated deficit	(1,650,218)	(1,494,586)
Total stockholders’ equity	291,917	326,396
Total liabilities and stockholders’ equity	$945,376	$961,960

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Revenues	$179,212	$162,455	$351,660	$314,866
Cost of revenues	19,987	16,232	37,791	31,079
Gross profit	159,225	146,223	313,869	283,787
Operating expenses:
Research and development	91,151	84,371	173,942	160,687
Sales and marketing	108,649	96,448	212,981	189,685
General and administrative	36,222	38,787	69,912	72,043
Total operating expenses	236,022	219,606	456,835	422,415
Loss from operations	(76,797)	(73,383)	(142,966)	(138,628)
Interest income and other income (expense), net	6,760	4,165	11,120	9,831
Interest expense	(955)	(968)	(1,897)	(1,935)
Loss before provision for income taxes	(70,992)	(70,186)	(133,743)	(130,732)
Provision for income taxes	1,197	1,228	2,168	2,150
Net loss	$(72,189)	$(71,414)	$(135,911)	$(132,882)
Net loss per share:
Basic and diluted	$(0.31)	$(0.33)	$(0.59)	$(0.61)
Weighted-average shares used in calculating net loss per share:
Basic and diluted	229,760	219,004	228,430	217,730

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Net loss	$(72,189)	$(71,414)	$(135,911)	$(132,882)
Other comprehensive loss:
Net unrealized gains (losses) on marketable securities	1,413	(1,469)	38	(1,015)
Change in foreign currency translation adjustments	281	467	(580)	571
Comprehensive loss	$(70,495)	$(72,416)	$(136,453)	$(133,326)

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended July 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at April 30, 2024	228,036	$2	$1,880,675	$(2,472)	$(1,558,308)	$319,897
Issuance of common stock upon the exercise of options	321	—	1,044	—	—	1,044
Repurchases and retirement of common stock	(1,446)	—	—	—	(19,721)	(19,721)
Issuance of common stock upon the vesting and settlement of restricted stock units	2,578	—	—	—	—	—
Stock-based compensation expense	—	—	61,192	—	—	61,192
Net unrealized gains on marketable securities	—	—	—	1,413	—	1,413
Foreign currency translation adjustments	—	—	—	281	—	281
Net loss	—	—	—	—	(72,189)	(72,189)
Balances at July 31, 2024	229,489	$2	$1,942,911	$(778)	$(1,650,218)	$291,917

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - CONTINUED
(in thousands)
(unaudited)

	Three Months Ended July 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at April 30, 2023	216,776	$2	$1,647,422	$(315)	$(1,299,024)	$348,085
Issuance of common stock upon the exercise of options	578	—	1,275	—	—	1,275
Vesting of early exercised stock options	—	—	32	—	—	32
Issuance of common stock upon the vesting and settlement of restricted stock units	2,252	—	(7)	—	—	(7)
Stock-based compensation expense	—	—	57,284	—	—	57,284
Net unrealized losses on marketable securities	—	—	—	(1,469)	—	(1,469)
Foreign currency translation adjustments	—	—	—	467	—	467
Net loss	—	—	—	—	(71,414)	(71,414)
Balances at July 31, 2023	219,606	$2	$1,706,006	$(1,317)	$(1,370,438)	$334,253

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - CONTINUED
(in thousands)
(unaudited)

	Six Months Ended July 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2024	224,728	$2	$1,821,216	$(236)	$(1,494,586)	$326,396
Issuance of common stock upon the exercise of options	673	—	2,129	—	—	2,129
Repurchases and retirement of common stock	(1,446)	—	—	—	(19,721)	(19,721)
Issuance of common stock upon the vesting and settlement of restricted stock units	4,880	—	(4)	—	—	(4)
Issuance of common stock under employee share purchase plan	654	—	8,866	—	—	8,866
Stock-based compensation expense	—	—	110,704	—	—	110,704
Net unrealized gains on marketable securities	—	—	—	38	—	38
Foreign currency translation adjustments	—	—	—	(580)	—	(580)
Net loss	—	—	—	—	(135,911)	(135,911)
Balances at July 31, 2024	229,489	$2	$1,942,911	$(778)	$(1,650,218)	$291,917

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - CONTINUED
(in thousands)
(unaudited)

	Six Months Ended July 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2023	214,293	$2	$1,595,001	$(873)	$(1,237,556)	$356,574
Issuance of common stock upon the exercise of options	1,371	—	3,073	—	—	3,073
Vesting of early exercised stock options	—	—	106	—	—	106
Issuance of common stock upon the vesting and settlement of restricted stock units	3,484	—	(7)	—	—	(7)
Issuance of common stock under employee share purchase plan	458	—	8,558	—	—	8,558
Stock-based compensation expense	—	—	99,275	—	—	99,275
Net unrealized losses on marketable securities	—	—	—	(1,015)	—	(1,015)
Foreign currency translation adjustments	—	—	—	571	—	571
Net loss	—	—	—	—	(132,882)	(132,882)
Balances at July 31, 2023	219,606	$2	$1,706,006	$(1,317)	$(1,370,438)	$334,253

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2024	2023
Cash flows from operating activities
Net loss	$(135,911)	$(132,882)
Adjustments to reconcile net loss to net cash provided by operating activities:
Allowance for expected credit losses	372	1,389
Depreciation and amortization	8,293	6,876
Amortization of deferred contract acquisition costs	12,493	10,303
Stock-based compensation expense	108,747	97,703
Net accretion of discount on marketable securities	(3,556)	(932)
Non-cash lease expense	8,888	10,044
Impairment of long-lived assets	—	5,009
Amortization of discount on revolving credit facility and term loan issuance costs	61	60
Changes in operating assets and liabilities:
Accounts receivable	22,914	14,658
Prepaid expenses and other current assets	(13,598)	(9,057)
Other assets	(3,081)	1,348
Accounts payable	6,369	(3,245)
Accrued expenses and other liabilities	(6,373)	(14,217)
Deferred revenue	17,970	27,536
Operating lease liabilities	(9,628)	(8,954)
Net cash provided by operating activities	13,960	5,639
Cash flows from investing activities
Purchases of marketable securities	(107,126)	(139,294)
Maturities of marketable securities	91,296	18,141
Purchases of property and equipment	(2,692)	(5,966)
Capitalized internal-use software costs	(2,783)	(2,348)
Net cash used in investing activities	(21,305)	(129,467)
Cash flows from financing activities
Repayment of term loan	(1,250)	(1,875)
Repurchases of common stock	(19,022)	—
Proceeds from exercise of stock options	2,129	3,073
Proceeds from employee stock purchase plan	8,866	8,558
Taxes paid related to net share settlement of equity awards	(4)	(7)
Net cash provided by (used in) financing activities	(9,281)	9,749
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	(182)	1,213
Net decrease in cash, cash equivalents, and restricted cash	(16,808)	(112,866)
Cash, cash equivalents, and restricted cash
Beginning of period	236,663	526,563
End of period	$219,855	$413,697

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2024	2023
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$219,400	$413,697
Restricted cash	455	—
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$219,855	$413,697

Supplemental cash flow data
Cash paid for income taxes	$2,587	$2,426
Supplemental non-cash investing and financing information
Purchase of property and equipment in accounts payable and accrued expenses	$447	$1,082
Stock-based compensation expense capitalized for software development	$1,953	$1,570
Repurchases of common stock in accrued liabilities	$698	$—

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
The unaudited condensed consolidated balance sheet as of January 31, 2024 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including certain notes required by GAAP on an annual reporting basis. In management's opinion, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to state fairly the balance sheet, statements of comprehensive loss, and stockholders' equity, and statements of cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2024.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Estimates and assumptions reflected in the condensed consolidated financial statements include, but are not limited to, revenue recognition, the useful lives and carrying values of long-lived assets, the fair value of common stock for periods prior to the Company’s direct listing of its Class A common stock on the New York Stock Exchange (“NYSE”) (the “Direct Listing”), stock-based compensation expense, the period of benefit for deferred contract acquisition costs, income taxes, and the valuation of right-of-use assets. Actual results could differ from those estimates.
Risks and Uncertainties
Global macroeconomic events including inflation, elevated interest rates, bank failures, supply chain disruptions, fluctuations in currency exchange rates, and global armed conflicts, including between Ukraine and Russia and in the Middle East, have led to economic uncertainty. These macroeconomic conditions have and are likely to continue to have adverse effects on the rate of global IT spending, including the buying patterns of the Company’s customers and prospective customers.
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
The Company grants credit to customers in the normal course of business. For the three and six months ended July 31, 2024 and 2023, there were no individual customers that accounted for 10% or more of the Company’s revenues. No customer accounted for more than 10% of accounts receivable as of July 31, 2024 or January 31, 2024.
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
The carrying amount of certain financial instruments, including accounts receivable, accounts payable, and accrued liabilities approximates their fair values due to their short-term nature.
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value.
The Company holds restricted cash for the future payment of voluntary disability insurance claims. The Company had $0.5 million of restricted cash as of July 31, 2024 and no restricted cash as of January 31, 2024.
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
Available-for-sale securities are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity until realized. Unrealized gains and losses for any marketable securities that management intends to sell or is more likely than not that management will be required to sell prior to their anticipated recovery are recorded in other income (expense), net.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset groups may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company recorded no impairment charge during the three and six months ended July 31, 2024. The Company recorded an impairment charge of $5.0 million during the three and six months ended July 31, 2023, related to the right-of-use (“ROU”) assets and underlying property and equipment associated with its subleased office spaces, which is further described in Note 8. Leases to the condensed consolidated financial statements.
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
Note 3.    Revenues
Deferred Revenue and Remaining Performance Obligations
The Company recognized $76.7 million and $65.6 million of revenues during the three months ended July 31, 2024 and 2023, respectively, that were included in the deferred revenue balances at January 31, 2024 and 2023, respectively. The Company recognized $194.1 million and $166.1 million of revenues during the six months ended July 31, 2024 and 2023, respectively, that were included in the deferred revenue balances at January 31, 2024 and 2023, respectively.
Deferred revenue that will be recognized within the next twelve months is recorded as current deferred revenue, and the remaining portion is recorded as noncurrent. As of July 31, 2024, the Company's remaining performance obligations from contracts with customers was $394.5 million, of which the Company expects to recognize approximately 83% as revenues over the next 12 months and the remainder thereafter.
Deferred Contract Acquisition Costs
Deferred contract acquisition costs are amortized over a period of benefit of three years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in the software-as-a-service industry.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Beginning balance	$38,940	$37,338	$39,381	$36,583
Capitalization of contract acquisition costs	6,865	6,430	12,511	12,056
Amortization of deferred contract acquisition costs	(6,406)	(5,432)	(12,493)	(10,303)
Ending balance	$39,399	$38,336	$39,399	$38,336

Deferred contract acquisition costs, current	$22,150	$20,110	$22,150	$20,110
Deferred contract acquisition costs, noncurrent	17,249	18,226	17,249	18,226
Total deferred contract acquisition costs	$39,399	$38,336	$39,399	$38,336

Deferred contract acquisition costs, current is presented within prepaid expenses and other current assets in the condensed consolidated balance sheets. Deferred contract acquisition costs, noncurrent is presented within other assets in the condensed consolidated balance sheets.
Note 4.    Fair Value Measurements
The following table summarizes, for assets measured at fair value, the respective fair value and classification by level of input within the fair value hierarchy (in thousands):

	July 31, 2024
	Level 1	Level 2	Level 3	Total
Current Assets
Cash equivalents
Money market funds	$84,278	$—	$—	$84,278
Total cash equivalents	$84,278	$—	$—	$84,278
Marketable securities
U.S. Treasury securities	$168,520	$—	$—	$168,520
Commercial paper	—	5,956	—	5,956
Corporate bonds	—	101,549	—	101,549
U.S. agency bonds	—	26,199	—	26,199
Total marketable securities	$168,520	$133,704	$—	$302,224
Total assets	$252,798	$133,704	$—	$386,502

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	January 31, 2024
	Level 1	Level 2	Level 3	Total
Current Assets
Cash equivalents
Money market funds	$89,561	$—	$—	$89,561
Commercial paper	—	4,991	—	4,991
Total cash equivalents	$89,561	$4,991	$—	$94,552
Marketable securities
U.S. Treasury securities	$162,328	$—	$—	$162,328
Commercial paper	—	11,670	—	11,670
Corporate bonds	—	72,608	—	72,608
U.S. agency bonds	—	36,195	—	36,195
Total marketable securities	$162,328	$120,473	$—	$282,801
Total assets	$251,889	$125,464	$—	$377,353

The following table summarizes the Company's investments in marketable securities on the condensed consolidated balance sheets (in thousands):

	July 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current Assets
U.S. Treasury securities	$168,607	$213	$(300)	$168,520
Commercial paper	5,955	1	—	5,956
Corporate bonds	100,811	756	(18)	101,549
U.S. agency bonds	26,139	60	—	26,199
Total marketable securities	$301,512	$1,030	$(318)	$302,224

	January 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current Assets
U.S. Treasury securities	$162,485	$85	$(242)	$162,328
Commercial paper	11,645	25	—	11,670
Corporate bonds	71,930	695	(17)	72,608
U.S. agency bonds	36,067	128	—	36,195
Total marketable securities	$282,127	$933	$(259)	$282,801
The following table presents the contractual maturities of the Company’s marketable securities as of July 31, 2024 (in thousands):

	July 31, 2024
	Amortized Cost	Estimated Fair Value
Due within one year	$165,787	$165,733
Due within one to three years	135,725	136,491
Total	$301,512	$302,224

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company periodically evaluates its investments for expected credit losses. The Company had certain available-for-sale investment securities in a gross unrealized loss position, substantially all of which had been in such position for less than 12 months. The unrealized losses on the available-for-sale securities were primarily due to unfavorable changes in interest rates subsequent to the initial purchase of these securities. The Company expects to recover the full carrying value of its available-for-sale securities in an unrealized loss position as it does not intend or anticipate a need to sell these securities prior to recovering the associated unrealized losses. The Company also expects any credit losses would be immaterial based on the high-grade credit rating for each of such available-for-sale securities. As a result, the Company does not consider any portion of the unrealized losses as of July 31, 2024 or January 31, 2024 to represent credit losses.
In April 2020 and November 2022, the Company entered into credit agreements (the “April 2020 Senior Secured Term Loan” and “November 2022 Senior Secured Credit Facility” as defined in Note 6. Debt) with Silicon Valley Bank (“SVB”). The credit facilities are carried at amortized cost, which approximated their fair values as of July 31, 2024 and January 31, 2024. If the credit facilities were measured at fair value in the financial statements, they would be classified as Level 2 in the fair value hierarchy. The April 2020 Senior Secured Term Loan was repaid in full and terminated in November 2022. On March 27, 2023, First Citizens BancShares, Inc. announced that it entered into an agreement to purchase assets and liabilities of SVB, inclusive of the November 2022 Senior Secured Credit Facility.
Note 5.    Balance Sheet Components
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	July 31, 2024	January 31, 2024
Leasehold improvements	$102,820	$100,795
Capitalized internal-use software	28,578	24,061
Furniture and fixtures	11,964	11,732
Desktop and other computer equipment	2,452	2,122
Construction in progress	313	326
Total gross property and equipment	146,127	139,036
Less: Accumulated depreciation and amortization	(50,385)	(42,493)
Total property and equipment, net	$95,742	$96,543

Depreciation and amortization expense was $4.3 million and $3.6 million for the three months ended July 31, 2024 and 2023, respectively, and $8.3 million and $6.9 million for the six months ended July 31, 2024 and 2023, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	July 31, 2024	January 31, 2024
Prepaid expenses	$22,525	$25,029
Deferred contract acquisition costs, current	22,150	21,594
Other current assets	8,519	5,302
Total prepaid expenses and other current assets	$53,194	$51,925

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	July 31, 2024	January 31, 2024
Accrued payroll liabilities	$16,377	$19,219
Accrued taxes for fringe benefits	11,445	9,452
Accrued sales and value-added taxes	11,246	10,770
Accrued advertising expenses	5,850	9,276
Accrued consulting expenses	4,661	4,287
Other liabilities	23,019	22,817
Total accrued expenses and other current liabilities	$72,598	$75,821
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
In November 2022, the Company entered into an agreement for a four-year credit facility (as amended on April 13, 2023 and June 18, 2024, the “November 2022 Senior Secured Credit Facility”) with SVB, which refinanced the April 2020 Senior Secured Term Loan. The November 2022 Senior Secured Credit Facility provides for senior secured credit facilities in the aggregate principal amount of $150.0 million, including a senior secured term loan facility in an aggregate principal amount of $50.0 million and a revolving loan facility in an aggregate principal amount of up to $100.0 million, including a $30.0 million letter of credit sub-facility, maturing on November 7, 2026. On March 27, 2023, First Citizens BancShares, Inc. announced that it entered into an agreement to purchase assets and liabilities of SVB, inclusive of the November 2022 Senior Secured Credit Facility.
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
Pursuant to the terms of the November 2022 Senior Secured Credit Facility, the Company may issue letters of credit which may reduce the total amount available for borrowing under the revolving credit facility. Additionally, the Company is required to pay an annual commitment fee that accrues at a rate of 0.15% per annum on the unused portion of the borrowing commitments under the revolving credit facility. The Company had an aggregate of $21.6 million of letters of credit outstanding under the revolving credit facility as of July 31, 2024, and the Company’s total available borrowing capacity under the revolving credit facility was $78.4 million as of July 31, 2024.
As of July 31, 2024, $50.0 million was drawn and $45.6 million was outstanding under the November 2022 Senior Secured Credit Facility. As of July 31, 2024, the Company was in compliance with all financial covenants.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
In conjunction with the close of the November 2022 Senior Secured Credit Facility, the Company paid upfront issuance fees of $0.4 million. The upfront fees are amortized over the remaining term of the agreement. As of July 31, 2024, the Company had $0.2 million remaining of upfront issuance fees allocated to the revolving credit facility presented in the Company’s condensed consolidated balance sheet within other assets.
The net carrying amounts of the November 2022 Senior Secured Credit Facility were as follows (in thousands):

	July 31, 2024	January 31, 2024
Principal	$45,625	$46,875
Accrued interest	282	297
Unamortized loan issuance costs	(108)	(132)
Net carrying amount	$45,799	$47,040

Term loan, current	$4,657	$3,422
Term loan, noncurrent	$41,142	$43,618

The net carrying amount of the current portion of the term loan is presented within accrued expenses and other current liabilities in the condensed consolidated balance sheets.
The expected future principal payments for all borrowings as of July 31, 2024 is as follows (in thousands):

Fiscal year ending January 31,	Expected Principal Payments
Remainder of fiscal year 2025	$1,875
2026	5,000
2027	38,750
Total expected future principal payments	$45,625
Note 7.     Commitments and Contingencies
Standby Letters of Credit
As of July 31, 2024, the Company had several letters of credit outstanding related to its operating leases totaling $21.6 million. The letters of credit expire at various dates between 2025 and 2034.
Purchase Commitments
In January 2021, the Company entered into a 60-month contract with Amazon Web Services for hosting-related services. Pursuant to the terms of the contract, the Company is required to spend a minimum of $103.5 million over the term of the agreement. The commitment may be offset by up to $7.3 million in additional credits subject to the Company meeting certain conditions of the agreement, which have been earned as of July 31, 2024. As of July 31, 2024, the Company had purchase commitments remaining of $29.6 million under this contract, which are not reflected on the Company’s condensed consolidated balance sheet as of July 31, 2024.
During the six months ended July 31, 2024, other than certain non-cancelable operating leases described in Note 8. Leases and the commitment for hosting-related services described above, there have been no other material changes outside the ordinary course of business to the Company's contractual obligations and commitments from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2024.
Indemnification Agreements
The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against any liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual.
Additionally, in the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which it agrees to indemnify customers, vendors, lessors, business partners, and other parties with

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. For the six months ended July 31, 2024 and 2023, no demands have been made upon the Company to provide indemnification under such agreements, and there are no claims that the Company is aware of that could have a material adverse effect on its financial position, results of operations, or cash flows.
Contingencies
From time to time in the normal course of business, the Company may be subject to various claims and other legal matters arising in the ordinary course of business. As of July 31, 2024, the Company believes that none of its current legal proceedings would have a material adverse effect on its financial position, results of operations, or cash flows.
Note 8.     Leases
The Company leases real estate facilities under non-cancelable operating leases with various expiration dates through fiscal 2034. The Company has no lease agreements that are classified as finance leases.
Future minimum lease payments (net of tenant improvement receivables) under non-cancelable operating leases with initial lease terms in excess of one year included in the Company’s total operating lease liabilities as of July 31, 2024 are as follows (in thousands):

Fiscal year ending January 31,	Operating Lease Payments (Net)
Remainder of fiscal year 2025	$20,806
2026	41,715
2027	41,486
2028	39,813
2029 and thereafter	199,642
Total undiscounted operating lease payments	$343,462
Less: imputed interest	(109,407)
Total operating lease liabilities	$234,055
During the three and six months ended July 31, 2023, the Company executed a sublease for a portion of its corporate office space in San Francisco, California. The Company evaluated the associated asset group for impairment, which included the ROU assets and underlying property and equipment for the lease. The Company compared the expected future undiscounted cash flows to the carrying value and determined the respective asset group was not recoverable. The Company calculated the fair value based on the present value of the estimated cash flows from the sublease for the remaining lease term and compared the estimated fair value to its carrying value, which resulted in a $5.0 million consolidated impairment charge. The fair value of the operating lease ROU assets and associated property and equipment was estimated as of the sublease execution date using Level 3 inputs based on an income approach by converting future sublease cash inflows and outflows to a single present value. Estimated cash flows were discounted at a rate commensurate with the inherent risks associated with the asset group to arrive at an estimate of fair value. The impairment charge was included in general and administrative expenses in the condensed consolidated statements of operations. The Company recorded no impairment charge during the three and six months ended July 31, 2024.
The sublease has a lease term of five years and has been classified as an operating lease by the Company. Sublease income was $0.5 million and $0.9 million for the three and six months ended July 31, 2024, respectively. There was no sublease income for the three and six months ended July 31, 2023. The Company recognizes sublease income as a reduction of lease expense in the Company’s condensed consolidated statements of operations.
As of July 31, 2024, the Company has commitments of $2.4 million for an operating lease that has not yet commenced, and therefore is not included in the ROU asset or operating lease liabilities. The foregoing operating lease will commence in the fourth quarter of fiscal 2026, with a lease term of seven years.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Operating lease amounts in the table above do not include sublease income payments of $8.1 million. As of July 31, 2024, the future total minimum sublease payments to be received were as follows (in thousands):

Fiscal year ending January 31,	Sublease Payments to be Received
Remainder of fiscal year 2025	$943
2026	1,919
2027	1,976
2028	2,036
2029 and thereafter	1,208
Total sublease income to be received	$8,082
Note 9.     Net Loss Per Share
The Company computes net loss per share using the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are substantially identical, other than voting and conversion rights. Accordingly, the Class A common stock and Class B common stock share equally in the Company’s net income and losses.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Numerator:
Net loss	$(72,189)	$(71,414)	$(135,911)	$(132,882)
Denominator:
Weighted-average shares used in calculating net loss per share, basic and diluted	229,760	219,004	228,430	217,730
Net loss per share, basic and diluted	$(0.31)	$(0.33)	$(0.59)	$(0.61)

The potential shares of common stock that were excluded from the computation of diluted net loss per share for the period presented because including them would have been anti-dilutive are as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Stock options	9,114	10,541	9,114	10,541
Restricted stock units	24,138	19,312	24,138	19,312
Shares issuable pursuant to the 2020 Employee Stock Purchase Plan	362	310	362	310
Total	33,614	30,163	33,614	30,163
Note 10. Stockholders’ Equity
Common Stock
There are two classes of common stock that total 1,500,000,000 authorized shares: 1,000,000,000 authorized shares of Class A common stock and 500,000,000 authorized shares of Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 10 votes per share and is convertible into one share of Class A common stock. Prior to the Direct Listing, which was completed on September 30, 2020, all 73,577,455 outstanding shares of redeemable convertible preferred stock were converted into an equivalent number of shares of Class B common stock. There are 144,002,324 shares of Class A common stock and 85,486,680 shares of Class B common stock issued and

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
outstanding as of July 31, 2024. There were 139,238,565 shares of Class A common stock and 85,489,359 shares of Class B common stock outstanding as of January 31, 2024.
All changes in the number of shares of common stock outstanding for the three and six months ended July 31, 2024 and 2023, were related to changes in Class A common stock, other than conversions of Class B common stock into an equivalent number of shares of Class A common stock.
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
ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees and consultants. Options under the 2020 Plan may be granted for periods of up to 10 years. The exercise price of ISOs and NSOs shall not be less than 100% of the estimated fair value of the shares on the date of grant as determined by the Company’s board of directors. Options granted generally vest over four years and vest at a rate of 25% upon the first anniversary of the vesting commencement date and 1/48 per month thereafter.
The Company has outstanding RSU awards issued pursuant to the 2012 Plan and 2020 Plan. RSUs granted generally vest on a predefined rate over a period of four years contingent upon continuous service.
Shares of common stock purchased under the 2012 Plan are subject to certain restrictions and repurchase rights.
Stock Options
Option activity under the Company’s combined stock plans is set forth below (in thousands, except years and per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balances at January 31, 2024	9,788	$3.09	4.2	$140,292
Options granted	—	—
Options exercised	(673)	3.16
Options cancelled	(1)	7.49
Balances at July 31, 2024	9,114	$3.08	3.7	$104,526
Vested and exercisable at July 31, 2024	8,938	$3.10	3.7	$102,366
Vested and expected to vest at July 31, 2024	9,114	$3.08	3.7	$104,526

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The total intrinsic value of options exercised during the periods presented was as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Aggregate intrinsic value of options exercised (in thousands)	$3,285	$12,186	$7,795	$26,293
Early Exercise of Employee Options
The 2009 Plan and 2012 Plan allow for the early exercise of stock options. The consideration received for an early exercise of an option is considered to be a deposit of the exercise price, and the related dollar amount is recorded as a liability and reflected in accrued expenses and other current liabilities and other liabilities in the condensed consolidated balance sheets. This liability is reclassified to additional paid-in capital as the awards vest. If a stock option is early exercised, the unvested shares may be repurchased by the Company in case of employment termination at the price paid by the purchaser for such shares. There were no shares that were subject to repurchase at July 31, 2024 and 384 shares subject to repurchase at July 31, 2023.
Restricted Stock Units
The Company’s RSU activity is set forth below (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested RSUs at January 31, 2024	17,190	$23.04	$299,450
RSUs granted	13,220	15.13
RSUs vested	(4,825)	22.44
RSUs cancelled/forfeited	(1,447)	21.70
Unvested RSUs at July 31, 2024	24,138	$18.91	$351,208
RSUs vested, not yet released at July 31, 2024	751	$32.18
Stock-Based Compensation Expense
Stock-based compensation expense for stock-based awards to employees and non-employees in the Company’s condensed consolidated statements of operations for the periods below were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Cost of revenues	$393	$442	$676	$764
Research and development	34,045	31,047	60,785	54,544
Sales and marketing	17,249	16,321	32,497	27,854
General and administrative	8,420	8,395	14,789	14,541
Total stock-based compensation expense	$60,107	$56,205	$108,747	$97,703

The stock-based compensation expense related to options granted to non-employees for the three and six months ended July 31, 2024 and 2023 were not material.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Total unrecognized stock-based compensation expense related to unvested awards not yet recognized under all equity compensation plans was as follows:

	July 31, 2024
	Unrecognized Expense (in thousands)	Weighted-Average Expected Recognition Period (in years)
Stock options	$205	3.5
RSUs	421,977	3.0
Total unrecognized stock-based compensation expense	$422,182	3.0
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
The Company recognized stock-based compensation expense related to the ESPP of $2.9 million and $2.8 million during the three months ended July 31, 2024 and 2023, respectively, and $5.8 million and $3.3 million during the six months ended July 31, 2024 and 2023, respectively. As of July 31, 2024 and January 31, 2024, $4.5 million and $7.2 million, respectively, have been withheld in contributions from employees. As of July 31, 2024, total unrecognized compensation cost related to the ESPP was $8.1 million, which will be amortized over a weighted-average vesting term of 1.1 years.
Stock Repurchase Program
In June 2024, the Company’s board of directors authorized a stock repurchase program of up to $150.0 million of its outstanding Class A common stock. Under the program, which is designed to return value to the Company’s stockholders and reduce share count over time, the Company may repurchase shares in the open market, through privately negotiated transactions, by entering into structured repurchase agreements with third parties, by making block purchases, and/or pursuant to Rule 10b5-1 trading plans. The timing, manner, price, and amount of any repurchases under the program will be determined by the Company in its discretion. The program does not obligate the Company to acquire any particular amount of Class A common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. The stock repurchase program will be funded using the Company’s working capital and is expected to continue through June 30, 2025, unless extended or shortened by the board of directors.
The following table summarizes the stock repurchase activity under the Company’s stock repurchase program (in thousands, except per share data):

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Number of shares repurchased	1,446	—	1,446	—
Weighted-average price per share	$13.64	$—	$13.64	$—
Aggregate purchase price	$19,721	$—	$19,721	$—

As of July 31, 2024, $130.3 million remained available for future stock repurchases under the stock repurchase program. All shares of Class A common stock subsequently repurchased were retired. Upon retirement, the par value of the common stock repurchased was deducted from common stock and any excess of repurchase price over par value was recorded entirely to accumulated deficit in the condensed consolidated balance sheets.
Note 11.    Interest Income and Other Income (Expense), Net
Interest income and other income (expense), net consist of the following (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Interest income	$5,409	$4,623	$10,785	$9,615
Unrealized gains (losses) on foreign currency transactions	1,407	(283)	882	416
Other non-operating expense	(56)	(175)	(547)	(200)
Total interest income and other income (expense), net	$6,760	$4,165	$11,120	$9,831
Other non-operating expense consists primarily of realized foreign currency gains and losses on transactions in the periods presented.
Note 12.    Income Taxes
The Company's income tax expense was $1.2 million and $1.2 million for the three months ended July 31, 2024 and 2023, respectively, and $2.2 million and $2.1 million for the six months ended July 31, 2024 and 2023, respectively, primarily due to income taxes in foreign jurisdictions.
Note 13.    Geographic Information
The following tables set forth revenues and long-lived assets, including operating lease ROU assets, by geographic area for the periods presented below (in thousands):
Revenues

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
United States	$108,232	$99,222	$212,658	$192,215
International	70,980	63,233	139,002	122,651
Total Revenues	$179,212	$162,455	$351,660	$314,866

Revenues by geography are based on the shipping address of the customer.
Long-Lived Assets

	July 31, 2024	January 31, 2024
United States	$264,272	$271,844
International	13,731	6,430
Total long-lived assets	$278,003	$278,274

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 14.     Restructuring
On November 15, 2022, the Company authorized a plan to reduce its global headcount by approximately 9%. This plan was adopted as part of a restructuring intended to improve operational efficiencies and operating costs and better align the Company’s workforce with current business needs, top strategic priorities, and key growth opportunities.
The Company has completed payments associated with these restructuring charges in the six months ended July 31, 2023 and did not incur any additional restructuring costs during the three and six months ended July 31, 2024 and 2023. The following table summarizes the Company’s restructuring liabilities (in thousands):

Restructuring Liability
Beginning balance as of February 1, 2023	$873
Charges (benefit)	(147)
Payments	(707)
Foreign currency translation adjustment	(19)
Ending balance as of July 31, 2023	$—
Note 15.    Related Party Transactions
During the fiscal year ended January 31, 2020, the Company began leasing certain office facilities from a company affiliated with Board members of the Company. Rent expenses under these leases totaled $0.4 million and $0.4 million during the three months ended July 31, 2024 and 2023, respectively, and $0.9 million and $0.8 million during the six months ended July 31, 2024 and 2023, respectively.
The Company has entered into an advertising agreement with a company affiliated with a Board member of the Company. Expenses under this agreement totaled $0.4 million and $0.5 million during the three months ended July 31, 2024 and 2023, respectively, and $1.0 million and $1.0 million during the six months ended July 31, 2024 and 2023, respectively.

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
As of July 31, 2024, we had 22,948 Core customers contributing approximately 75% and 75% of revenues for the three and six months then ended, respectively. As of July 31, 2023, we had 20,782 Core customers who contributed approximately 74% and 73% of revenues for the three and six months then ended, respectively.

As of July 31, 2024 and 2023, we had 649 and 553 customers spending over $100,000, on an annualized basis, respectively.
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
Our reported dollar-based net retention rate equals the simple arithmetic average of our quarterly dollar-based net retention rate for the four quarters ending with the most recent fiscal quarter. We calculate our dollar-based net retention rate by comparing our revenues from the same set of customers in a given quarter, relative to the comparable prior-year period. To calculate our dollar-based net retention rate for a given quarter, we start with the revenues in that quarter from customers that generated revenues in the same quarter of the prior year. We then divide that amount by the revenues attributable to that same group of customers in the prior-year quarter. Current period revenues include any upsells and are net of contraction or attrition over the trailing 12 months, but exclude revenues from new customers in the current period. We expect our dollar-based net retention rate to fluctuate due to a number of factors, including the expected growth of our revenue base, the level of penetration within our customer base, our ability to retain our customers, and the macroeconomic environment. For example, macroeconomic conditions have affected customers’ renewal decisions, which has impacted our dollar-based net retention rate in recent periods.
As of July 31, 2024 and 2023, our dollar-based net retention rate was 98% and over 105%, respectively.
As of July 31, 2024 and 2023, our dollar-based net retention rate for our Core customers was 99% and over 110%, respectively. Our dollar-based net retention rate for customers spending over $100,000 on an annualized basis for the same periods was 103% and over 125%, respectively.
Current Economic Conditions
Global macroeconomic events including inflation, elevated interest rates, bank failures, supply chain disruptions, fluctuations in currency exchange rates, and geopolitical unrest have led to economic uncertainty. These macroeconomic conditions have and are likely to continue to have adverse effects on the rate of global IT spending, including the buying patterns of our customers and prospective customers, and the length of our sales cycles. While the current macroenvironment is challenging and may continue for the near term, we are encouraged by the future of work that we are building at Asana, where every organization can work from a shared system driving clarity and accountability powered by the Asana platform.
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
We continue to make strategic investments in our sales and marketing organization, and we expect sales and marketing expenses to remain our largest operating expense in dollar amount. We expect our sales and marketing expenses to continue to increase in dollar amount but to decrease as a percentage of revenues over time, although the percentage may fluctuate from period to period depending on the extent and timing of our initiatives.
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
	(in thousands)
Revenues	$179,212	$162,455	$351,660	$314,866
Cost of revenues (1)	19,987	16,232	37,791	31,079
Gross profit	159,225	146,223	313,869	283,787
Operating expenses:
Research and development (1)	91,151	84,371	173,942	160,687
Sales and marketing (1)	108,649	96,448	212,981	189,685
General and administrative (1)	36,222	38,787	69,912	72,043
Total operating expenses	236,022	219,606	456,835	422,415
Loss from operations	(76,797)	(73,383)	(142,966)	(138,628)
Interest income and other income (expense), net	6,760	4,165	11,120	9,831
Interest expense	(955)	(968)	(1,897)	(1,935)
Loss before provision for income taxes	(70,992)	(70,186)	(133,743)	(130,732)
Provision for income taxes	1,197	1,228	2,168	2,150
Net loss	$(72,189)	$(71,414)	$(135,911)	$(132,882)
__________________
(1)Amounts include stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
	(in thousands)
Cost of revenues	$393	$442	$676	$764
Research and development	34,045	31,047	60,785	54,544
Sales and marketing	17,249	16,321	32,497	27,854
General and administrative	8,420	8,395	14,789	14,541
Total stock-based compensation expense	$60,107	$56,205	$108,747	$97,703

The following table sets forth the components of our statements of operations data, for each of the periods presented, as a percentage of revenues.

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
	(percent of revenues)
Revenues	100%	100%	100%	100%
Cost of revenues	11	10	11	10
Gross margin	89	90	89	90
Operating expenses:
Research and development	51	52	49	51
Sales and marketing	61	59	61	60
General and administrative	20	24	20	23
Total operating expenses	132	135	130	134
Loss from operations	(43)	(45)	(41)	(44)
Interest income and other income (expense), net	4	3	3	3
Interest expense	*	*	*	*
Loss before provision for income taxes	(40)	(43)	(38)	(42)
Provision for income taxes	*	*	*	*
Net loss	(40)%	(44)%	(39)%	(42)%
_______________
* Less than 1%
Note: Certain figures may not sum due to rounding.
Comparison of Three Months Ended July 31, 2024 to Three Months Ended July 31, 2023
Revenues

	Three Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Revenues	$179,212	$162,455	$16,757	10%

Revenues increased $16.8 million, or 10%, during the three months ended July 31, 2024 compared to the three months ended July 31, 2023. The increase in revenues was primarily due to the addition of new paying customers and a continued shift in our sales mix toward our higher priced subscription plans, such as Advanced, Enterprise and Enterprise+ plans.
Cost of Revenues and Gross Margin

	Three Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Cost of revenues	$19,987	$16,232	$3,755	23%
Gross margin	89%	90%

Cost of revenues increased $3.8 million, or 23%, during the three months ended July 31, 2024 compared to the three months ended July 31, 2023. The increase was primarily due to an increase of $1.8 million in third-party hosting costs as we continued to increase capacity to support customer usage and growth of our customer base, an increase of $1.4 million in infrastructure and application performance monitoring costs, and an increase of $0.6 million in amortization of capitalized software development costs.

Our gross margin decreased during the three months ended July 31, 2024 compared to the three months ended July 31, 2023 primarily due to increased third-party hosting costs and infrastructure and application performance monitoring costs.
Operating Expenses

	Three Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Research and development	$91,151	$84,371	$6,780	8%
Sales and marketing	108,649	96,448	12,201	13%
General and administrative	36,222	38,787	(2,565)	(7)%
Total operating expenses	$236,022	$219,606	$16,416	7%
In the three months ended July 31, 2024, we realized a $3.1 million property tax credit related to our corporate headquarters. The property tax credit is included in allocated overhead costs for each of the operating expense categories below.
Research and Development
Research and development expenses increased $6.8 million, or 8%, during the three months ended July 31, 2024 compared to the three months ended July 31, 2023. The increase was primarily due to an increase of $8.6 million in personnel-related costs due to increased headcount, partially offset by a decrease of $1.9 million in allocated overhead costs.
Sales and Marketing
Sales and marketing expenses increased $12.2 million, or 13%, during the three months ended July 31, 2024 compared to the three months ended July 31, 2023. The increase was primarily due to an increase of $7.8 million in personnel-related costs driven by higher headcount, an increase of $3.5 million in fees to marketing vendors, an increase of $1.1 million in travel and entertainment costs, and an increase of $1.1 million in equipment and related costs, partially offset by a decrease of $1.4 million in allocated overhead costs.
General and Administrative
General and administrative expenses decreased $2.6 million, or 7%, during the three months ended July 31, 2024 compared to the three months ended July 31, 2023. The decrease was primarily due to a decrease of $5.0 million for impairment of lease-related assets, a decrease of $0.8 million in allocated overhead costs, and a decrease of $0.5 million in insurance expenses, partially offset an increase of $1.5 million in value-added tax and other tax expenses, an increase of $1.3 million in professional services, an increase of $0.7 million in personnel-related costs driven by higher headcount, and an increase of $0.2 million in equipment and related costs.
Interest Income, Interest Expense, and Other Income (Expense), Net

	Three Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Interest income and other income (expense), net	$6,760	$4,165	$2,595	62%
Interest expense	(955)	(968)	13	(1)%

Interest income and other income (expense), net increased by $2.6 million during the three months ended July 31, 2024 compared to the three months ended July 31, 2023, primarily due to an increase of $1.7 million for the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities and an increase of $0.8 million in interest income on marketable securities. Interest expense decreased during the three months ended July 31, 2024 compared to the three months ended July 31, 2023, primarily due to a decrease in average loan balance.

Comparison of Six Months Ended July 31, 2024 to Six Months Ended July 31, 2023
Revenues

	Six Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Revenues	$351,660	$314,866	$36,794	12%

Revenues increased $36.8 million, or 12%, during the six months ended July 31, 2024 compared to the six months ended July 31, 2023. The increase in revenues was primarily due to the addition of new paying customers, a continued shift in our sales mix toward our higher priced subscription plans, such as Advanced, Enterprise and Enterprise+ plans.
Cost of Revenues and Gross Margin

	Six Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Cost of revenues	$37,791	$31,079	$6,712	22%
Gross margin	89%	90%

Cost of revenues increased $6.7 million, or 22%, during the six months ended July 31, 2024 compared to the six months ended July 31, 2023. The increase was primarily due to an increase of $2.9 million in third-party hosting costs as we continued to increase capacity to support customer usage and growth of our customer base, an increase of $2.8 million in infrastructure and application performance monitoring costs, and an increase of $1.2 million in amortization of capitalized software development costs, partially offset by a decrease of $0.6 million in allocated overhead costs.
Our gross margin decreased during the six months ended July 31, 2024 compared to the six months ended July 31, 2023 primarily due to increased third-party hosting costs and infrastructure and application performance monitoring costs.
Operating Expenses

	Six Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Research and development	$173,942	$160,687	$13,255	8%
Sales and marketing	212,981	189,685	23,296	12%
General and administrative	69,912	72,043	(2,131)	(3)%
Total operating expenses	$456,835	$422,415	$34,420	8%
In the six months ended July 31, 2024, we realized a $3.1 million property tax credit related to our corporate headquarters. The property tax credit is included in allocated overhead costs for each of the operating expense categories below.
Research and Development
Research and development expenses increased $13.3 million, or 8%, during the six months ended July 31, 2024 compared to the six months ended July 31, 2023. The increase was primarily due to an increase of $16.5 million in personnel-related costs due to increased headcount, partially offset by a decrease of $2.1 million in allocated overhead costs, an increase of $0.7 million in capitalized software development costs, and a decrease of $0.6 million in equipment and related costs.

Sales and Marketing
Sales and marketing expenses increased $23.3 million, or 12%, during the six months ended July 31, 2024 compared to the six months ended July 31, 2023. The increase was primarily due to an increase of $16.7 million in personnel-related costs driven by higher headcount, an increase of $3.7 million in fees to marketing vendors, and an increase of $3.0 million in travel and entertainment costs, partially offset by a decrease of $1.9 million in allocated overhead costs.
General and Administrative
General and administrative expenses decreased $2.1 million, or 3%, during the six months ended July 31, 2024 compared to the six months ended July 31, 2023. The decrease was due to a decrease of $5.0 million for impairment of lease-related assets, a decrease of $1.0 million in allocated overhead costs, and a decrease of $0.9 million in insurance expenses, partially offset by an increase of $2.0 million in professional services, an increase of $1.5 million in value-added tax and other tax expenses, and an increase of $1.2 million in personnel-related costs driven by higher headcount.
Interest Income, Interest Expense, and Other Income (Expense), Net

	Six Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Interest income and other income (expense), net	$11,120	$9,831	$1,289	13%
Interest expense	(1,897)	(1,935)	38	(2)%

Interest income and other income (expense), net increased by $1.3 million during the six months ended July 31, 2024 compared to the six months ended July 31, 2023, primarily due to an increase in interest income on marketable securities. Interest expense decreased during the six months ended July 31, 2024 compared to the six months ended July 31, 2023, primarily due to a decrease in average loan balance.
Non-GAAP Financial Measures
The following tables present certain non-GAAP financial measures for each period presented below. In addition to our results determined in accordance with GAAP, we believe these non-GAAP financial measures are useful in evaluating our operating performance. See below for a description of the non-GAAP financial measures and their limitations as an analytical tool.

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
	(in thousands)
Non-GAAP loss from operations	$(15,658)	$(10,365)	$(31,428)	$(32,639)
Non-GAAP net loss	$(11,050)	$(8,396)	$(24,373)	$(26,893)
Free cash flow	$12,760	$14,605	$8,485	$(1,968)
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
The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.
Non-GAAP Loss From Operations

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
	(in thousands)
Loss from operations	$(76,797)	$(73,383)	$(142,966)	$(138,628)
Add:
Stock-based compensation and related employer payroll tax associated with RSUs	61,139	58,009	111,538	101,127
Impairment of long-lived assets	—	5,009	—	5,009
Restructuring costs	—	—	—	(147)
Non-GAAP loss from operations	$(15,658)	$(10,365)	$(31,428)	$(32,639)

Non-GAAP Net Loss

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
	(in thousands)
Net loss	$(72,189)	$(71,414)	$(135,911)	$(132,882)
Add:
Stock-based compensation and related employer payroll tax associated with RSUs	61,139	58,009	111,538	101,127
Impairment of long-lived assets	—	5,009	—	5,009
Restructuring costs	—	—	—	(147)
Non-GAAP net loss	$(11,050)	$(8,396)	$(24,373)	$(26,893)

Free Cash Flow

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
	(in thousands)
Net cash provided by (used in) investing activities	$56	$10,899	$(21,305)	$(129,467)
Net cash provided by (used in) financing activities	$(19,228)	$18	$(9,281)	$9,749
Net cash provided by operating activities	$15,858	$20,232	$13,960	$5,639
Less:
Purchases of property and equipment	(1,690)	(4,100)	(2,692)	(5,966)
Capitalized internal-use software costs	(1,408)	(1,527)	(2,783)	(2,348)
Add:
Restructuring costs	—	—	—	707
Free cash flow	$12,760	$14,605	$8,485	$(1,968)
Liquidity and Capital Resources
Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock and common stock, the issuance of senior mandatory convertible promissory notes in January and June 2020 to a trust affiliated with our CEO, cash generated from the sale of subscriptions to our platform, and financing activities including the private placement transaction with our CEO. We have generated losses from our operations as reflected in our accumulated deficit of $1,650.2 million as of July 31, 2024 and positive cash flows from operating activities for the six months ended July 31, 2024 and 2023.
As of July 31, 2024, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $521.6 million.
In November 2022, we entered into a four-year credit agreement with SVB, which provided for a senior secured credit facilities in the aggregate principal amount of up to $150.0 million, consisting of a term loan facility in the aggregate principal amount of $50.0 million and a revolving loan facility in an aggregate principal amount of up to $100.0 million, including a $30.0 million letter of credit sub-facility (as amended on April 13, 2023 and June 18, 2024, the “November 2022 Senior Secured Credit Facility”). The November 2022 Senior Secured Credit Facility refinanced our prior credit agreement with SVB (the “April 2020 Senior Secured Term Loan”) and terminates on November 7, 2026.
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
As of July 31, 2024, under the November 2022 Senior Secured Credit Facility there was $50.0 million drawn and $45.6 million was outstanding under the term loan, no amounts outstanding under the revolving credit facility and an aggregate $21.6 million in letters of credit issued under the credit sub-facility. Our total available borrowing capacity under the revolving credit facility was $78.4 million as of July 31, 2024.
On March 27, 2023, First Citizens BancShares, Inc. (“First Citizens”) announced that it had entered into an agreement to purchase assets and liabilities of SVB, inclusive of our November 2022 Senior Secured Credit Facility. We continue to have the ability to make additional borrowings under the November 2022 Senior Secured Credit Facility which is now held by SVB as a division of First Citizens.
In June 2024, our board of directors authorized a stock repurchase program of up to $150 million of our outstanding Class A common stock. Repurchases are made on the open market, including via pre-set trading plans, in accordance with applicable securities laws. The program is funded using our working capital and will expire in June 2025. The program does not obligate us to acquire any particular amount of Class A common stock, and the repurchase program may be suspended or discontinued at any time at our discretion. During the three and six months ended July 31, 2024, we repurchased 1.4 million shares of our outstanding Class A common stock for an aggregate purchase price of $19.7 million. All shares of Class A common stock repurchased were retired. As of July 31, 2024, $130.3 million remained available for future repurchases under the stock repurchase program. See Note 10. Stockholders’ Equity to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding stock repurchases.
A substantial source of our cash provided by operating activities is our customer billings for subscription to our platform. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is included on our condensed consolidated balance sheets as a liability and is recorded as revenues over the term of the subscription agreement. As of July 31, 2024, we had $289.2 million of deferred revenue, of which $285.5 million was recorded as a current liability. This deferred revenue will be recognized as revenues when all of the revenue recognition criteria are met.
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

Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended July 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$13,960	$5,639
Net cash used in investing activities	(21,305)	(129,467)
Net cash provided by (used in) financing activities	(9,281)	9,749
Operating Activities
Our largest source of operating cash is cash collection from sales of subscriptions to our paying customers. Our primary uses of cash from operating activities are for personnel-related expenses, marketing expenses, and third-party hosting-related and software expenses. In prior years, we generated negative cash flows from operating activities and supplemented working capital requirements through net proceeds from the sale of equity and equity-linked securities.
Net cash provided by operating activities of $14.0 million for the six months ended July 31, 2024 reflects our net loss of $135.9 million, adjusted by non-cash items such as stock-based compensation expense of $108.7 million, amortization of deferred contract acquisition costs of $12.5 million, non-cash lease expense of $8.9 million, depreciation and amortization of $8.3 million, provision for expected credit losses of $0.4 million, partially offset by net accretion of discount on marketable securities of $3.6 million, and net cash inflows of $14.6 million from changes in our operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities primarily consisted of a $22.9 million decrease in accounts receivable, a $18.0 million increase in deferred revenue resulting from increased billings for subscriptions, and a $6.4 million increase in accounts payable. These amounts were partially offset by a $13.6 million increase in prepaid expenses and other current assets related to an increase in deferred contract acquisition costs, a $9.6 million decrease in operating lease liabilities, a $6.4 million decrease in accrued expenses and other liabilities primarily from accrued advertising expenses and accrued payroll liability, and a $3.1 million increase in other assets.
Net cash provided by operating activities of $5.6 million for the six months ended July 31, 2023 reflects our net loss of $132.9 million, adjusted by non-cash items such as stock-based compensation expense of $97.7 million, amortization of deferred contract acquisition costs of $10.3 million, non-cash lease expense of $10.0 million, depreciation and amortization of $6.9 million, impairment of long-lived assets of $5.0 million, provision for expected credit losses of $1.4 million, and net cash inflows of $8.1 million from changes in our operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities primarily consisted of a $27.5 million increase in deferred revenue, resulting from increased billings for subscriptions, a $14.7 million decrease in accounts receivable, and a $1.3 million decrease in other assets. These amounts were partially offset by a $14.2 million decrease in accrued expenses and other liabilities primarily from accrued payroll liabilities and accrued advertising expenses, a $9.1 million increase in prepaid expenses and other current assets related to an increase in deferred contract acquisition costs, a $9.0 million decrease in operating lease liabilities, and a $3.2 million decrease in accounts payable.
Investing Activities
Net cash used in investing activities of $21.3 million for the six months ended July 31, 2024 consisted of $107.1 million in purchases of marketable securities, $2.8 million in capitalized internal-use software costs, and $2.7 million in purchases of property and equipment. This was partially offset by $91.3 million in maturities of marketable securities.
Net cash used in investing activities of $129.5 million for the six months ended July 31, 2023 consisted of $139.3 million in purchases of marketable securities, $6.0 million in purchases of property and equipment, and $2.3 million in capitalized internal-use software costs. This was partially offset by $18.1 million in maturities of marketable securities.

Financing Activities
Net cash used in financing activities of $9.3 million for the six months ended July 31, 2024 consisted of $19.0 million in repurchases of Class A common stock and $1.3 million in repayment of term loan. This was partially offset by $8.9 million in proceeds from employee stock purchase plan and $2.1 million in proceeds from exercise of stock options.
Net cash provided by financing activities of $9.7 million for the six months ended July 31, 2023 consisted of $8.6 million in proceeds from employee stock purchase plan and $3.1 million in proceeds from exercise of stock options, partially offset by $1.9 million for the repayment of our term loan.
Contractual Obligations and Commitments
During the six months ended July 31, 2024, there were no material changes in our contractual obligations and other commitments, as disclosed in our Annual Report on Form 10-K filed with the SEC on March 14, 2024.
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
There have been no changes to our critical accounting policies and estimates during the six months ended July 31, 2024 as compared to those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K filed with the SEC on March 14, 2024.
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

Interest Rate Risk
Our cash, cash equivalents, and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds, U.S. government securities, corporate bonds, agency bonds, and commercial paper. As of July 31, 2024 and January 31, 2024, we had cash and cash equivalents of $219.4 million and $236.7 million, respectively, and marketable securities of $302.2 million and $282.8 million, respectively. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. As of July 31, 2024, a hypothetical increase in interest rates for our investments by 100 basis points would not have a material impact on our condensed consolidated financial statements.
Any borrowings under the revolving credit facility bear interest at a variable rate tied to the adjusted term SOFR, the prime rate, or the federal funds effective rate. As of July 31, 2024, we had $45.6 million outstanding under the credit facility. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations. As of July 31, 2024, a hypothetical increase of 100 basis points in interest rates for our revolving credit facility would not have a material impact on our condensed consolidated financial statements.
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
As exchange rates may fluctuate significantly between periods, our non-U.S. dollar denominated revenue and operating expenses may also experience significant fluctuations between periods as we convert these to U.S. dollars. Volatile market conditions arising from the macro environment have and may in the future result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar has and may in the future negatively affect our revenue expressed in U.S. dollars. In the six months ended July 31, 2024, 25% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins. We disclose the impact of realized foreign currency gains and losses within Note 11. Interest Income and Other Income (Expense), Net. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the six months ended July 31, 2024 and 2023.
As the impact of foreign currency exchange rates are not projected to be material to our operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 31, 2024. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended July 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have grown rapidly in prior periods and, as a result, have a relatively short history operating our business at its current scale. Furthermore, we operate in an industry that is characterized by rapid technological innovation, intense competition, changing customer needs, and frequent introductions of new products, technologies, and services. In particular, advancements in technology such as AI and machine learning are changing the way people work by automating tasks, enhancing communication, and improving decision-making processes, and businesses that are slow to adopt these new technologies may face a competitive disadvantage. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in evolving industries. In addition, our future growth rate is subject to a number of uncertainties, such as general macroeconomic and market conditions, including elevated interest rates, inflation, actual or anticipated bank failures, instability in financial markets, and economic downturns or recessions in the regions in which we do business. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in the market, or if we do not address these risks successfully, our results of operations could differ materially from our expectations, and our business, results of operations, and financial condition would suffer.
We have a history of losses, and we may not be able to achieve profitability or, if achieved, sustain profitability.
We have incurred net losses in each fiscal year since our founding. We generated net losses of $135.9 million and $132.9 million for the six months ended July 31, 2024 and 2023, respectively. As of July 31, 2024, we had an accumulated deficit of $1,650.2 million. We do not expect to be profitable in the near future, and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. These losses reflect, among other things, the significant investments we made to develop and commercialize our platform, serve our existing customers, and broaden our customer base.
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
•elevated global interest rates, which may affect our customers’ spending patterns and our return on investments;

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
Moreover, our business is subscription based, and customers are not obligated to and may not renew their subscriptions after their existing subscriptions expire, and we cannot ensure that customers will renew subscriptions with a similar contract period, with the same or greater number of users, or for the same level of subscription plan or upgrade their subscription plan. Customers may or may not renew their subscription plans as a result of a number of factors, including their satisfaction or dissatisfaction with our platform, our pricing or pricing structure, the pricing or capabilities of the products and services offered by our competitors, the effects of general economic conditions including a downturn or recession, inflation and elevated interest rates, or customers’ budgetary constraints. If customers do not renew their subscriptions, renew on less favorable terms, or fail to add more individuals, teams, and organizations, or if we fail to upgrade individuals, teams, and organizations from our free or trial plans to our paid subscription plans, or expand the adoption of our platform within organizations, our revenues may decline or grow less quickly than anticipated, which would harm our business, results of operations, and financial condition. The current macroeconomic environment, including elevated interest rates, instability in financial markets, bank failures, and headwinds for technology customers, may impact the adoption of our platform generally and our success in engaging with new customers and expanding relationships with existing customers may be impacted by these conditions. If our customers are materially negatively impacted by these factors, such as being unable to access their existing cash to fulfill their payment obligation to us due to future bank failures, our business could be negatively impacted. As a result of these macroeconomic conditions, and any corresponding actions customers may take to manage costs, we have experienced and may continue to experience longer sales cycles, and we may continue to experience a reduction in renewal rates, as well as reduced customer spend and delayed payments that could materially impact our business, results of operations, and financial condition in future periods. While we believe our revenues are relatively predictable in the near-term as a result of our subscription-based business model, the effect of macroeconomic uncertainties may not be fully reflected in our operating results and overall financial performance until future periods. If we fail to predict customer demands, fail to sufficiently account for the impact of macroeconomic conditions on our sales projections, or fail to attract new customers and maintain and expand new and existing customer relationships, our revenues may grow more slowly than expected, may not grow at all, or may decline, and our business may be harmed.
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
We derive, and expect to continue to derive, substantially all of our revenues from a single solution. As such, the continued growth in market demand for and market acceptance, including international market acceptance, of our platform is critical to our continued success. Demand for our platform is affected by a number of factors, some of which are beyond our control, such as the rate of market adoption of work management solutions; the timing of development and release of competing new products; the development and acceptance of new features, integrations, and capabilities for our platform, including features, integrations, or capabilities that utilize AI; price, product, and service changes by us or our competitors; technological changes and developments within the markets we serve; growth, contraction, and rapid evolution of our market; and general economic conditions and trends including a downturn or recession, inflation, and elevated interest rates. If we are unable to continue to meet the demands of individuals, teams, and organizations or trends in preferences for work management solutions or to achieve more widespread market acceptance of our platform, our business, results of operations, and financial condition would be harmed. Changes in preferences of our current or potential customers may have a disproportionately greater impact on us than if we offered multiple products. In addition, some current and potential customers, particularly larger organizations, may develop or acquire their own tools or continue to rely on traditional tools and software for their work management solutions, which would reduce or eliminate their demand for our platform. If demand for our platform declines for any of these or other reasons, our business, results of operations, and financial condition would be adversely affected.
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
Failure to effectively develop and leverage our sales capabilities would harm our ability to expand usage of our platform within our customer base and achieve broader market acceptance of our platform.
Our ability to expand usage of our platform within our customer base and achieve broader market acceptance among businesses will depend to a significant extent on our ability to expand our sales operations successfully, particularly our sales and marketing efforts targeted at broadening use of our platform across departments and entire organizations. We plan to leverage our direct sales force and channel partners, both domestically and internationally, to expand use of our platform within our customer base, and reach larger teams and organizations. We may additionally make strategic investments in expanding our sales capabilities in the future. We have invested and continue to invest financial and other resources to train and develop our direct sales force and channel partners in order to complement our product-led go-to-market approach. Our business, results of operations, and financial condition will be harmed if our efforts do not generate a corresponding increase in revenues. We may not achieve anticipated revenue growth from our direct sales force if we are unable to leverage and develop talented direct sales personnel, if direct sales personnel and channel partners are unable to achieve desired productivity levels in a reasonable period of time, or if we are unable to retain our existing direct sales personnel and channel partners. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require, and that developing and growing the skills of these personnel takes significant time and resources. Our ability to achieve revenue growth will depend, in large part, on our success in attracting, training, and retaining sufficient numbers of capable sales personnel in our direct sales force and channel partners to support our growth.
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
For the six months ended July 31, 2024, 40% of our revenues were generated from customers outside the United States. We have operations in multiple cities globally. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. In addition, we will face risks in doing business internationally that could adversely affect our business and results of operations, including:
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
In addition, global armed conflicts, including between Ukraine and Russia and in the Middle East, have created potential global security concerns that could impact operations in our global offices in affected regions and could also impact regional and global economies, either of which could adversely affect our business.
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
Our business activities are subject to various export, import, and trade and economic sanction laws and regulations, including, among others, the U.S. Export Administration Regulations, administered by the Department of Commerce’s Bureau of Industry and Security (“BIS”), and economic and trade sanctions regulations maintained by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) which we refer to collectively as “Trade Controls”. These Trade Controls, which may be enacted at any time, may prohibit or restrict the sale or supply of certain products, including encryption items and other technology, and services to certain governments, persons, entities, countries, and territories, including those that are the target of comprehensive sanctions. We must be ready to evaluate and respond to these Trade Controls and assess their impact on our business, which can be difficult to ascertain. We incorporate encryption technology into our platform, which may subject its export outside of the United States to various export authorization requirements, including licensing, compliance with license exceptions, or other appropriate government authorization, including the filing of an encryption classification request or self-classification report with the U.S. Commerce Department. In addition, various other countries regulate the import and export of certain encryption and other technology, including through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our platform or could limit the ability of organizations to use our platform in those countries.
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
Although we seek to conduct our business in full compliance with Trade Controls, we cannot guarantee that these controls will be fully effective. Violations of Trade Controls may subject our company, including responsible personnel, to various adverse consequences, including civil or criminal penalties, government investigations, and loss of export privileges. Further, obtaining the necessary authorizations, including any required licenses, for particular transactions or uses of our platform may be time-consuming, is not guaranteed, and may result in the delay or loss of customers or sales opportunities. In addition, if our reseller partners fail to obtain any required import, export, or re-export licenses or permits, this could result in a violation of law by us, and we may also suffer reputational harm and other negative consequences, including government investigations and penalties.

Finally, changes in our platform or future changes in Trade Controls, such as those we have seen issued by the United States and other governments in response to the conflicts between Ukraine and Russia and in the Middle East, could result in our inability to provide our platform to certain customers or result in decreased use of our platform by existing or potential customers with international operations. For example, on June 12, 2024, OFAC issued a determination imposing new restrictions on the export, reexport, sale, or supply of IT support and cloud-based services for enterprise management software and design and manufacturing software to persons located in Russia, effective September 12, 2024. We continue to evaluate these forthcoming Trade Controls sanctions and their potential applicability to our products and services; however, we are unable to quantitatively estimate any impacts to our business at this time. Any decreased use of our platform or mobile application or increased limitations on our ability to export or sell our platform and mobile application would adversely affect our business, results of operations, and financial condition.
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
On November 7, 2022, we entered into an agreement with several banks and other financial institutions or entities for which Silicon Valley Bank (“SVB”) acted as issuing lender, administrative agent and collateral agent, under which we may incur loans in an aggregate principal amount not to exceed $150 million, consisting of a term loan facility in an aggregate principal amount equal to $50 million and a revolving loan facility in an aggregate principal amount of up to $100 million, including a $30 million letter of credit sub-facility (collectively and as amended on April 13, 2023 and June 18, 2024, the “November 2022 Senior Secured Credit Facility”). On March 27, 2023, First Citizens BancShares, Inc. (“First Citizens”) announced that it had entered into an agreement to purchase assets and liabilities of SVB inclusive of our November 2022 Senior Secured Credit Facility. We continue to have the ability to make additional borrowings under the November 2022 Senior Secured Credit Facility which is now held by SVB as a division of First Citizens.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenues and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to the useful lives and carrying values of long-lived assets, the fair value of common stock, stock-based compensation expense, the period of benefit for deferred contract acquisition costs, and income taxes. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.
Catastrophic events, health epidemics, or geopolitical conflicts may disrupt our business.
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could harm our business. In particular, health crises and international conflicts, including between Ukraine and Russia and in the Middle East, including the reactions of governments, markets, and the general public, may result in a number of adverse consequences for our business, operations, and results of operations, both worldwide and in our offices in affected regions, many of which are beyond our control.
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
Dustin Moskovitz, our co-founder, President, Chief Executive Officer, Chair, and largest stockholder, beneficially owns a significant percentage of our outstanding Class A common stock and Class B common stock, together, representing a majority of the voting power of our capital stock as of July 31, 2024. Mr. Moskovitz could exert substantial influence over matters requiring approval by our stockholders. This concentration of ownership may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
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
We cannot guarantee that our share repurchase program will be fully implemented or that such program will enhance the long-term value of our share price.
In June 2024, our board of directors authorized a stock repurchase program of up to $150 million of our outstanding Class A common stock. Repurchases are made on the open market, including via pre-set trading plans, in accordance with applicable securities laws. The program does not obligate us to acquire any particular amount of Class A common stock, and the repurchase program may be suspended or discontinued at any time at our discretion. Although the program has been approved, there is no obligation for the Company to repurchase any specific dollar amount of stock.
The existence of our stock repurchase program could affect the price of our stock and could potentially reduce the market liquidity for our stock. Although our stock repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so because the market price of our common stock may decline below the levels at which we repurchase shares, and short-term stock price fluctuations could reduce the effectiveness of the program. Repurchasing our common stock reduces the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions or investments, other business opportunities, and other general corporate projects, and we may fail to realize the anticipated long-term stockholder value of any stock repurchase program.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
In June 2024, our board of directors authorized a stock repurchase program of up to $150 million of our outstanding Class A common stock. As of July 31, 2024, $130.3 million remained available for future repurchases under the stock repurchase program. The stock repurchase program may be suspended or discontinued at any time and will expire in June 2025.
The following table presents our stock repurchase activity under our authorized stock repurchase program for the three months ended July 31, 2024 (in thousands, except for per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans of Programs
May 1 - May 31	—	$—	—	$—
June 1 - June 30	404	12.97	404	144,751
July 1 - July 31	1,042	$13.89	1,042	$130,279
Total	1,446		1,446

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
10.1*
Second Amendment to Credit Agreement, dated June 18, 2024, by and among the Company and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as issuing lender, the swingline lender, administrative agent and collateral agent.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2024, has been formatted in Inline XBRL
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

ASANA, INC.

Date: September 3, 2024	By:	/s/ Dustin Moskovitz
Dustin Moskovitz
President, Chief Executive Officer, and Chair
(Principal Executive Officer)

Date: September 3, 2024	By:	/s/ Tim Wan
Tim Wan
Chief Financial Officer
(Principal Financial Officer)