Form 10-Q
period 2024-10-31
Asana, Inc.
filed 2024-12-05
CIK 1477720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 30, 2024, the number of shares of the registrant’s Class A common stock outstanding was 143,311,521 and the number of shares of the registrant’s Class B common stock outstanding was 85,411,680.

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
•The loss of one or more of our key personnel, in particular our co-founder, President, Chief Executive Officer (“CEO”), and Chair of our board of directors (“Chair”), Dustin Moskovitz, would harm our business.
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ASANA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	October 31, 2024	January 31, 2024
Assets
Current assets
Cash and cash equivalents	$196,772	$236,663
Marketable securities	258,541	282,801
Restricted cash	316	—
Accounts receivable, net	66,892	88,327
Prepaid expenses and other current assets	48,837	51,925
Total current assets	571,358	659,716
Property and equipment, net	96,627	96,543
Operating lease right-of-use assets	177,626	181,731
Other assets	28,545	23,970
Total assets	$874,156	$961,960
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$12,606	$6,907
Accrued expenses and other current liabilities	69,307	75,821
Deferred revenue, current	279,560	265,306
Operating lease liabilities, current	21,556	19,179
Total current liabilities	383,029	367,213
Term loan, net	39,904	43,618
Deferred revenue, noncurrent	2,581	5,916
Operating lease liabilities, noncurrent	207,527	215,084
Other liabilities	1,845	3,733
Total liabilities	634,886	635,564
Commitments and contingencies (Note 7)
Stockholders' equity
Common stock	2	2
Additional paid-in capital	2,002,764	1,821,216
Accumulated other comprehensive loss	(983)	(236)
Accumulated deficit	(1,762,513)	(1,494,586)
Total stockholders’ equity	239,270	326,396
Total liabilities and stockholders’ equity	$874,156	$961,960

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Revenues	$183,882	$166,503	$535,542	$481,369
Cost of revenues	19,798	16,053	57,589	47,132
Gross profit	164,084	150,450	477,953	434,237
Operating expenses:
Research and development	83,286	81,028	257,228	241,715
Sales and marketing	104,708	98,349	317,689	288,034
General and administrative	36,270	34,494	106,182	106,537
Total operating expenses	224,264	213,871	681,099	636,286
Loss from operations	(60,180)	(63,421)	(203,146)	(202,049)
Interest income and other income (expense), net	4,949	3,479	16,069	13,310
Interest expense	(934)	(1,012)	(2,831)	(2,947)
Loss before provision for income taxes	(56,165)	(60,954)	(189,908)	(191,686)
Provision for income taxes	1,161	796	3,329	2,946
Net loss	$(57,326)	$(61,750)	$(193,237)	$(194,632)
Net loss per share:
Basic and diluted	$(0.25)	$(0.28)	$(0.84)	$(0.89)
Weighted-average shares used in calculating net loss per share:
Basic and diluted	229,624	221,776	228,830	219,094

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Net loss	$(57,326)	$(61,750)	$(193,237)	$(194,632)
Other comprehensive loss:
Net unrealized gains (losses) on marketable securities	33	(236)	71	(1,251)
Change in foreign currency translation adjustments	(238)	(1,725)	(818)	(1,154)
Comprehensive loss	$(57,531)	$(63,711)	$(193,984)	$(197,037)

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended October 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at July 31, 2024	229,489	$2	$1,942,911	$(778)	$(1,650,218)	$291,917
Issuance of common stock upon the exercise of options	739	—	1,755	—	—	1,755
Repurchases and retirement of common stock	(4,494)	—	—	—	(54,969)	(54,969)
Issuance of common stock upon the vesting and settlement of restricted stock units	2,372	—	(1)	—	—	(1)
Issuance of common stock under employee share purchase plan	465	—	4,799	—	—	4,799
Stock-based compensation expense	—	—	53,300	—	—	53,300
Net unrealized gains on marketable securities	—	—	—	33	—	33
Foreign currency translation adjustments	—	—	—	(238)	—	(238)
Net loss	—	—	—	—	(57,326)	(57,326)
Balances at October 31, 2024	228,571	$2	$2,002,764	$(983)	$(1,762,513)	$239,270

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

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - CONTINUED
(in thousands)
(unaudited)

	Nine Months Ended October 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2024	224,728	$2	$1,821,216	$(236)	$(1,494,586)	$326,396
Issuance of common stock upon the exercise of options	1,412	—	3,884	—	—	3,884
Repurchases and retirement of common stock	(5,940)	—	—	—	(74,690)	(74,690)
Issuance of common stock upon the vesting and settlement of restricted stock units	7,252	—	(5)	—	—	(5)
Issuance of common stock under employee share purchase plan	1,119	—	13,665	—	—	13,665
Stock-based compensation expense	—	—	164,004	—	—	164,004
Net unrealized gains on marketable securities	—	—	—	71	—	71
Foreign currency translation adjustments	—	—	—	(818)	—	(818)
Net loss	—	—	—	—	(193,237)	(193,237)
Balances at October 31, 2024	228,571	$2	$2,002,764	$(983)	$(1,762,513)	$239,270

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

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2024	2023
Cash flows from operating activities
Net loss	$(193,237)	$(194,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for expected credit losses	1,025	2,072
Depreciation and amortization	12,730	10,407
Amortization of deferred contract acquisition costs	19,189	15,971
Stock-based compensation expense	160,702	150,569
Net accretion of discount on marketable securities	(4,646)	(1,568)
Non-cash lease expense	13,528	13,998
Impairment of long-lived assets	—	5,009
Amortization of discount on revolving credit facility and term loan issuance costs	91	91
Changes in operating assets and liabilities:
Accounts receivable	20,610	12,251
Prepaid expenses and other current assets	(15,852)	(13,764)
Other assets	(4,594)	742
Accounts payable	4,610	3,612
Accrued expenses and other liabilities	(11,408)	(16,885)
Deferred revenue	10,920	21,843
Operating lease liabilities	(14,598)	(12,310)
Net cash used in operating activities	(930)	(2,594)
Cash flows from investing activities
Purchases of marketable securities	(166,628)	(284,312)
Sales of marketable securities	—	12
Maturities of marketable securities	195,605	25,641
Purchases of property and equipment	(4,064)	(7,221)
Capitalized internal-use software costs	(4,702)	(4,325)
Net cash provided by (used in) investing activities	20,211	(270,205)
Cash flows from financing activities
Repayment of term loan	(1,875)	(2,500)
Repurchases of common stock	(73,869)	—
Proceeds from exercise of stock options	3,884	3,856
Proceeds from employee stock purchase plan	13,665	15,069
Taxes paid related to net share settlement of equity awards	(5)	(7)
Net cash provided by (used in) financing activities	(58,200)	16,418
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	(656)	(1,868)
Net decrease in cash, cash equivalents, and restricted cash	(39,575)	(258,249)
Cash, cash equivalents, and restricted cash
Beginning of period	236,663	526,563
End of period	$197,088	$268,314

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2024	2023
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$196,772	$268,314
Restricted cash	316	—
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$197,088	$268,314

Supplemental cash flow data
Cash paid for income taxes	$3,776	$3,101
Supplemental non-cash investing and financing information
Purchase of property and equipment in accounts payable and accrued expenses and other current liabilities	$1,193	$286
Stock-based compensation expense capitalized for software development	$3,299	$3,034
Repurchases of common stock in accrued expenses and other current liabilities	$820	$—

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
The Company grants credit to customers in the normal course of business. For the three and nine months ended October 31, 2024 and 2023, there were no individual customers that accounted for 10% or more of the Company’s revenues. No customer accounted for more than 10% of accounts receivable as of October 31, 2024 or January 31, 2024.
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
The Company holds restricted cash for the future payment of voluntary disability insurance claims. The Company had $0.3 million of restricted cash as of October 31, 2024 and no restricted cash as of January 31, 2024.
Available-for-sale Investments
The Company’s marketable securities are primarily comprised of U.S. government securities, commercial paper, corporate bonds, and U.S. agency bonds. The Company classifies its securities as available-for-sale at the time of purchase and reevaluates such classification at each balance sheet date. The Company may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies its marketable securities, including securities with stated maturities beyond twelve months, within current assets in the condensed consolidated balance sheets.
Available-for-sale securities are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive loss as a separate component of stockholders’ equity until realized. Unrealized gains and losses for any marketable securities that management intends to sell or is more likely than not that management will be required to sell prior to their anticipated recovery are recorded in interest income and other income (expense), net.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset groups may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company recorded no impairment charge during the three and nine months ended October 31, 2024 or the three months ended October 31, 2023. The Company recorded an impairment charge of $5.0 million during the nine months ended October 31, 2023, related to the right-of-use (“ROU”) assets and underlying property and equipment associated with its subleased office spaces, which is further described in Note 8. Leases to the condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The new standard will be effective for the Company for the fiscal years beginning February 1, 2024, and for interim periods beginning February 1, 2025. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adoption of the standard on disclosures on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The guidance is effective for the Company’s fiscal years beginning February 1, 2025, with early adoption permitted. The Company is currently evaluating the impact of adoption of the standard on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40),” which requires that public entities disclose, on an annual and interim basis, disaggregated information about specific expense categories (including employee compensation, depreciation, and amortization) presented on the face of the income statement. The guidance is effective for the Company’s fiscal years beginning February 1, 2027. The Company is currently evaluating the impact of adoption of the standard on its consolidated financial statements and related disclosures.
Note 3.    Revenues
Deferred Revenue and Remaining Performance Obligations
The Company recognized $49.9 million and $42.5 million of revenues during the three months ended October 31, 2024 and 2023, respectively, that were included in the deferred revenue balances at January 31, 2024 and 2023, respectively. The Company recognized $244.0 million and $208.6 million of revenues during the nine months ended October 31, 2024 and 2023, respectively, that were included in the deferred revenue balances at January 31, 2024 and 2023, respectively.
Deferred revenue that will be recognized within the next twelve months is recorded as current deferred revenue, and the remaining portion is recorded as noncurrent. As of October 31, 2024, the Company's remaining performance obligations from contracts with customers was $405.7 million, of which the Company expects to recognize approximately 82% as revenues over the next 12 months and the remainder thereafter.
Deferred Contract Acquisition Costs
Deferred contract acquisition costs are amortized over a period of benefit of three years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in the software-as-a-service industry.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Beginning balance	$39,399	$38,336	$39,381	$36,583
Capitalization of contract acquisition costs	7,050	5,277	19,561	17,333
Amortization of deferred contract acquisition costs	(6,696)	(5,668)	(19,189)	(15,971)
Ending balance	$39,753	$37,945	$39,753	$37,945
The following table summarizes the outstanding balances of deferred contract acquisition costs (in thousands):

	October 31, 2024	January 31, 2024
Deferred contract acquisition costs, current	$22,373	$21,594
Deferred contract acquisition costs, noncurrent	17,380	17,787
Total deferred contract acquisition costs	$39,753	$39,381

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
Note 4.    Fair Value Measurements
The following table summarizes, for assets measured at fair value, the respective fair value and classification by level of input within the fair value hierarchy (in thousands):

	October 31, 2024
	Level 1	Level 2	Level 3	Total
Current Assets
Cash equivalents
Money market funds	$78,267	$—	$—	$78,267
Total cash equivalents	$78,267	$—	$—	$78,267
Marketable securities
U.S. Treasury securities	$132,492	$—	$—	$132,492
Corporate bonds	—	106,094	—	106,094
U.S. agency bonds	—	19,955	—	19,955
Total marketable securities	$132,492	$126,049	$—	$258,541
Total assets	$210,759	$126,049	$—	$336,808

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	January 31, 2024
	Level 1	Level 2	Level 3	Total
Current Assets
Cash equivalents
Money market funds	$89,561	$—	$—	$89,561
Commercial paper	—	4,991	—	4,991
Total cash equivalents	$89,561	$4,991	$—	$94,552
Marketable securities
U.S. Treasury securities	$162,328	$—	$—	$162,328
Commercial paper	—	11,670	—	11,670
Corporate bonds	—	72,608	—	72,608
U.S. agency bonds	—	36,195	—	36,195
Total marketable securities	$162,328	$120,473	$—	$282,801
Total assets	$251,889	$125,464	$—	$377,353

The following table summarizes the Company's investments in marketable securities on the condensed consolidated balance sheets (in thousands):

	October 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current Assets
U.S. Treasury securities	$132,375	$249	$(132)	$132,492
Corporate bonds	105,520	605	(31)	106,094
U.S. agency bonds	19,901	58	(4)	19,955
Total marketable securities	$257,796	$912	$(167)	$258,541

	January 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current Assets
U.S. Treasury securities	$162,485	$85	$(242)	$162,328
Commercial paper	11,645	25	—	11,670
Corporate bonds	71,930	695	(17)	72,608
U.S. agency bonds	36,067	128	—	36,195
Total marketable securities	$282,127	$933	$(259)	$282,801
The following table presents the contractual maturities of the Company’s marketable securities as of October 31, 2024 (in thousands):

	October 31, 2024
	Amortized Cost	Estimated Fair Value
Due within one year	$136,380	$136,666
Due within one to three years	121,416	121,875
Total	$257,796	$258,541

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company periodically evaluates its investments for expected credit losses. The Company had certain available-for-sale investment securities in a gross unrealized loss position, substantially all of which had been in such position for less than 12 months. The unrealized losses on the available-for-sale securities were primarily due to unfavorable changes in interest rates subsequent to the initial purchase of these securities. The Company expects to recover the full carrying value of its available-for-sale securities in an unrealized loss position as it does not intend or anticipate a need to sell these securities prior to recovering the associated unrealized losses. The Company also expects any credit losses would be immaterial based on the high-grade credit rating for each of such available-for-sale securities. As a result, the Company does not consider any portion of the unrealized losses as of October 31, 2024 or January 31, 2024 to represent credit losses.
In April 2020 and November 2022, the Company entered into credit agreements (the “April 2020 Senior Secured Term Loan” and “November 2022 Senior Secured Credit Facility” as defined in Note 6. Debt) with Silicon Valley Bank (“SVB”). The credit facilities are carried at amortized cost, which approximated their fair values as of October 31, 2024 and January 31, 2024. If the credit facilities were measured at fair value in the financial statements, they would be classified as Level 2 in the fair value hierarchy. The April 2020 Senior Secured Term Loan was repaid in full and terminated in November 2022. On March 27, 2023, First Citizens BancShares, Inc. announced that it entered into an agreement to purchase assets and liabilities of SVB, inclusive of the November 2022 Senior Secured Credit Facility.
Note 5.    Balance Sheet Components
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	October 31, 2024	January 31, 2024
Leasehold improvements	$104,330	$100,795
Capitalized internal-use software	31,804	24,061
Furniture and fixtures	12,241	11,732
Desktop and other computer equipment	2,785	2,122
Construction in progress	257	326
Total gross property and equipment	151,417	139,036
Less: Accumulated depreciation and amortization	(54,790)	(42,493)
Total property and equipment, net	$96,627	$96,543

Depreciation and amortization expense was $4.4 million and $3.5 million for the three months ended October 31, 2024 and 2023, respectively, and $12.7 million and $10.4 million for the nine months ended October 31, 2024 and 2023, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	October 31, 2024	January 31, 2024
Prepaid expenses	$20,615	$25,029
Deferred contract acquisition costs, current	22,373	21,594
Other current assets	5,849	5,302
Total prepaid expenses and other current assets	$48,837	$51,925

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	October 31, 2024	January 31, 2024
Accrued payroll liabilities	$13,891	$19,219
Accrued taxes for fringe benefits	12,337	9,452
Accrued sales and value-added taxes	11,208	10,770
Accrued advertising expenses	4,636	9,276
Accrued consulting expenses	3,910	4,287
Other liabilities	23,325	22,817
Total accrued expenses and other current liabilities	$69,307	$75,821
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
In November 2022, the Company entered into an agreement for a four-year credit facility (as amended on April 13, 2023, June 18, 2024, and November 18, 2024, the “November 2022 Senior Secured Credit Facility”) with SVB, which refinanced the April 2020 Senior Secured Term Loan. The November 2022 Senior Secured Credit Facility provides for senior secured credit facilities in the aggregate principal amount of $150.0 million, including a senior secured term loan facility in an aggregate principal amount of $50.0 million and a revolving loan facility in an aggregate principal amount of up to $100.0 million, including a $30.0 million letter of credit sub-facility, maturing on November 7, 2026. On March 27, 2023, First Citizens BancShares, Inc. announced that it entered into an agreement to purchase assets and liabilities of SVB, inclusive of the November 2022 Senior Secured Credit Facility.
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
Pursuant to the terms of the November 2022 Senior Secured Credit Facility, the Company may issue letters of credit which may reduce the total amount available for borrowing under the revolving credit facility. Additionally, the Company is required to pay an annual commitment fee that accrues at a rate of 0.15% per annum on the unused portion of the borrowing commitments under the revolving credit facility. The Company had an aggregate of $21.6 million of letters of credit outstanding under the revolving credit facility as of October 31, 2024, and the Company’s total available borrowing capacity under the revolving credit facility was $78.4 million as of October 31, 2024.
As of October 31, 2024, $50.0 million was drawn and $45.0 million was outstanding under the November 2022 Senior Secured Credit Facility. As of October 31, 2024, the Company was in compliance with all financial covenants.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
In conjunction with the close of the November 2022 Senior Secured Credit Facility, the Company paid upfront issuance fees of $0.4 million. The upfront fees are amortized over the remaining term of the agreement. As of October 31, 2024, the Company had $0.2 million remaining of upfront issuance fees allocated to the revolving credit facility presented in the Company’s condensed consolidated balance sheet within other assets.
The net carrying amounts of the November 2022 Senior Secured Credit Facility were as follows (in thousands):

	October 31, 2024	January 31, 2024
Principal	$45,000	$46,875
Accrued interest	40	297
Unamortized loan issuance costs	(96)	(132)
Net carrying amount	$44,944	$47,040

Term loan, current	$5,040	$3,422
Term loan, noncurrent	$39,904	$43,618

The net carrying amount of the current portion of the term loan is presented within accrued expenses and other current liabilities in the condensed consolidated balance sheets.
The expected future principal payments for all borrowings as of October 31, 2024 is as follows (in thousands):

Fiscal year ending January 31,	Expected Principal Payments
Remainder of fiscal year 2025	$1,250
2026	5,000
2027	38,750
Total expected future principal payments	$45,000
Note 7.     Commitments and Contingencies
Standby Letters of Credit
As of October 31, 2024, the Company had several letters of credit outstanding related to its operating leases totaling $21.6 million. The letters of credit expire at various dates between 2025 and 2034.
Purchase Commitments
In January 2021, the Company entered into a 60-month contract with Amazon Web Services, Inc. (“AWS”) for hosting-related services. Pursuant to the terms of the contract, the Company is required to spend a minimum of $103.5 million over the term of the agreement. The commitment may be offset by up to $7.3 million in additional credits subject to the Company meeting certain conditions of the agreement, which have been earned as of October 31, 2024. As of October 31, 2024, the Company had purchase commitments remaining of $24.0 million under this contract, which are not reflected on the Company’s condensed consolidated balance sheet as of October 31, 2024.
On November 22, 2024, the Company executed a non-cancellable cloud hosting arrangement with AWS that contains provisions for minimum purchase commitments. Pursuant to the terms of the contract, the Company is required to spend $255.0 million between December 2024 through November 2029 on AWS services. The November 2024 agreement replaces our existing contract with AWS and terminates the remaining $24.0 million in commitments under that contract.
During the nine months ended October 31, 2024, other than certain non-cancelable operating leases described in Note 8. Leases and the commitment for hosting-related services described above, there have been no other material changes outside the ordinary course of business to the Company's contractual obligations and commitments from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2024.

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
Additionally, in the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which it agrees to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. For the nine months ended October 31, 2024 and 2023, no demands have been made upon the Company to provide indemnification under such agreements, and there are no claims that the Company is aware of that could have a material adverse effect on its financial position, results of operations, or cash flows.
Contingencies
From time to time in the normal course of business, the Company may be subject to various claims and other legal matters arising in the ordinary course of business. As of October 31, 2024, the Company believes that none of its current legal proceedings would have a material adverse effect on its financial position, results of operations, or cash flows.
Note 8.     Leases
The Company leases real estate facilities under non-cancelable operating leases with various expiration dates through fiscal 2034. The Company has no lease agreements that are classified as finance leases.
Future minimum lease payments (net of tenant improvement receivables) under non-cancelable operating leases with initial lease terms in excess of one year included in the Company’s total operating lease liabilities as of October 31, 2024 are as follows (in thousands):

Fiscal year ending January 31,	Operating Lease Payments (Net)
Remainder of fiscal year 2025	$10,423
2026	41,731
2027	41,454
2028	39,810
2029 and thereafter	199,626
Total undiscounted operating lease payments	$333,044
Less: imputed interest	(103,961)
Total operating lease liabilities	$229,083
During the nine months ended October 31, 2023, the Company executed a sublease for a portion of its corporate office space in San Francisco, California. The Company evaluated the associated asset group for impairment, which included the ROU assets and underlying property and equipment for the lease. The Company compared the expected future undiscounted cash flows to the carrying value and determined the respective asset group was not recoverable. The Company calculated the fair value based on the present value of the estimated cash flows from the sublease for the remaining lease term and compared the estimated fair value to its carrying value, which resulted in a $5.0 million consolidated impairment charge. The fair value of the operating lease ROU assets and associated property and equipment was estimated as of the sublease execution date using Level 3 inputs based on an income approach by converting future sublease cash inflows and outflows to a single present value. Estimated cash flows were discounted at a rate commensurate with the inherent risks associated with the asset group to arrive at an estimate of fair value. The impairment charge was included in general and administrative expenses in the condensed consolidated statements of operations. The Company recorded no impairment charge during the three and nine months ended October 31, 2024.
The sublease has a lease term of five years and has been classified as an operating lease by the Company. Sublease income was $0.4 million and $1.3 million for the three and nine months ended October 31, 2024,

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
respectively. There was $0.4 million sublease income for the three and nine months ended October 31, 2023. The Company recognizes sublease income as a reduction of lease expense in the Company’s condensed consolidated statements of operations.
As of October 31, 2024, the Company has commitments of $2.4 million for an operating lease that has not yet commenced, and therefore is not included in the ROU asset or operating lease liabilities. The foregoing operating lease will commence in the fourth quarter of fiscal 2026, with a lease term of seven years.
Operating lease amounts in the table above do not include sublease income payments of $7.8 million. As of October 31, 2024, the future total minimum sublease payments to be received were as follows (in thousands):

Fiscal year ending January 31,	Sublease Payments to be Received
Remainder of fiscal year 2025	$474
2026	1,914
2027	1,971
2028	2,031
2029 and thereafter	1,381
Total sublease income to be received	$7,771
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Numerator:
Net loss	$(57,326)	$(61,750)	$(193,237)	$(194,632)
Denominator:
Weighted-average shares used in calculating net loss per share, basic and diluted	229,624	221,776	228,830	219,094
Net loss per share, basic and diluted	$(0.25)	$(0.28)	$(0.84)	$(0.89)

The potential shares of common stock that were excluded from the computation of diluted net loss per share for the period presented because including them would have been anti-dilutive are as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Stock options	8,375	10,242	8,375	10,242
Restricted stock units	22,871	17,970	22,871	17,970
Shares issuable pursuant to the 2020 Employee Stock Purchase Plan	231	161	231	161
Total	31,477	28,373	31,477	28,373

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 10. Stockholders’ Equity
Common Stock
There are two classes of common stock that total 1,500,000,000 authorized shares: 1,000,000,000 authorized shares of Class A common stock and 500,000,000 authorized shares of Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 10 votes per share and is convertible into one share of Class A common stock. Prior to the Direct Listing, which was completed on September 30, 2020, all 73,577,455 outstanding shares of redeemable convertible preferred stock were converted into an equivalent number of shares of Class B common stock. There were 143,158,985 shares of Class A common stock and 85,411,680 shares of Class B common stock issued and outstanding as of October 31, 2024. There were 139,238,565 shares of Class A common stock and 85,489,359 shares of Class B common stock outstanding as of January 31, 2024.
All changes in the number of shares of common stock outstanding for the three and nine months ended October 31, 2024 and 2023, were related to changes in Class A common stock, other than conversions of Class B common stock into an equivalent number of shares of Class A common stock.
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

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock Options
Option activity under the Company’s combined stock plans is set forth below (in thousands, except years and per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balances at January 31, 2024	9,788	$3.09	4.2	$140,292
Options granted	—	—
Options exercised	(1,412)	2.75
Options cancelled	(1)	7.49
Balances at October 31, 2024	8,375	$3.14	3.5	$73,676
Vested and exercisable at October 31, 2024	8,212	$3.16	3.5	$72,099
Vested and expected to vest at October 31, 2024	8,375	$3.14	3.5	$73,676

The total intrinsic value of options exercised during the periods presented was as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Aggregate intrinsic value of options exercised (in thousands)	$7,106	$4,583	$14,902	$30,876
Early Exercise of Employee Options
The 2009 Plan and 2012 Plan allow for the early exercise of stock options. The consideration received for an early exercise of an option is considered to be a deposit of the exercise price, and the related dollar amount is recorded as a liability and reflected in accrued expenses and other current liabilities and other liabilities in the condensed consolidated balance sheets. This liability is reclassified to additional paid-in capital as the awards vest. If a stock option is early exercised, the unvested shares may be repurchased by the Company in case of employment termination at the price paid by the purchaser for such shares. There were no shares that were subject to repurchase at October 31, 2024 and 96 shares subject to repurchase at October 31, 2023.
Restricted Stock Units
The Company’s RSU activity is set forth below (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested RSUs at January 31, 2024	17,190	$23.04	$299,450
RSUs granted	16,040	14.79
RSUs vested	(7,142)	22.20
RSUs cancelled/forfeited	(3,217)	20.06
Unvested RSUs at October 31, 2024	22,871	$17.94	$273,080
RSUs vested, not yet released at October 31, 2024	696	$32.53

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock-Based Compensation Expense
Stock-based compensation expense for stock-based awards to employees and non-employees in the Company’s condensed consolidated statements of operations for the periods below were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Cost of revenues	$354	$413	$1,030	$1,177
Research and development	28,087	29,384	88,872	83,928
Sales and marketing	15,837	15,584	48,334	43,438
General and administrative	7,677	7,485	22,466	22,026
Total stock-based compensation expense	$51,955	$52,866	$160,702	$150,569

The stock-based compensation expense related to awards granted to non-employees for the three and nine months ended October 31, 2024 and 2023 were not material.
Total unrecognized stock-based compensation expense related to unvested awards not yet recognized under all equity compensation plans was as follows:

	October 31, 2024
	Unrecognized Expense (in thousands)	Weighted-Average Expected Recognition Period (in years)
Stock options	$188	3.3
RSUs	376,398	3.0
Total unrecognized stock-based compensation expense	$376,586	3.0
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
The Company recognized stock-based compensation expense related to the ESPP of $3.6 million and $4.5 million during the three months ended October 31, 2024 and 2023, respectively, and $9.4 million and $7.8 million during the nine months ended October 31, 2024 and 2023, respectively. As of October 31, 2024 and January 31, 2024, $2.3 million and $7.2 million, respectively, have been withheld in contributions from employees. As of October 31, 2024, total unrecognized compensation cost related to the ESPP was $14.2 million, which will be amortized over a weighted-average vesting term of 1.2 years.

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
The following table summarizes the stock repurchase activity under the Company’s stock repurchase program (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Number of shares repurchased	4,494	—	5,940	—
Weighted-average price per share	$12.23	$—	$12.57	$—
Aggregate purchase price	$54,969	$—	$74,690	$—

As of October 31, 2024, $75.3 million remained available for future stock repurchases under the stock repurchase program. All shares of Class A common stock subsequently repurchased were retired. Upon retirement, the par value of the common stock repurchased was deducted from common stock and any excess of repurchase price over par value was recorded entirely to accumulated deficit in the condensed consolidated balance sheets.
Note 11.    Interest Income and Other Income (Expense), Net
Interest income and other income (expense), net consist of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Interest income	$4,818	$6,088	$15,603	$15,703
Unrealized losses on foreign currency transactions	(893)	(1,545)	(11)	(1,129)
Other non-operating income (expense)	1,024	(1,064)	477	(1,264)
Total interest income and other income (expense), net	$4,949	$3,479	$16,069	$13,310
Other non-operating expense consists primarily of realized foreign currency gains and losses on transactions in the periods presented.
Note 12.    Income Taxes
The Company's income tax expense was $1.1 million and $0.8 million for the three months ended October 31, 2024 and 2023, respectively, and $3.3 million and $2.9 million for the nine months ended October 31, 2024 and 2023, respectively, primarily due to income taxes in foreign jurisdictions.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 13.    Geographic Information
The following tables set forth revenues and long-lived assets, including operating lease ROU assets, by geographic area for the periods presented below (in thousands):
Revenues

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
United States	$110,320	$101,019	$322,978	$293,234
International	73,562	65,484	212,564	188,135
Total Revenues	$183,882	$166,503	$535,542	$481,369

Revenues by geography are based on the shipping address of the customer.
Long-Lived Assets

	October 31, 2024	January 31, 2024
United States	$259,857	$271,844
International	14,396	6,430
Total long-lived assets	$274,253	$278,274
Note 14.     Restructuring
On November 15, 2022, the Company authorized a plan to reduce its global headcount by approximately 9%. This plan was adopted as part of a restructuring intended to improve operational efficiencies and operating costs and better align the Company’s workforce with current business needs, top strategic priorities, and key growth opportunities.
The Company has completed payments associated with these restructuring charges in the nine months ended October 31, 2023 and did not incur any additional restructuring costs during the three and nine months ended October 31, 2024 and 2023. The following table summarizes the Company’s restructuring liabilities (in thousands):

Restructuring Liability
Beginning balance as of February 1, 2023	$873
Charges (benefit)	(147)
Payments	(707)
Foreign currency translation adjustment	(19)
Ending balance as of October 31, 2023	$—
Note 15.    Related Party Transactions
During the fiscal year ended January 31, 2020, the Company began leasing certain office facilities from a company affiliated with Board members of the Company. Lease expenses under these leases totaled $0.4 million and $0.3 million during the three months ended October 31, 2024 and 2023, respectively, and $1.3 million and $1.2 million during the nine months ended October 31, 2024 and 2023, respectively.
The Company has entered into an advertising agreement with a company affiliated with a Board member of the Company. Advertising expenses under this agreement totaled $0.3 million and $0.5 million during the three months ended October 31, 2024 and 2023, respectively, and $1.3 million and $1.5 million during the nine months ended October 31, 2024 and 2023, respectively.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 16.     Subsequent Events
On November 22, 2024, the Company entered into a five-year contract with Amazon Web Services, Inc. for cloud computing services. The contract contains a minimum spend commitment of $255.0 million over the contract period and replaces the existing contract with Amazon Web Services, Inc. Refer to Note 7. Commitments and Contingencies for further details.
On November 26, 2024, the Company executed a sublease for a portion of its corporate office space in San Francisco, California. Future minimum sublease rental income under the sublease, net of incentives, is approximately $2.0 million. Based on its preliminary assessment, the Company anticipates recording an impairment charge between $6.5 million and $7.0 million related to the right of use asset in the period that the sublease is executed and recorded in the consolidated statement of operations.

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
Overview
Asana is a leading work management software platform with an enterprise focus that helps organizations set and track goals, drive strategic initiatives, and automate work in one place. Customers use Asana to automate complex operational workflows like product launches and employee onboarding, resource planning, tracking company-wide strategic initiatives and more. Our secure and scalable platform with AI-powered features adds structure to unstructured work, creating clarity, accountability, and impact for everyone within an organization—executives, department heads, team leads, and individuals—so everyone understands exactly who is doing what, by when, and why.
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
As of October 31, 2024, we had 23,609 Core customers contributing approximately 75% and 73% of revenues for the three and nine months then ended, respectively. As of October 31, 2023, we had 21,346 Core customers who contributed approximately 74% and 72% of revenues for the three and nine months then ended, respectively.

As of October 31, 2024 and 2023, we had 683 and 580 customers spending over $100,000, on an annualized basis, respectively.
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
As of October 31, 2024 and 2023, our dollar-based net retention rate was 96% and over 100%, respectively.
As of October 31, 2024 and 2023, our dollar-based net retention rate for our Core customers was 98% and over 105%, respectively. Our dollar-based net retention rate for customers spending over $100,000 on an annualized basis for the same periods was 99% and over 120%, respectively.
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

Gross Profit and Gross Margin
Gross profit, or revenues less cost of revenues, and gross margin, or gross profit as a percentage of revenues, has been and will continue to be affected by various factors, including the timing of our acquisition of new customers, renewals of and follow-on sales to existing customers, costs associated with operating our cloud-based platform, and the extent to which we expand our operations and customer support organizations. We expect our gross profit to increase in dollar amount and our gross margin to remain relatively consistent over the long term.
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
	(in thousands)
Revenues	$183,882	$166,503	$535,542	$481,369
Cost of revenues (1)	19,798	16,053	57,589	47,132
Gross profit	164,084	150,450	477,953	434,237
Operating expenses:
Research and development (1)	83,286	81,028	257,228	241,715
Sales and marketing (1)	104,708	98,349	317,689	288,034
General and administrative (1)	36,270	34,494	106,182	106,537
Total operating expenses	224,264	213,871	681,099	636,286
Loss from operations	(60,180)	(63,421)	(203,146)	(202,049)
Interest income and other income (expense), net	4,949	3,479	16,069	13,310
Interest expense	(934)	(1,012)	(2,831)	(2,947)
Loss before provision for income taxes	(56,165)	(60,954)	(189,908)	(191,686)
Provision for income taxes	1,161	796	3,329	2,946
Net loss	$(57,326)	$(61,750)	$(193,237)	$(194,632)
__________________
(1)Amounts include stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
	(in thousands)
Cost of revenues	$354	$413	$1,030	$1,177
Research and development	28,087	29,384	88,872	83,928
Sales and marketing	15,837	15,584	48,334	43,438
General and administrative	7,677	7,485	22,466	22,026
Total stock-based compensation expense	$51,955	$52,866	$160,702	$150,569

The following table sets forth the components of our statements of operations data, for each of the periods presented, as a percentage of revenues.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
	(percent of revenues)
Revenues	100%	100%	100%	100%
Cost of revenues	11	10	11	10
Gross margin	89	90	89	90
Operating expenses:
Research and development	45	49	48	50
Sales and marketing	57	59	59	60
General and administrative	20	21	20	22
Total operating expenses	122	128	127	132
Loss from operations	(33)	(38)	(38)	(42)
Interest income and other income (expense), net	3	2	3	3
Interest expense	*	*	*	*
Loss before provision for income taxes	(31)	(37)	(35)	(40)
Provision for income taxes	*	*	*	*
Net loss	(31)%	(37)%	(36)%	(40)%
_______________
* Less than 1%
Note: Certain figures may not sum due to rounding.
Comparison of Three Months Ended October 31, 2024 to Three Months Ended October 31, 2023
Revenues

	Three Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Revenues	$183,882	$166,503	$17,379	10%

Revenues increased $17.4 million, or 10%, during the three months ended October 31, 2024 compared to the three months ended October 31, 2023. The increase in revenues was primarily due to the addition of new paying customers and a continued shift in our sales mix toward our higher priced subscription plans, such as Advanced, Enterprise and Enterprise+ plans.
Cost of Revenues and Gross Margin

	Three Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Cost of revenues	$19,798	$16,053	$3,745	23%
Gross margin	89%	90%

Cost of revenues increased $3.7 million, or 23%, during the three months ended October 31, 2024 compared to the three months ended October 31, 2023. The increase was primarily due to an increase of $2.3 million in third-party hosting costs as we continued to increase capacity to support customer usage and growth of our customer base, an increase of $0.7 million in infrastructure and application performance monitoring costs, and an increase of $0.7 million in amortization of capitalized software development costs.

Our gross margin decreased during the three months ended October 31, 2024 compared to the three months ended October 31, 2023 primarily due to increased third-party hosting costs and infrastructure and application performance monitoring costs.
Operating Expenses

	Three Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Research and development	$83,286	$81,028	$2,258	3%
Sales and marketing	104,708	98,349	6,359	6%
General and administrative	36,270	34,494	1,776	5%
Total operating expenses	$224,264	$213,871	$10,393	5%
In the three months ended October 31, 2024, we realized a $1.1 million property tax credit related to our corporate headquarters. The property tax credit is included in allocated overhead costs for each of the operating expense categories below.
Research and Development
Research and development expenses increased $2.3 million, or 3%, during the three months ended October 31, 2024 compared to the three months ended October 31, 2023. The increase was primarily due to an increase of $2.6 million in personnel-related costs, an increase of $0.3 million in equipment and related costs, an increase of $0.2 million in allocated overhead costs, and a decrease of $0.2 million in capitalized software development costs, partially offset by a decrease of $0.6 million in engineering and cloud computing costs and a decrease of $0.4 million in professional services.
Sales and Marketing
Sales and marketing expenses increased $6.4 million, or 6%, during the three months ended October 31, 2024 compared to the three months ended October 31, 2023. The increase was primarily due to an increase of $5.5 million in personnel-related costs driven by higher headcount, an increase of $1.0 million in professional services, an increase of $0.8 million in depreciation and allocated overhead costs, an increase of $0.4 million in travel and entertainment costs, and an increase of $0.4 million in equipment and related costs, partially offset by a decrease of $1.9 million in fees to marketing vendors.
General and Administrative
General and administrative expenses increased $1.8 million, or 5%, during the three months ended October 31, 2024 compared to the three months ended October 31, 2023. The increase was primarily due to an increase of $1.2 million in personnel-related costs driven by higher headcount, an increase of $0.5 million in professional services, an increase of $0.2 million in other operating expenses primarily comprised of value-added taxes and local taxes, an increase of $0.1 million in travel and entertainment costs, and an increase of $0.1 million in allocated overhead costs, partially offset by a decrease of $0.5 million in insurance expenses.
Interest Income, Interest Expense, and Other Income (Expense), Net

	Three Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Interest income and other income (expense), net	$4,949	$3,479	$1,470	42%
Interest expense	(934)	(1,012)	78	(8)%

Interest income and other income (expense), net increased by $1.5 million during the three months ended October 31, 2024 compared to the three months ended October 31, 2023, primarily due to an increase of $2.7 million for the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities, partially offset by a decrease of $1.3 million in interest income on marketable securities. Interest expense decreased during the three months ended October 31, 2024 compared to the three months ended October 31, 2023, primarily due to a decrease in interest rates.
Comparison of Nine Months Ended October 31, 2024 to Nine Months Ended October 31, 2023
Revenues

	Nine Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Revenues	$535,542	$481,369	$54,173	11%

Revenues increased $54.2 million, or 11%, during the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023. The increase in revenues was primarily due to the addition of new paying customers, a continued shift in our sales mix toward our higher priced subscription plans, such as Advanced, Enterprise and Enterprise+ plans.
Cost of Revenues and Gross Margin

	Nine Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Cost of revenues	$57,589	$47,132	$10,457	22%
Gross margin	89%	90%

Cost of revenues increased $10.5 million, or 22%, during the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023. The increase was primarily due to an increase of $5.3 million in third-party hosting costs as we continued to increase capacity to support customer usage and growth of our customer base, an increase of $3.5 million in infrastructure and application performance monitoring costs, an increase of $1.8 million in amortization of capitalized software development costs, an increase of $0.8 million in partner delivered services, and an increase of $0.4 million in credit card processing fees, partially offset by a decrease of $0.7 million in allocated overhead costs and a decrease of $0.6 million in personnel-related costs.
Our gross margin decreased during the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023 primarily due to increased third-party hosting costs and infrastructure and application performance monitoring costs.
Operating Expenses

	Nine Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Research and development	$257,228	$241,715	$15,513	6%
Sales and marketing	317,689	288,034	29,655	10%
General and administrative	106,182	106,537	(355)	—%
Total operating expenses	$681,099	$636,286	$44,813	7%

In the nine months ended October 31, 2024, we realized a $4.2 million property tax credit related to our corporate headquarters. The property tax credit is included in allocated overhead costs for each of the operating expense categories below.
Research and Development
Research and development expenses increased $15.5 million, or 6%, during the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023. The increase was primarily due to an increase of $19.1 million in personnel-related costs due to increased headcount and an increase of $0.4 million in travel and entertainment costs, partially offset by a decrease of $1.9 million in allocated overhead costs, a decrease of $0.7 million in professional services, an increase of $0.6 million in capitalized software development costs, a decrease of $0.5 million in engineering and cloud computing costs, and a decrease of $0.3 million in equipment and related costs.
Sales and Marketing
Sales and marketing expenses increased $29.7 million, or 10%, during the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023. The increase was primarily due to an increase of $22.2 million in personnel-related costs driven by higher headcount, an increase of $3.4 million in travel and entertainment costs, an increase of $2.2 million in equipment and related costs, an increase of $1.8 million in fees to marketing vendors, and an increase of $0.6 million in professional services, partially offset by a decrease of $1.4 million in allocated overhead costs.
General and Administrative
General and administrative expenses decreased $0.4 million, or less than 1%, during the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023. The decrease was due to a decrease of $5.0 million in impairment charges related to subleased office space, a decrease of $1.4 million in insurance expenses, a decrease of $1.0 million in provision for credit losses, and a decrease of $0.9 million in allocated overhead costs, partially offset by an increase of $2.5 million in personnel-related costs driven by higher headcount, an increase of $2.5 million in professional services, an increase of $1.7 million in local taxes and other operating expenses, a decrease of $0.6 million in capitalized cloud computing software development costs, an increase of $0.4 million in travel and entertainment costs, an increase of $0.1 million in fees to third-party support, and an increase of $0.1 million in equipment and related costs.
Interest Income, Interest Expense, and Other Income (Expense), Net

	Nine Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Interest income and other income (expense), net	$16,069	$13,310	$2,759	21%
Interest expense	(2,831)	(2,947)	116	(4)%

Interest income and other income (expense), net increased by $2.8 million during the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023, primarily due to an increase of $2.8 million for the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities. Interest expense decreased during the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023, primarily due to a decrease in average loan balance.

Non-GAAP Financial Measures
The following tables present certain non-GAAP financial measures for each period presented below. In addition to our results determined in accordance with GAAP, we believe these non-GAAP financial measures are useful in evaluating our operating performance. See below for a description of the non-GAAP financial measures and their limitations as an analytical tool.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
	(in thousands)
Non-GAAP loss from operations	$(7,631)	$(9,849)	$(39,059)	$(42,488)
Non-GAAP net loss	$(4,777)	$(8,178)	$(29,150)	$(35,071)
Free cash flow	$(18,181)	$(11,465)	$(9,696)	$(13,433)
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
Free Cash Flow
We define free cash flow as net cash from operating activities less cash used for purchases of property and equipment and capitalized internal-use software costs, plus non-recurring expenditures such as restructuring costs. We believe that free cash flow is a useful indicator of liquidity that provides information to management and investors, even if negative, about the amount of cash used in our operations other than that used for investments in property and equipment and capitalized internal-use software costs, adjusted for non-recurring expenditures.
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

The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.
Non-GAAP Loss From Operations

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
	(in thousands)
Loss from operations	$(60,180)	$(63,421)	$(203,146)	$(202,049)
Add:
Stock-based compensation and related employer payroll tax associated with RSUs	52,549	53,572	164,087	154,699
Impairment of long-lived assets	—	—	—	5,009
Restructuring benefit	—	—	—	(147)
Non-GAAP loss from operations	$(7,631)	$(9,849)	$(39,059)	$(42,488)

Non-GAAP Net Loss

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
	(in thousands)
Net loss	$(57,326)	$(61,750)	$(193,237)	$(194,632)
Add:
Stock-based compensation and related employer payroll tax associated with RSUs	52,549	53,572	164,087	154,699
Impairment of long-lived assets	—	—	—	5,009
Restructuring benefit	—	—	—	(147)
Non-GAAP net loss	$(4,777)	$(8,178)	$(29,150)	$(35,071)

Free Cash Flow

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
	(in thousands)
Net cash provided by (used in) investing activities	$41,516	$(140,738)	$20,211	$(270,205)
Net cash provided by (used in) financing activities	$(48,919)	$6,669	$(58,200)	$16,418
Net cash used in operating activities	$(14,890)	$(8,233)	$(930)	$(2,594)
Less:
Purchases of property and equipment	(1,372)	(1,255)	(4,064)	(7,221)
Capitalized internal-use software costs	(1,919)	(1,977)	(4,702)	(4,325)
Add:
Restructuring costs paid	—	—	—	707
Free cash flow	$(18,181)	$(11,465)	$(9,696)	$(13,433)

Liquidity and Capital Resources
Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock and common stock, the issuance of senior mandatory convertible promissory notes in January and June 2020 to a trust affiliated with our CEO, cash generated from the sale of subscriptions to our platform, and financing activities including the private placement transaction with our CEO. We have generated losses from our operations as reflected in our accumulated deficit of $1,762.5 million as of October 31, 2024 and negative cash flows from operating activities for the nine months ended October 31, 2024 and 2023.
As of October 31, 2024, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $455.3 million.
In November 2022, we entered into a four-year credit agreement with SVB, which provided for a senior secured credit facilities in the aggregate principal amount of up to $150.0 million, consisting of a term loan facility in the aggregate principal amount of $50.0 million and a revolving loan facility in an aggregate principal amount of up to $100.0 million, including a $30.0 million letter of credit sub-facility (as amended on April 13, 2023, June 18, 2024, and November 18, 2024, the “November 2022 Senior Secured Credit Facility”). The November 2022 Senior Secured Credit Facility refinanced our prior credit agreement with SVB (the “April 2020 Senior Secured Term Loan”) and terminates on November 7, 2026.
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
As of October 31, 2024, under the November 2022 Senior Secured Credit Facility there was $50.0 million drawn and $45.0 million was outstanding under the term loan, no amounts outstanding under the revolving credit facility and an aggregate $21.6 million in letters of credit issued under the credit sub-facility. Our total available borrowing capacity under the revolving credit facility was $78.4 million as of October 31, 2024.
On March 27, 2023, First Citizens BancShares, Inc. (“First Citizens”) announced that it had entered into an agreement to purchase assets and liabilities of SVB, inclusive of our November 2022 Senior Secured Credit Facility. We continue to have the ability to make additional borrowings under the November 2022 Senior Secured Credit Facility which is now held by SVB as a division of First Citizens.
In June 2024, our board of directors authorized a stock repurchase program of up to $150 million of our outstanding Class A common stock. Repurchases are made on the open market, including via pre-set trading plans, in accordance with applicable securities laws. The program is funded using our working capital and will expire in June 2025. The program does not obligate us to acquire any particular amount of Class A common stock, and the repurchase program may be suspended or discontinued at any time at our discretion. During the three and nine months ended October 31, 2024, we repurchased 4.5 million and 5.9 million shares, respectively, of our outstanding Class A common stock for an aggregate purchase price of $55.0 million and $74.7 million, respectively. All shares of Class A common stock repurchased were retired. As of October 31, 2024, $75.3 million remained available for future repurchases under the stock repurchase program. See Note 10. Stockholders’ Equity to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding stock repurchases.
A substantial source of our cash provided by operating activities is our customer billings for subscription to our platform. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is included on our condensed consolidated balance sheets as a liability and is recorded as revenues over the term of the subscription agreement. As of October 31, 2024, we had $282.1 million of deferred revenue, of which $279.6 million was recorded as a current liability. This deferred revenue will be recognized as revenues when all of the revenue recognition criteria are met.
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
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended October 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(930)	$(2,594)
Net cash provided by (used in) investing activities	20,211	(270,205)
Net cash provided by (used in) financing activities	(58,200)	16,418
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
Net cash used in operating activities of $0.9 million for the nine months ended October 31, 2024 reflects our net loss of $193.2 million, adjusted by non-cash items such as stock-based compensation expense of $160.7 million, amortization of deferred contract acquisition costs of $19.2 million, non-cash lease expense of $13.5 million, depreciation and amortization of $12.7 million, and provision for expected credit losses of $1.0 million, partially offset by net accretion of discount on marketable securities of $4.6 million, and net cash outflows of $10.3 million from changes in our operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities primarily consisted of a $15.9 million increase in prepaid expenses and other current assets related to an increase in deferred contract acquisition costs, a $14.6 million decrease in operating lease liabilities, a $11.4 million decrease in accrued expenses and other liabilities primarily from accrued advertising expenses and accrued payroll liability, and a $4.6 million increase in other assets. These amounts were partially offset by a $20.6 million decrease in accounts receivable, a $10.9 million increase in deferred revenue resulting from increased billings for subscriptions, and a $4.6 million increase in accounts payable.
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
Investing Activities
Net cash provided by investing activities of $20.2 million for the nine months ended October 31, 2024 consisted of $195.6 million in maturities of marketable securities, partially offset by $166.6 million in purchases of marketable securities, $4.7 million in capitalized internal-use software costs, and $4.1 million in purchases of property and equipment.
Net cash used in investing activities of $270.2 million for the nine months ended October 31, 2023 consisted of $284.3 million in purchases of marketable securities, $7.2 million in purchases of property and equipment, and $4.3 million in capitalized internal-use software costs. This was partially offset by $25.6 million in maturities of marketable securities.
Financing Activities
Net cash used in financing activities of $58.2 million for the nine months ended October 31, 2024 consisted of $73.9 million in repurchases of Class A common stock and $1.9 million in repayment of term loan. This was partially offset by $13.7 million in proceeds from employee stock purchase plan and $3.9 million in proceeds from exercise of stock options.
Net cash provided by financing activities of $16.4 million for the nine months ended October 31, 2023 consisted of $15.1 million in proceeds from employee stock purchase plan and $3.9 million in proceeds from exercise of stock options, partially offset by $2.5 million for the repayment of our term loan.
Contractual Obligations and Commitments
During the nine months ended October 31, 2024, there were no material changes in our contractual obligations and other commitments, as disclosed in our Annual Report on Form 10-K filed with the SEC on March 14, 2024.
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

There have been no changes to our critical accounting policies and estimates during the nine months ended October 31, 2024 as compared to those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K filed with the SEC on March 14, 2024.
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
Interest Rate Risk
Our cash, cash equivalents, and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds, U.S. government securities, corporate bonds, agency bonds, and commercial paper. As of October 31, 2024 and January 31, 2024, we had cash and cash equivalents of $196.8 million and $236.7 million, respectively, and marketable securities of $258.5 million and $282.8 million, respectively. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. As of October 31, 2024, a hypothetical increase in interest rates for our investments by 100 basis points would not have a material impact on our condensed consolidated financial statements.
Any borrowings under the revolving credit facility bear interest at a variable rate tied to the adjusted term SOFR, the prime rate, or the federal funds effective rate. As of October 31, 2024, we had $45.0 million outstanding under the credit facility. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations. As of October 31, 2024, a hypothetical increase of 100 basis points in interest rates for our revolving credit facility would not have a material impact on our condensed consolidated financial statements.
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
As exchange rates may fluctuate significantly between periods, our non-U.S. dollar denominated revenue and operating expenses may also experience significant fluctuations between periods as we convert these to U.S. dollars. Volatile market conditions arising from the macro environment have and may in the future result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar has and may in the future negatively affect our revenue expressed in U.S. dollars. In the nine months ended October 31, 2024, 25% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins. We disclose the impact of realized foreign currency gains and losses within Note 11. Interest Income and Other Income (Expense), Net. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the nine months ended October 31, 2024 and 2023.

As the impact of foreign currency exchange rates are not projected to be material to our operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2024. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended October 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred net losses in each fiscal year since our founding. We generated net losses of $193.2 million and $194.6 million for the nine months ended October 31, 2024 and 2023, respectively. As of October 31, 2024, we had an accumulated deficit of $1,762.5 million. We do not expect to be profitable in the near future, and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. These losses reflect, among other things, the significant investments we made to develop and commercialize our platform, serve our existing customers, and broaden our customer base.
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
For the nine months ended October 31, 2024, 40% of our revenues were generated from customers outside the United States. We have operations in multiple cities globally. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. In addition, we will face risks in doing business internationally that could adversely affect our business and results of operations, including:
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

Finally, changes in our platform or future changes in Trade Controls, such as those we have seen issued by the United States and other governments in response to the conflicts between Ukraine and Russia and in the Middle East, could result in our inability to provide our platform to certain customers or result in decreased use of our platform by existing or potential customers with international operations. For example, on June 12, 2024, OFAC issued a determination imposing new restrictions on the export, reexport, sale, or supply of IT support and cloud-based services for enterprise management software and design and manufacturing software to persons located in Russia, which went into effect on September 12, 2024. We continue to evaluate these Trade Controls sanctions and their potential applicability to our products and services; however, we are unable to quantitatively estimate any impacts to our business at this time. Any decreased use of our platform or mobile application or increased limitations on our ability to export or sell our platform and mobile application would adversely affect our business, results of operations, and financial condition.
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
On November 7, 2022, we entered into an agreement with several banks and other financial institutions or entities for which Silicon Valley Bank (“SVB”) acted as issuing lender, administrative agent and collateral agent, under which we may incur loans in an aggregate principal amount not to exceed $150 million, consisting of a term loan facility in an aggregate principal amount equal to $50 million and a revolving loan facility in an aggregate principal amount of up to $100 million, including a $30 million letter of credit sub-facility (collectively and as amended on April 13, 2023, June 18, 2024, and November 18, 2024, the “November 2022 Senior Secured Credit Facility”). On March 27, 2023, First Citizens BancShares, Inc. (“First Citizens”) announced that it had entered into an agreement to purchase assets and liabilities of SVB inclusive of our November 2022 Senior Secured Credit Facility. We continue to have the ability to make additional borrowings under the November 2022 Senior Secured Credit Facility which is now held by SVB as a division of First Citizens.
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
Dustin Moskovitz, our co-founder, President, Chief Executive Officer, Chair, and largest stockholder, beneficially owns a significant percentage of our outstanding Class A common stock and Class B common stock, together, representing a majority of the voting power of our capital stock as of October 31, 2024. Mr. Moskovitz could exert substantial influence over matters requiring approval by our stockholders. This concentration of ownership may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
In June 2024, our board of directors authorized a stock repurchase program of up to $150 million of our outstanding Class A common stock. As of October 31, 2024, $75.3 million remained available for future repurchases under the stock repurchase program. The stock repurchase program may be suspended or discontinued at any time and will expire in June 2025.
The following table presents our stock repurchase activity under our authorized stock repurchase program for the three months ended October 31, 2024 (in thousands, except for per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans of Programs
August 1 - August 31	1,508	$13.15	1,508	$110,454
September 1 - September 30	1,358	$11.74	1,358	$94,514
October 1 - October 31	1,628	$11.80	1,628	$75,311
Total	4,494		4,494

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On September 5, 2024, Dustin Moskovitz, our President, Chief Executive Officer, and Chair of our board of directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the purchase of up to 13,500,000 shares of the Company’s Class A common stock. The trading plan terminates on September 30, 2025, or upon the earlier completion of all authorized transactions under the plan.
On September 18, 2024, Justin Rosenstein, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 2,000,000 shares of the Company’s Class A common stock. The trading plan terminates on December 31, 2025, or upon the earlier completion of all authorized transactions under the plan.
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
10.1*
Third Amendment to Credit Agreement, dated November 18, 2024, by and among the Registrant and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as the issuing lender, the swingline lender, administrative agent and collateral agent.

10.2#	Offer Letter between Sonalee Elizabeth Parekh and the Registrant, dated August 27, 2024.	8-K	001-39495	10.1	September 3, 2024
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2024, has been formatted in Inline XBRL
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

ASANA, INC.

Date: December 5, 2024	By:	/s/ Dustin Moskovitz
Dustin Moskovitz
President, Chief Executive Officer, and Chair
(Principal Executive Officer)

Date: December 5, 2024	By:	/s/ Sonalee Parekh
Sonalee Parekh
Chief Financial Officer
(Principal Financial Officer)