Form 10-K
period 2025-01-31
Asana, Inc.
filed 2025-03-18
CIK 1477720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 31, 2025
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s shares of Class A common stock held by non-affiliates of the registrant as of July 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.2 billion, based on the closing price reported for such date on the New York Stock Exchange. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.

As of March 12, 2025, the number of shares of the registrant’s Class A common stock outstanding was 147,663,349 and the number of shares of the registrant’s Class B common stock outstanding was 85,411,680.
Documents incorporated by reference:
Portions of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended January 31, 2025.

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
SUMMARY OF RISKS AFFECTING OUR BUSINESS
Investing in our Class A common stock involves numerous risks, including the risks described in Part I—Item 1A. Risk Factors of this Annual Report on Form 10-K. Below are some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects.
•Our prior growth rates may not be indicative of our future growth.
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
•Our quarterly and annual results may fluctuate significantly and may not meet our expectations or those of investors or securities analysts.
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
•We operate in a highly competitive industry, and competition presents an ongoing threat to the success of our business. Our ability to compete and ensure our success requires developments in our technology, including the successful deployment of AI in our products.
•Failure to effectively develop and leverage our sales capabilities would harm our ability to expand usage of our platform within our customer base and achieve broader market acceptance of our platform.
•We must continue to attract and retain highly qualified personnel in very competitive markets to continue to execute on our business strategy and growth plans.
•If our information technology systems, or those of third parties with whom we work, or our data are compromised or operate in an unintended way, we could experience adverse consequences, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.

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
•The loss of one or more of our key personnel could harm our business.
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

PART I
Item 1. Business
Overview
Asana is an enterprise work management software platform that unifies cross-functional teams so businesses can effectively set and track goals, drive strategic initiatives, and manage work effectively. Over 169,000 paying customers across 200 countries and territories use Asana to connect their work to company goals and orchestrate mission-critical workflows like product launches, employee onboarding, resource planning, tracking company-wide strategic initiatives and more. Our secure and scalable platform with AI-powered features adds structure to unstructured work, creating clarity, accountability, and impact for everyone within an organization—executives, department heads, team leads, and individuals. In Asana, everyone understands who is doing what, by when, how and why.
Why Asana was Founded
Asana was created because our co-founders experienced firsthand the work coordination challenges faced by large and growing companies. Instead of spending time on high impact work that generated results, employees get stuck in status meetings and struggle to coordinate work via emails, documents and communication apps. In short, organizations are drowning in tools and crave clarity around how work connects to business goals.
Our co-founders created Asana to address this work transparency and coordination problem. They developed a solution that brings cross-functional teams together effectively and creates a system of record across all work and all levels of an organization. From the goals at the top of an organization to the strategic portfolios in place to achieve those goals, down to the cross-functional projects and individual tasks that support those strategies – Asana captures and maps it all. This clarity and transparency helps individuals, teams, departments, and leaders work smarter to drive better outcomes, faster.
The Asana Work Graph®
Underpinning our platform is the Asana Work Graph®, our proprietary data model. The Asana Work Graph provides a structured map of how all work gets done inside an organization. It is built for scale and captures the relationship between the work that teams undertake, the information about that work, the people doing the work, and the outcomes of that work. In contrast, others approach the problem of work management with a container model, relating tables of data which force units of work into a singular construct, leading to duplicated work. The Work Graph serves as the single source of truth for every department with the right security, permissions, control, and enterprise requirements needed to handle work for the largest companies, regardless of industry.
Asana AI
Asana AI differentiates itself through its foundation on the Work Graph data model. This unique data architecture enables the AI to maintain comprehensive context about how work actually flows through an organization, ensuring its recommendations and actions are grounded in accurate, up-to-date information about team workflows and organizational practices. Leveraging this structured work data, Asana AI allows humans and AI to collaborate together to automate manual work, get insights on what to prioritize, and adapt workflows to an organization's evolving needs.
Asana takes a human-centered, ethical approach to AI. We have built our AI via strategic partnerships with leading foundational model providers, ensuring enterprise-grade security and reliability. Our AI Principles that define how we build and deploy AI are on our website.
Our Business Model
Asana is a multi-product company and our go-to-market strategy has evolved to emphasize our direct sales approach and further investments in our channel partner program, all while maintaining our successful product-led growth motion. This allows us to better serve enterprise buyers and reach teams of all sizes.

Many customers initially adopt our platform through product-led channels such as our website and free trials, often quickly expanding through customer support and professional services via the promotion of new use cases. As customers experience the productivity benefits of Asana, our platform becomes critical to managing work and achieving business objectives, which drives further adoption and expansion. This pattern of increasing platform value is evidenced by our dollar-based net retention rate, which generally increases with greater organizational spend.
To further strengthen our enterprise motion, we established a partner program which includes a robust ecosystem of value-added resellers, managed service providers, and technology partners across more than 50 countries. These partners have unique expertise, services and products that complement Asana’s portfolio. Our sales program supports partner success via comprehensive education and certification resources and a global partner directory where customers can connect with Asana partners directly for project support or managed services.
The effectiveness of our hybrid go-to-market approach is demonstrated by our strong customer metrics. As of January 31, 2025, our dollar-based net retention rate for Core customers (those spending $5,000 or more annually) was 97%, representing 24,062 customers. For our largest customers, spending $100,000 or more annually, our dollar-based net retention rate was 96%, comprising 726 customers.
Our Market
Challenges we Solve
Work continues to get harder to manage as organizations try to move faster to accomplish ambitious goals and respond to changing global conditions and market demands. According to Asana’s 2024 State of Work Innovation report, 53% of an average knowledge worker’s week is spent on busywork, rather than strategic, high value projects. This is because teams are trying to manage critical projects across departments and geographies via a combination of spreadsheets, documents, emails, calls, and meetings. These mechanisms aren’t designed for coordinating work at scale so employees become overwhelmed trying to determine priorities, understand project status, who’s doing what, and how work is impacting objectives and goals.
This critical business problem is uniquely solved by a purpose-built work management solution. It eliminates chaos and complexity by offering one source of truth for all work, and serves as the work coordination layer between teams and tools.
Target Customers & Use Cases
Asana serves the needs of all workers and organizations. From individual contributors to the executive leadership team, across departments and roles in a wide range of businesses. With Asana:
•Individuals can manage their work, from tasks to cross-functional projects and workflows, and see how it ladders up to strategic initiatives and organization-wide goals. Individuals can collaborate with teammates and gain visibility into each team member’s responsibilities and progress, maximizing effectiveness and reducing distractions from high impact work.
•Team leads and directors can manage work across a portfolio of projects or workflows, see progress against goals, identify bottlenecks, resource constraints, and milestones without having to ask for updates and distract workers. They can also adjust plans and reallocate resources in real time to drive outcomes faster.
•Executives can communicate company-wide goals, monitor status, and oversee work across projects and portfolios to gain real-time insights into how all work in the organization is tracking against strategic objectives.
We support cross-functional use cases across the entire organization, enabling every team to customize the platform for their specific needs and ways of working. Some of our most common use cases include:

•Project and Process Management: Teams use Asana to plan, execute, and track both complex projects and recurring processes. From marketing campaigns and product launches to IT service requests and employee onboarding, Asana provides the structure and visibility needed to drive this work forward.
•Goals and Business Reporting: Organizations align their teams around shared objectives using our Goals feature, while gaining real-time insights into progress through customizable dashboards and reporting capabilities. This enables leaders to track key metrics, identify bottlenecks, and make data-driven decisions.
•Resource Management: Teams optimize workforce allocation through our resource management tools, which provide visibility into team capacity, workload distribution, and project timelines. This helps prevent burnout while ensuring critical initiatives are properly staffed.
•Strategic Planning and Portfolio Management: Leaders leverage Asana to prioritize initiatives, allocate resources across portfolios, and ensure strategic alignment from executive vision to day-to-day execution.
Our Solution
Asana brings users together on a single unified platform that provides clarity at every level of an organization for individuals, team leads, and executives. It enables organizations to align work to goals, coordinate cross-functional work, gain visibility into progress, automate workflows across departments, and scale work securely.
We offer two, complementary products within the Asana platform to meet the needs of diverse organizations. Our core work management product is available in a tiered, seat-based model – Personal, Starter, Advanced, Enterprise, and Enterprise+ – each providing increasing levels of functionality and control to support growing organizational complexity. In 2024, we launched Asana AI Studio, our dedicated AI product that augments the core platform with AI capabilities. This no-code builder operates on a consumption-based model and lets teams design custom AI agents and deploy them directly within their workflows, underscoring our vision to continually foster effective partnership between our users and AI.
The Asana platform maintains a robust API that enables developers to build apps on Asana and integrate efficiently with hundreds of third-party applications like Microsoft Teams, Slack, Jira, Salesforce, Google Workspace, Adobe Creative Cloud and many more. Integrations connect Asana with applications so that teams are able to coordinate work, no matter where it occurs. Apps built on Asana can use app components, which enables developers to display their own customized widgets, forms, and rules within Asana’s user interface, empowering teams to work more.
Powered by the Asana Work Graph, our platform captures the relationship between the work, (e.g., tasks, goals, ideas, agenda items), the information about that work, (e.g., custom fields, messages, files, dependencies, status), and the people doing the work (e.g., assignees, roles, teams, divisions). Asana provides interactive dynamic views—list, calendar, board, timeline, goals, portfolio, reports and more—so that teams can work together on the same underlying data in whatever way makes most sense to them.

Approach to AI
Our approach to AI centers on the concept that AI is no longer just a tool—it’s a teammate. Powered by our Work Graph, Asana AI comes alongside employees in the flow of their work, driving projects and strategic initiatives forward in three key ways:
•Advise teams where to focus by surfacing insights around potential risks to achieving goals.
•Action work and workflows at scale by taking on tasks, triaging requests, and assigning work.
•Adapt to how teams work by identifying where workflows are broken or could be improved based on organizational best practices and sharing relevant resources to inform work.
Customer Value
The core tenet of our platform is to create clarity and accountability up, down, and across the organization, to maximize every employee’s impact, and help organizations scale these efficiently with security and control.
•Drive greater clarity and accountability
Asana drives clarity and accountability by connecting work to company goals. It’s a single source of truth for how work gets done inside organizations, which means everyone stays focused on priorities. They can see progress in real time and make rapid, strategic decisions to ensure goals are achieved quickly and effectively.
•Maximize impact with AI
Asana AI increases the velocity of productive work by coming alongside knowledge workers to automate manual tasks, provide insights on where to prioritize and adapt workflows to best support the organization's evolving needs. From intake and planning stages through to execution and reporting, AI is embedded in the most critical workflows where teams already work.
•Scale with confidence
The Asana Work Graph enables true enterprise scalability, supporting deployments of over 200,000 users while maintaining robust security, governance, and control. Organizations and their leaders—from end users to

IT professionals and chief information officers—choose Asana for its category-leading net promoter score and cross-functional capabilities.
Customer Value Delivery
Our platform delivers differentiated value across each of our primary use cases through our core and AI functionality:
Project and Process Management: Our platform forms the foundation for teams to create time-bound project plans or customized, repeatable processes while maintaining organizational consistency through templates and rules. Teams benefit from Gantt-chart functionality with automated dependency management, while forms streamline work intake with intelligent routing. Asana AI enhances these capabilities by drafting detailed project plans, suggesting task metadata to support ongoing tracking, and proactively identifying potential risks or bottlenecks. Asana AI can also help teams streamline their workflows by analyzing patterns and suggesting process improvements based on organizational best practices.
Goals and Business Reporting: Asana provides unprecedented visibility into organizational progress through our native goals feature, which automatically tracks progress as underlying work is completed. Teams can create custom reports to track key metrics across any set of portfolios, projects or processes. Asana AI enriches this reporting by providing predictive insights about goal attainment, surfacing potential risks, and suggesting corrective actions. Asana AI can also generate executive summaries and status updates, saving teams time while ensuring stakeholders stay informed.
Resource Management: Our workload view offers a comprehensive solution for managing team capacity and task distribution, complemented by capacity planning tools that optimize staffing across projects. Advanced permission controls ensure sensitive resource data remains secure, while time tracking integration capabilities provide granular insights into effort allocation. Asana AI augments these capabilities by analyzing historical data to predict resource needs, suggesting optimal task assignments based on team members' capacity and prior experiences, and identifying potential resource conflicts before they impact project timelines.
Strategic Planning and Portfolio Management: Asana unifies strategic planning by aggregating projects, goals, and resources in a single view. Custom workflows facilitate project intake and prioritization, while cross-portfolio reporting provides comprehensive insights into organizational initiatives. Asana AI serves as a strategic partner by analyzing portfolio performance, suggesting resource optimization strategies, and identifying opportunities for better cross-team collaboration. Asana AI can also help leaders evaluate trade-offs between different initiatives by analyzing historical data in the platform.
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
Extensible, Efficient Technology Platform
Our cloud-native platform includes proprietary software services built on top of infrastructure provided by our preferred cloud provider, Amazon Web Services. We shard customer data in our distributed datastore (located in several data centers around the world) to achieve high scale, availability, performance, as well as redundancy to protect against data loss. Our platform services keep track of connected devices and data requests, automatically sending updates to devices as data is refreshed. This allows our client software to surface real-time information efficiently and provides a fast, responsive experience to our customers.
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
Our commitment to meeting the rigorous security and compliance needs of regulated industries, including government customers, can be seen in our announced pursuit of FedRAMP authorization in the United States. This strategic initiative seeks to better enable healthcare providers, financial institutions, and governmental bodies to use Asana's work management platform while maintaining compliance with their strict security and privacy standards.
Data Protection and Privacy for Our Customers
We are committed to protecting the privacy rights of our customers. We have established a comprehensive privacy and data protection compliance program, aligning our practices with regulations such as the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”) and the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”). Asana also aligns its privacy program for the systems that process the data our customers store in Asana to privacy certifications such as ISO/IEC 27701:2019 and ISO 27018:2019. We deliver periodic training to our employees on privacy practices, review and map the data we collect, use, and share, and have created a global customer rights program to reply to customer requests pertaining to data privacy. Additionally, Enterprise customers can purchase a version of Asana that can be used to comply with their obligations under the U.S. Health Insurance Portability and Accountability Act (“HIPAA”). We strive to be transparent about our privacy and data protection practices. Law and regulatory guidance continues to evolve when it comes to privacy and data protection. As data protection authorities and regulators interpret and issue guidance on the EU GDPR, along with other new and existing privacy, data protection, and security laws around the world, we will continue to follow developments and enhance our privacy program as needed.
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
We define a paying customer as a customer on a paid subscription plan. As of January 31, 2025, we had over 169,000 paying customers globally. Of those paying customers, 24,062 were Core customers, and 726 of those paying customers spent $100,000 or more with us on an annualized basis.
Our current customer base spans numerous industry categories, including technology, retail, education, non-profit, government, healthcare, hospitality, media, manufacturing, professional services, and financial services, and includes many category leaders across these diverse industries.
Sales and Marketing
We employ a hybrid go-to-market approach, combining a product-led model, direct sales and channel partners. We are focused on landing teams worldwide and expanding across use cases, both within and between organizations, to ensure the success of our customers. This in turn creates positive word-of-mouth marketing, driving adoption, expansion and ultimately, our business results.
Product-led Model
To demonstrate the value of our platform to potential paying customers, we provide free trials of our paid Asana Advanced tier offering, in addition to our free Personal tier offering, for teams of up to 10 people. As individuals, teams, and their guests realize the productivity benefits we provide, Asana becomes an integral part of their day-to-day work and critical to helping them achieve their objectives.
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
Channel Partners
We have built a robust ecosystem of value-added resellers, managed service providers, and technology partners across more than 50 countries. These partners have unique expertise, services and products that complement Asana’s portfolio. Sales supports partner success via comprehensive education and certification resources and a global partner directory where customers can connect with Asana partners directly for projects or managed services.
Marketing
We market our platform through owned properties, such as our website, first-party events like the Work Innovation Summit global series, third-party events, social media channels, media coverage, paid acquisition, and word of mouth to promote discovery and adoption. Every month millions of people visit asana.com, and hundreds of thousands of people register to try our platform and products. Our customers also have the ability to invite external parties to collaborate on specific Asana projects, which supports viral adoption of our platform.
We offer on-demand education available in-product and online, and via live learning courses as well as robust customer support available in six languages. We also offer our customers the option to partner with a list of managed service providers, consulting firms, and system integrators to help customize their account, onboard teams and run onsite training.

We engage in thought leadership through The Work Innovation Lab – a research and thought leadership platform by Asana that develops human-centered insight and original research to help businesses evolve today to meet the growing needs and challenges of the future of work.
Our global Asana community connects over 800,000 users to Asana and each other online and offline, and creates champions to help spread the word about Asana. Through the community, Asana users can become Ambassadors to deepen their Asana knowledge and inspire their teams, connect with peers in the online Forum, and attend in-person and online Asana on Tour community events to improve their Asana expertise.
Our Culture
Our company culture is a core driver of our business success and enables us to work towards achieving our mission.
Each of our values is purposefully aligned with what will guide us to achieve our mission: To help humanity thrive by enabling the world's teams to work together effortlessly.

Mission	Clarity	Reject False Tradeoffs	Co-Creation	Mindfulness

Give and Take Responsibility	Be Real (with yourself and others)	Do Great Things, Fast	Heartitude
We strive to uphold a culture where all employees feel connected to one another and our mission. We do this by distributing responsibility so that every employee has one or more areas of responsibility and using Asana to keep everyone aligned on the high-level purpose of their work and the expected results.
We also treat our culture like a product, meaning we continuously gather feedback from our employees so we can fine-tune and iterate on our programs, processes, and goals.
Finally, we are Asana power users. Our Asana on Asana approach provides our employees with clarity into how their work directly contributes to our business goals and mission, supports our customers, and enables them to do their most impactful work.
Research and Development
Key to our success is the time, attention, and investment we place on continued innovation in our platform. We continue to invest in expanding our product offerings and enhancing the features and functionality of our platform, particularly in the areas of AI, integrations, automation, functional workflows, security, and organization-wide use cases. We leverage the breadth of our customer base, and the diverse ways in which they use our platform, to recognize their needs quickly and guide future product development and innovation. Further, we ourselves are users—all of our employees are committed to using Asana internally, every day—ensuring our entire organization is in touch with the platform’s capabilities and can rapidly identify improvements and test emerging features. Our research and development team is responsible for the design, development, testing, and delivery of solutions for our platform.
Our Competition
The market for work management platforms is increasingly competitive, fragmented, and subject to rapidly changing technology, shifting user and customer needs, new market entrants, and frequent introductions of new products and services. We compete with companies that range in size, from large and diversified with significant spending resources to smaller companies. Our competition addresses the work management, project portfolio management, goal management, and workflow management categories, including, but not limited to, solutions around collaboration, communication, and coordination.
Our competitors fall into the following groups: companies specifically offering work management solutions; companies offering productivity suites; and companies specializing in vertical, department-specific solutions.
We believe we compete favorably based on the following competitive factors:
•The Asana Work Graph®, our unique and differentiated data model;
•ease of use, performance, price, and reliability of solutions, including AI-powered features;
•critical structure, security, and observability that makes AI governable at scale;
•adaptability to a broad range of use cases;
•features and functionality of platform capabilities;
•customer service and support efforts;
•scalability and security;
•our Work Innovation lab, a research and thought leadership platform, generates proprietary insights and research that executives and organizations utilize in strategic decision-making;
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
As of January 31, 2025, we had been granted 101 U.S. patents, had 75 U.S. patent applications pending, and eight notices of allowance. Our issued patents expire between January 2030 and September 2043. We have not applied for patents in foreign jurisdictions. We continually review our development efforts to assess the existence and patentability of new intellectual property. We pursue the registration of our domain names, trademarks, and service marks in the United States and in certain locations outside the United States.
Human Capital Management
We aim to be the change we want to see in the workplace. This strategy makes us a better company and contributes to the type of culture we want to work in: one of high impact and deep belonging.
We firmly believe that a strong and positive culture is the foundation for driving exceptional business results. As of January 31, 2025, our Glassdoor overall score sat at 4.0 out of 5.0, including an 81% approval rating of our CEO. During 2024, we were recognized with the following awards that highlight our unwavering dedication to co-creating an environment where our employees thrive and, ultimately, drive the growth and success of our customers.
•Fortune and Great Place to Work’s Best Workplace in the Bay Area, for the eighth year in a row;
•Fortune and Great Place to Work’s Best Workplace in Technology for the seventh year in a row; and
•Inc.’s Best Workplaces for the seventh year in a row.
In our most recent global employee engagement survey, 75% of our employees indicated they would recommend Asana as a great place to work and 76% reported feeling an overall sense of belonging.
Asana employed 1,819 people as of January 31, 2025, of which approximately 73% were located in the United States and approximately 27% were located internationally.
Compensation and Benefits
We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We provide our employees with competitive cash compensation, opportunities for equity ownership at all levels of the organization, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives, including health care, retirement savings vehicles, and paid time off. Our compensation programs are designed to align employee interests with the long-term success of the company and to foster cross-business collaboration. In conjunction with our annual compensation review program, we run a regression-based analysis of our pay equity globally with the assistance of a third-party firm to ensure that we are promoting and retaining the best talent. As part of our promotion and retention efforts, we also invest in ongoing leadership development through programs such as our Conscious Leadership training program, and encourage managers to utilize development offerings in our learning and development platform. In addition, we regularly conduct employee surveys to gauge employee engagement and identify areas of focus.
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
We announce material information to the public using SEC filings, press releases, public conference calls, and on the investor relations page of our website at https://investors.asana.com. We use these channels, as well as social media, our LinkedIn page (www.linkedin.com/company/asana), our Instagram account (@asana), our Facebook page (www.facebook.com/asana/), and Threads profiles (@asana and @moskov), to communicate with investors and the public about our company, our products and services and other matters. Therefore, we encourage investors, the media and others interested in our company to review the information we make public in these locations, as such information could be deemed to be material information. Information on or that can be accessed through our websites or these social media channels is not part of this Annual Report on Form 10-K, and the inclusion of our website addresses and social media channels are inactive textual references only.
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
We have experienced significant growth in prior periods and we may not be able to achieve similar revenue growth rates in the future. Further, as we continue to operate in a new and rapidly changing category of work management software, widespread acceptance and use of our platform is critical to our future growth and success. We believe our revenue growth depends on a number of factors, including, but not limited to, our ability to:
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
•strategically expand our direct sales force and channel partner program and leverage our existing sales capacity;
•expand the features and capabilities of our platform, including the successful deployment of AI features in our products;
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
We have experienced significant growth in prior periods and, as a result, have a relatively short history operating our business at its current scale. Furthermore, we operate in an industry that is characterized by rapid technological innovation, intense competition, changing customer needs, and frequent introductions of new products, technologies, and services. In particular, advancements in technology such as AI and machine learning are changing the way people work by automating tasks, enhancing communication, and improving decision-making processes, and businesses that are slow to adopt these new technologies may face a competitive disadvantage. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in evolving industries. In addition, our future growth rate is subject to a number of uncertainties, such as general macroeconomic and market conditions, including fluctuating interest rates, inflation, actual or anticipated bank failures, instability in financial markets, tariffs and changes in trade agreements, and economic downturns or recessions in the regions in which we do business. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in the market, or if we do not address these risks successfully, our results of operations could differ materially from our expectations, and our business, results of operations, and financial condition would suffer.
We have a history of losses, and we may not be able to achieve profitability or, if achieved, sustain profitability.
We have incurred net losses in each fiscal year since our founding. We generated net losses of $255.5 million and $257.0 million for the fiscal years ended January 31, 2025 and January 31, 2024, respectively. As of January 31, 2025, we had an accumulated deficit of $1,828.5 million. We do not expect to be profitable in the near future, and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. These losses reflect, among other things, the significant investments we made to develop and commercialize our platform, serve our existing customers, and broaden our customer base.
We expect to continue to make future investments and expenditures related to the growth of our business, including:
•strategic investment in our sales and marketing activities;
•continued investments in research and development to introduce new features and enhancements to our platform, including integration of AI in our products;
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
•fluctuating global interest rates, which may affect our customers’ spending patterns and our return on investments;
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
•health epidemics, such as influenza, and other highly communicable diseases or viruses; and
•general economic conditions in either domestic or international markets, including geopolitical uncertainty and instability, tariffs and changes in trade agreements, and their effects on software spending.
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
We have historically experienced significant growth and increasing demand for our platform. The growth and expansion of our business and platform may place a significant strain on our management, operational, and financial resources. We are required to manage multiple relationships with various strategic partners, customers, and other third parties. In the event of further growth of our operations or in the number of our third-party relationships, our systems, procedures, or internal controls may not be adequate to support our operations, and our management may not be able to manage such growth effectively. To effectively manage our growth, we must continue to implement and improve our operational, financial, and management information systems and expand, train, and manage our employee base.
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
Moreover, our business is subscription based, and customers are not obligated to and may not renew their subscriptions after their existing subscriptions expire, and we cannot ensure that customers will renew subscriptions with a similar contract period, with the same or greater number of users, or for the same level of subscription plan or upgrade their subscription plan. Customers may or may not renew their subscription plans as a result of a number of factors, including their satisfaction or dissatisfaction with our platform, our pricing or pricing structure, the pricing or capabilities of the products and services offered by our competitors, the effects of general economic conditions including a downturn or recession, inflation and fluctuating interest rates, or customers’ budgetary constraints. If customers do not renew their subscriptions, renew on less favorable terms, or fail to add more individuals, teams, and organizations, or if we fail to upgrade individuals, teams, and organizations from our free or trial plans to our paid subscription plans, or expand the adoption of our platform within organizations, our revenues may decline or grow less quickly than anticipated, which would harm our business, results of operations, and financial condition. The current macroeconomic environment, including fluctuating interest rates, instability in financial markets, bank failures, and headwinds for technology customers, may impact the adoption of our platform generally and our success in engaging with new customers and expanding relationships with existing customers may be impacted by these conditions. If our customers are materially negatively impacted by these factors, such as being unable to access their existing cash to fulfill their payment obligation to us due to future bank failures, our business could be negatively impacted. As a result of these macroeconomic conditions, and any corresponding actions customers may take to manage costs, we have experienced and may continue to experience longer sales cycles, and we may continue to experience a reduction in renewal rates, as well as reduced customer spend and delayed payments that could materially impact our business, results of operations, and financial condition in future periods. While we believe our revenues are relatively predictable in the near-term as a result of our subscription-based business model, the effect of macroeconomic uncertainties may not be fully reflected in our operating results and overall financial performance until future periods. If we fail to predict customer demands, fail to sufficiently account for the impact of macroeconomic conditions on our sales projections, or fail to attract new customers and maintain and expand new and existing customer relationships, our revenues may grow more slowly than expected, may not grow at all, or may decline, and our business may be harmed.
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
We derive substantially all of our revenues from a single software solution and products available as add-ons to that solution.
Our flagship product, the Asana work management platform, currently accounts for substantially all of our revenue through seat-based licenses. Additionally, the revenue derived from our add-on product, AI Studio, and products or services we may launch in the future, may be dependent on licenses to our core work management platform. As such, the continued growth in market demand for and market acceptance, including international market acceptance, of our platform is critical to our continued success. Demand for our platform is affected by a number of factors, some of which are beyond our control, such as the rate of market adoption of work management solutions; the timing of development and release of competing new products; the development and acceptance of new features, integrations, and capabilities for our platform, including features, integrations, or capabilities that utilize AI; price, product, and service changes by us or our competitors; technological changes and developments within the markets we serve; growth, contraction, and rapid evolution of our market; and general economic conditions and trends including a downturn or recession, inflation, and fluctuating interest rates. If we are unable to continue to meet the demands of individuals, teams, and organizations or trends in preferences for work management solutions or to achieve more widespread market acceptance of our platform, our business, results of operations, and financial condition would be harmed. Changes in preferences of our current or potential customers may have a disproportionately greater impact on us than if we offered multiple products. In addition, some current and potential customers, particularly larger organizations, may develop or acquire their own tools or continue to rely on traditional tools and software for their work management solutions, which would reduce or eliminate their demand for our platform. If demand for our platform declines for any of these or other reasons, our business, results of operations, and financial condition would be adversely affected.
If the market for work management solutions develops more slowly than we expect or declines, our business would be adversely affected.
It is uncertain whether work management solutions will achieve and sustain high levels of customer demand and market acceptance given the relatively early stage of development of this market. Our success will depend to a substantial extent on the widespread adoption of work management solutions generally. Individuals and organizations may be reluctant or unwilling to migrate to work management solutions from spreadsheets, email, messaging, and legacy project management tools. It is difficult to predict adoption rates and demand for our platform, the future growth rate and size of the market for work management solutions, or the entry of competitive offerings. The expansion of the work management solutions market depends on a number of factors, including the cost, performance, and perceived value associated with work management solutions. If work management solutions do not achieve widespread adoption, or there is a reduction in demand for work management solutions caused by a lack of customer acceptance, technological challenges, or if work management solutions are disrupted by developments in AI and we are unable to successfully integrate AI in our products, weakening economic conditions, privacy, data protection, or security concerns, competing technologies and products, decreases in corporate spending, or otherwise, it could result in decreased revenues, and our business, results of operations, and financial condition would be adversely affected.
We operate in a highly competitive industry, and competition presents an ongoing threat to the success of our business. Our ability to compete and ensure our success requires developments in our technology, including the successful deployment of artificial intelligence in our products.
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
•rapid developments in our technology, including the successful deployment of AI in our products;
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
If our information technology systems, or those of third parties with whom we work, or our data are compromised or operate in an unintended way, we could experience adverse consequences, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.
Operating our business and platform involves the collection, processing, storage, and transmission of sensitive, regulated, proprietary and confidential information, including our personal information and business information and those of our customers. As a result, we and the third parties with whom we work face a variety of evolving threats, including but not limited to ransomware attacks, which could cause security incidents. Security incidents can and do compromise the confidentiality, integrity, and availability of this information or our systems. Such incidents include, but are not limited to, cyber-attacks, software bugs and vulnerabilities, malicious internet-based activity, online and offline fraud, server malfunctions, software or hardware failures, malicious code, malware (including as a result of advanced persistent threat intrusion), viruses, social engineering (including through deep fakes, which are increasingly more difficult to identify, and phishing attacks), ransomware, supply chain attacks and vulnerabilities through our third-party partners, denial-of-service attacks, credential stuffing, credential harvesting, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fire, floods, attacks enhanced or facilitated by AI, and other similar threats, efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations, threat actors, “hacktivists,” organized criminal threat actors, errors or malfeasance of our personnel, misconfiguration, and security vulnerabilities in the software or systems on which we rely. For example, we have been impacted by the use of automated or other fraudulent processes designed to circumvent controls to conduct fraud, send spam, or to execute an account takeover. We anticipate such activity to continue. These abuses and exploits, and the steps that we take to address them may result in a loss of anticipated revenue, increased costs to protect against or remediate these issues, or cause harm to our reputation and brand.
Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations and our ability to provide our products or services, loss of confidential, proprietary, and sensitive information and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services. Threats such as these are constantly evolving and therefore grow increasingly sophisticated and complex, which in turn increases the difficulty of detecting and successfully defending against them.
It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident and our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems.
We expend resources and modify our business activities to try to protect against security incidents. Additionally, certain privacy, data protection, and security obligations require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and confidential, proprietary, and sensitive information.
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We have not been, and may not in the future, be able to detect and/or remediate all vulnerabilities including on a timely basis. Further, we have experienced (and may in the future experience) delays in developing and deploying remedial measures designed to address such identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.
Additionally, we rely on or partner with third-party vendors and systems that have made representations as to their security measures but there can be no assurance that they will maintain their own security measures appropriately. Breaches of our security measures or those of our third parties, including supply chain attacks or other threats to our business operations, could result in unauthorized access to our sites, networks, systems, and accounts; unauthorized access to, and misappropriation of, individuals’ personal information or other sensitive, confidential or proprietary information of ourselves, our customers, or other third parties; viruses, worms, spyware, or other malware being served from our platform, mobile application, networks, or systems; deletion or modification of content or the display of unauthorized content on our platform; interruption, disruption, or malfunction of operations or our ability to provide our services; costs relating to breach remediation, deployment of additional personnel and protection technologies, and response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; or litigation, regulatory action, and other potential liabilities.
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
Remote work has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working from home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
Certain of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our information technology systems and confidential, proprietary, and sensitive information, or those of the third parties with whom we work. For example, periodically we become aware of attempts to phish Asana employees or attempts to circumvent spam protections we’ve put in place in our product. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our products or services or could impact our reputation.
Any compromise or breach of our security measures, or those of the third parties with whom we work, could also violate applicable privacy, data protection, security, and other laws, and cause significant legal and financial exposure, adverse publicity, and a loss of confidence in our security measures, which could have a material adverse effect on our business, results of operations, and financial condition. Applicable privacy, data protection, and security obligations may also require us, or we may voluntarily choose, to notify relevant stakeholders, such as governmental authorities, partners, customers, investors, and affected individuals, of security breaches or incidents, or take other action, such as providing credit monitoring and identity theft protection services, and we have done such notifications in the past. Such notifications may involve inconsistent requirements and are costly, and the notifications or the failure to comply with such applicable requirements could lead to adverse consequences.
If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience material adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing confidential, proprietary, and sensitive data (including personal information); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and material attendant consequences may cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.
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
Our use of AI and machine learning technologies in our products and operations gives rise to legal, business, and operational risks. Legal, regulatory, social and ethical issues relating to the use of AI and machine learning technologies in our products and business may result in reputational harm and liability.
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
The loss of one or more of our key personnel could harm our business.
Our success depends largely upon the continued services and performance of our senior management and other key personnel. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives and key employees, which could disrupt our business. For example, in March 2025, we announced the anticipated transition of Dustin Moskovitz from the role of Chief Executive Officer to focusing on serving as the Chair of the Board when a new Chief Executive Officer is appointed by the Board. Our senior management and key employees are employed on an at-will basis. We currently do not have “key person” insurance on any of our employees. The loss of Mr. Moskovitz, key development, engineering, sales, or marketing personnel, and other key members of management, may disrupt our operations and have an adverse effect on our ability to grow our business. Changes in our senior management team may also cause disruptions in, and harm to, our business, results of operations, and financial condition.
We must continue to attract and retain highly qualified personnel in very competitive markets to continue to execute on our business strategy and growth plans.
To execute our business model, we must attract and retain highly qualified personnel. Competition for executive officers, software engineers, sales personnel, and other key personnel in our industry and in the San Francisco Bay Area, where our headquarters is located, and in other locations where we maintain offices, is intense. The incentives to attract, retain, and motivate employees provided by our equity awards, or by other compensation arrangements, may not be as effective as in the past. Additionally, increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. Employee salaries and benefits expenses have increased as a result of economic growth and increased demand for business services among other wage-inflationary pressures and we cannot assure you that they will not continue to rise. Many of the companies with which we compete for experienced personnel have greater resources than we have. Our recruiting and retention efforts may also be limited by laws and regulations, such as restrictive immigration laws, and restrictions on travel imposed by certain governments, as well as delays in processing or a lack of availability of visas. In addition, our past and future restructuring efforts may adversely affect our ability to attract and retain employees. If we do not succeed in attracting excellent personnel or retaining or motivating existing personnel, we may be unable to innovate quickly enough to support our business model or grow effectively.
Recently, there has been increased scrutiny of companies’ human capital practices and initiatives. Negative perception of certain of these practices and initiatives, whether due to our perceived over- or under- pursuit of such initiatives, may result in issues with hiring or retaining employees, as well as potential litigation or other adverse impacts. In addition, our ability to successfully identify, hire and promote employees may be impacted by legal and judicial developments outside of our control and may necessitate changes to our employment practices. For example, some advocacy groups and state attorneys general have asserted that the U.S. Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Several cases alleging discrimination based on similar arguments have been filed since the decision, with increasing scrutiny of certain corporate human capital practices. In January 2025, the current U.S. administration signed a number of Executive Orders focused on human capital initiatives, which include a broad mandate to eliminate certain federal programs and a caution to the private sector to end what may be viewed as illegal human capital initiatives. The Executive Orders also indicate upcoming compliance investigations of private entities, including publicly traded companies, and changes to federal contracting regulations.
Our culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the employee engagement fostered by our culture, which could harm our business.
We believe that a critical component of our success has been our culture. We have invested substantial time and resources in building out our team with an emphasis on shared values and inclusion. As we continue to grow and develop the infrastructure associated with being a public company, we will need to maintain our culture among a larger number of employees dispersed in various geographic regions. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our mission to help humanity by enabling the world’s teams to work together effortlessly.
Issues and regulations related to human capital, and stakeholder responses thereto, may have an adverse effect on our business, financial condition, and results of operations and may damage our reputation.
Companies across all industries are facing increasing scrutiny relating to their human capital and related practices and initiatives. The landscape related to the regulation of such practices and initiatives is constantly evolving. Investor advocacy groups, institutional investors, stockholders, activists, employees, consumers, customers, regulators, proxy advisory services and other market participants have increasingly focused on these types of matters and initiatives. Such stakeholders have placed increased importance on these practices and their effect on companies from an investor, consumer, customer or employee perspective.
In addition, we could be criticized for the scope or nature of our practices or initiatives in these areas, or for any revisions to our practices or initiatives. Furthermore, some stakeholders may disagree with our practices or initiatives and there is also a risk that stakeholders may change their views on these matters over time. Our various stakeholders or regulators may also have divergent opinions and conflicting expectations regarding our culture, values, strategy and business, which makes it difficult to achieve a consistently positive perception among all of our various stakeholders. Moreover, we may determine that it is in the best interest of our company and our stockholders to prioritize other investments over maintenance of our current practices or initiatives based on economic, technological developments, regulatory and social factors, business strategy or pressure from investors, activists or other stakeholders.
If our practices or initiatives do not meet evolving investor, industry, stakeholder or regulatory expectations and standards related to human capital and related matters, or if we are perceived to have not responded appropriately to the growing and various concerns about such issues, among other things, our reputation, culture, ability to attract or retain employees, sales, stock price, ability to access the capital markets, or overall business or financial results could be adversely affected. Further, if we incur adverse publicity and reaction from investors, activists or other stakeholders related to our human capital practices or initiatives, the perception of us and our products by current and potential customers could cause our customers and consumers to stop purchasing our products or to purchase products from a competitor or subject us to legal and regulatory proceedings, any of which could adversely impact our business and financial results.
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
For the fiscal year ended January 31, 2025, 39.8% of our revenues were generated from customers outside the United States. We have operations in multiple cities globally. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. In addition, we will face risks in doing business internationally that could adversely affect our business and results of operations, including:
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
•health or similar issues, such as a pandemic or epidemic; and
•regional and local economic and political conditions, such as global economic downturns or recessions in the regions in which we do business, tariffs and changes in trade agreements, bank failures, as well as macroeconomic and policy impacts of political instability and armed conflicts.
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
Sales to government entities, customers reliant on government funding, and other government contractors are subject to a number of additional challenges and risks.
We sell and expect to continue selling our products and services to U.S. federal and state and foreign governmental agency customers, which may occur through direct sales to government entities or sales to government entities through our channel partners. We also sell our products and services to customers who may be reliant on funding derived from federal, state, or foreign governmental sources. We are currently pursuing U.S.

Federal Risk and Authorization Management Program (“FedRAMP”) authorization. Even if we obtain FedRAMP authorization, selling to government entities, customers reliant on government funding, and other government contractors or affiliates presents a number of unique challenges and risks including the following:
•selling to governmental entities can be more competitive, expensive, and time-consuming than selling to private entities, often requiring significant up-front time and expense and ongoing compliance costs without any assurance that these efforts will generate a sale;
•contracts with governmental entities are subject to termination for the convenience of the customer;
•government certification requirements may change, or we may be unable to achieve one or more government certifications, including FedRAMP, which may restrict our ability to sell into the government sector until we have attained such certificates;
•contracts with governmental entities, customers reliant on government funding, and other government contractors or affiliates, including channel partners or resellers in the government market, contain terms that are less favorable than what we generally agree to in our standard agreements, including, terms and conditions required by regulation that are not negotiable with the customer;
•non-compliance with terms and conditions of government contracts, or with representations or certifications made in connection with government contracts, can result in significantly more adverse consequences than we typically would expect in the commercial market, including, depending on the circumstances, criminal liability, liability under the civil False Claims Act, and/or suspension or debarment from doing business with governmental entities;
•as a U.S. government contractor, we may be subject to Executive Orders and regulatory changes affecting various aspects of our operations, including compliance with nondiscrimination plans and regulatory requirements, and any required elimination or modification of such plans or other regulatory requirements in response to new Executive Orders could pose challenges in hiring or retaining employees and may lead to other adverse operational impacts, while failure to comply with these requirements could expose us to administrative, civil, or criminal liabilities, including fines, penalties, repayments or suspension or debarment from eligibility for future U.S. government contracts; and
•demand and payment for our products from government or other customers may be influenced, among other things, by public sector budgetary cycles and funding authorizations, with funding reductions or delays having an adverse impact on customer demand for our products.
Though our current revenue impact from contracts with government entities is not significant, to the extent that we become more reliant on contracts with government entities, customers reliant on government funding and/or other government contractors or affiliates in the future, our exposure to such risks and challenges could increase, which in turn could adversely impact our business and revenue.
In January 2025, the current presidential administration began issuing Executive Orders identifying new government policies and directing U.S. federal agencies to evaluate their current actions, including certain spending, to ensure that such actions are consistent with new administration priorities. Some of those Executive Orders are the subjects of pending litigation, and there remains significant uncertainty about the ways in which agencies will implement the new Executive Orders. Such implementation could negatively affect our current and future business with U.S. government agencies.
If we experience excessive fraudulent activity, we could incur substantial costs and lose the right to accept credit cards or other payment methods for payment, which could cause our customer base to decline significantly.
A large portion of our customers authorize us to bill their credit card accounts or bill them via other payment methods, such as PayPal or other direct debit methods, through our third-party payment processing partners for our paid subscription plans. If customers pay for their subscription plans with stolen credit cards or fraudulent bank accounts, we could incur substantial third-party vendor costs for which we may not be reimbursed. Further, our customers provide us with payment billing information online, and we do not review the physical credit cards used in these transactions or do additional verification beyond what we collect online, which increases our risk of exposure to fraudulent activity. We also incur charges and fees associated with those charges, which we refer to as chargebacks, from the credit card companies or banks or third-party payment processors for claims that the customer did not authorize the transaction for subscription plans, something that we have experienced in the past. If the number of claims of unauthorized transactions becomes excessive, we could be assessed substantial fines for excess chargebacks, and we could lose the right to accept credit cards for payment or leverage a certain type of payment system via our third-party payment processing partner. In addition, credit card issuers or other payment methods may change merchant standards, including data protection and documentation standards, required to utilize their services from time to time. Our third-party payment processing partners must also maintain compliance with current and future merchant standards to accept credit cards as payment or facilitate other methods of payment for our paid subscription plans. Substantial losses due to fraud or our inability to accept credit card or other electronic payments would cause our customer base to significantly decrease and would harm our business.
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
A portion of the technologies we use in our platform and mobile application incorporates “open source” software, and we may incorporate open source software in our platform and mobile application in the future. From time to time, companies that use third-party open source software have faced claims challenging the use of such open source software and their compliance with the terms of the applicable open source license. We may be subject to suits by parties claiming ownership of what we believe to be open source software, or claiming non-compliance with the applicable open source licensing terms. Some open source licenses require end-users who distribute or make available across a network software and services that include open source software to make available all or part of such software, which in some circumstances could include valuable proprietary code, at no cost, or license such code under the terms of the particular open source license. While we employ practices designed to monitor our compliance with the licenses of third-party open source software and protect our valuable proprietary source code, we may inadvertently use third-party open source software in a manner that exposes us to claims of non-compliance with the applicable terms of such license, including claims for infringement of intellectual property rights or for breach of contract. Additionally, if a third-party software provider has incorporated open source software into software that we license from such provider, we could be required to disclose source code that incorporates or is a modification of such licensed software. Furthermore, there is an increasing number of open source software license types, almost none of which have been tested in a court of law, resulting in a dearth of guidance regarding the proper legal interpretation of such license types. If an author or other third party that distributes open source software that we use or license were to allege that we had not complied with the conditions of the applicable open source license, we could expend substantial time and resources to re-engineer some or all of our software or be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our platform that contained the open source software, and required to comply with the foregoing conditions, including public release of certain portions of our proprietary source code.
In addition, the use of third-party open source software typically exposes us to greater risks than the use of third-party commercial software because open source licensors generally do not provide warranties or controls on the functionality or origin of the software. Use of open source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to compromise our platform. Any of the foregoing could be harmful to our business, financial condition, or operating results.
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
We, and the third parties with whom we work, are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, industry standards, policies and other obligations related to artificial intelligence, privacy, data protection, and security. Our actual or perceived failure to comply with such obligations (or such failure by the third parties with whom we work) could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.
We receive, process, store, and use business and personal information belonging to individuals who interact with Asana, including our users and prospective, current, and former customers. There are numerous federal, state, local, and foreign laws and regulations regarding privacy, data protection, security and the storing, sharing, use, processing, disclosure, and protection of business and personal information, including personal information privacy laws, state data breach notification laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act) and other similar laws (e.g., wiretapping laws). These laws continue to evolve in scope and are subject to differing interpretations, and may contain inconsistencies or pose conflicts with other legal requirements. Preparing for and attempting to comply with these laws and other obligations requires significant resources and, potentially, changes to our technologies, systems, and practices and those of any third parties that process personal information on our behalf.
We seek to comply with applicable laws, regulations, policies, legal obligations, contracts, and industry standards and have developed privacy notices and policies, data processing addenda, and internal privacy procedures to reflect such compliance. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Failure or perceived failure by us (or third parties with whom we work) to comply with our privacy notices and policies, privacy-related obligations to users, customers, or other third parties, or privacy or security-related legal obligations, or any data compromise that results in the accidental or unauthorized release, misuse, or transfer of business or personal information or other user or customer data, may result in domestic or foreign governmental enforcement actions, investigations, penalties, audits, inspections, fines, injunctions (including bans or restrictions on processing personal data, and orders to destroy or not use personal information), litigation, or public statements against us by our users, customers, consumers, regulators, consumer advocacy groups, or others, additional reporting requirements and/or oversight; which would have an adverse effect on our reputation and business. We could also incur significant costs investigating and defending such claims and, if we are found liable, significant damages. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations; inability to process personal information or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.
Foreign privacy, data protection, and security laws have become more stringent in recent years, are undergoing a period of rapid change, and increase the costs and complexity of offering our products and services in new and existing geographies. For example, the European Union’s General Data Protection Regulation 2019/679 (“the EU GDPR”), the EU GDPR as it forms part of United Kingdom (“UK”) law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR”), Australia’s Privacy Act, and Canada’s Personal Information Protection and Electronic Documents Act, impose strict requirements for processing personal information. European privacy, data protection, and security laws, including the EU GDPR and UK GDPR impose significant and complex burdens on processing personal information, provide for robust regulatory enforcement, and contemplate significant penalties for noncompliance. Non-compliance with the EU GDPR and UK GDPR can trigger fines of up to the greater of €20 million (£17.5 million for the UK GDPR) or 4% of our global revenues, restrictions or prohibitions on data processing, and exposure to private right of action and enforcement mechanisms including extensive audit and inspection rights, or private litigation related to processing of personal information brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
Globally, certain jurisdictions have enacted data residency or data localization laws and have imposed requirements for cross-border transfers of personal information. For example, the cross-border transfer landscape in Europe is complex and other countries outside of Europe have enacted or are considering enacting cross-border data transfer restrictions and laws requiring data residency or other restrictions around the location of the storage and processing of data, which could increase the cost and complexity of doing business. The EU GDPR generally restricts the transfer of personal information to countries outside of the EEA, such as the United States, which are not considered by the European Commission to provide an adequate level of privacy, data protection, and security. In addition, Swiss and UK law contain similar data transfer restrictions as the EU GDPR. Although there are currently valid mechanisms available to transfer data from the EEA and the UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges and there remains some uncertainty regarding the future of these cross-border data transfers. If we cannot implement a valid compliance mechanism for cross-border personal information transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from the EEA, UK, or elsewhere. Inability to import personal information to the

United States may significantly and negatively impact our business operations, including limiting our ability to collaborate with service providers, contractors, and other companies subject to European and other privacy, data protection, and security laws; or requiring us to increase our data processing capabilities in Europe or elsewhere at significant expense.
Furthermore, rules regarding the use of online cookies and similar online trackers in the European Union are becoming more stringent in terms of the advance consent companies must obtain from data subjects before such trackers can be placed on browsers. Other regions of the world have likewise adopted privacy regulations that may result in increased restrictions on cookie collection and use, and fines for noncompliance. Partially as a result of these developments, individuals are becoming increasingly resistant to the collection, use, and sharing of personal information to deliver targeted advertising or analytics. Individuals are now more aware of options related to consent, “do not track” mechanisms (such as browser signals from the Global Privacy Control), and “ad-blocking” software to prevent the collection of their personal information for targeted advertising and analytics purposes. These developments may also impact our analytics and advertising activities and our ability to analyze how users interact with our services. We may be required to change the way we market our products, and any of these developments or changes could materially impair our ability to reach new or existing customers or otherwise negatively affect our operations.
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
Domestic privacy, data protection, security, and consumer protection legislation is also becoming increasingly common in the United States. For example, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal information such as the right to access, correct, or delete certain personal information, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal information, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the CCPA requires companies that process information of consumers, business representatives, and employees who are California residents to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain individual privacy rights. The CCPA provides for fines for intentional violations and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in other states and at the federal and local levels, and we expect more states to pass similar laws in the future. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging, and increase legal risk and compliance costs for us and the third parties with whom we work.
Furthermore, the Federal Trade Commission and many state attorneys general continue to enforce federal and state consumer protection laws against companies and individuals for online data collection, use, dissemination, and security and privacy practices that appear to be unfair or deceptive. We also publish privacy policies, marketing materials, white papers, and other statements, such as statements related to compliance with certain certifications or self-regulatory principles, concerning privacy, data protection, and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may become subject to investigation, enforcement actions by regulators, or other adverse consequences.
Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal information. For example, some of our data processing practices have been, and may in the future continue to be, subject to challenges or lawsuits under privacy, data protection, and communications laws, including, for example, challenges based on wiretapping laws for sharing consumer information with third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.
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
In addition, companies in the technology industry have experienced significant price and volume fluctuations that have affected and continue to affect the stock prices of these companies. Stock prices of many companies, including technology companies, have fluctuated in a manner often unrelated to the operating performance of those companies. For example, despite our revenue growing year over year, our stock price has experienced significant volatility in the past year due to general downturns and increased instability in the equity markets. In the past, companies that have experienced volatility in the trading price for their stock have been subject to securities class action litigation. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business, results of operations, and financial condition.
Our largest stockholder will have the ability to influence the outcome of director elections and other matters requiring stockholder approval.
Dustin Moskovitz, our co-founder, President, Chief Executive Officer, Chair, and largest stockholder, beneficially owns a significant percentage of our outstanding Class A common stock and Class B common stock, together representing a majority of the voting power of our capital stock as of January 31, 2025. Mr. Moskovitz could exert substantial influence over matters requiring approval by our stockholders. In March 2025, we announced the anticipated transition of Dustin Moskovitz from the role of Chief Executive Officer to focusing on serving as the Chair of the Board when a new Chief Executive Officer is appointed by the Board. This concentration of ownership may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of the NYSE and the LTSE, and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations, and financial condition. Although we have already hired additional employees and engaged outside consultants to assist us in complying with these requirements, we may need to increase this staffing in the future, which will increase our operating expenses. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. This uncertainty may be exacerbated by the recent change of administration at the federal level, the appointment of a new Chair of the SEC and the ongoing reevaluation of regulatory priorities with respect to public companies, including changing regulatory and enforcement practices at the SEC and the national securities exchanges. We intend to invest substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. Being a public company that is subject to these new rules and regulations has made and will continue to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly members who can serve on our audit committee and compensation committee, and qualified executive officers. As a result of the disclosure obligations required of a public company, our business and financial condition will become more visible, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, results of operations, and financial condition would be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, would divert the resources of our management and harm our business, results of operations, and financial condition.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We implement and maintain a formal information security management program designed to identify, assess, and manage material risks from cybersecurity threats to our critical networks, services, and data. Our information security management program includes a dedicated security team led by our Head of Security that is responsible for implementing security controls and monitoring for suspicious activity. Our information security management program also includes a cybersecurity risk management process which aims to identify and assess material risks from cybersecurity threats, including from vulnerabilities within Asana systems and new and emerging threats to Company operations by using automated and manual tools, subscribing to and analyzing reports and services that identify certain cybersecurity threats, conducting scans of certain environments, evaluating our and our industry’s risk profile, evaluating threats reported to us, and conducting audits and threat assessments.
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
See the section titled Item IA. Risk Factors, including “If our information technology systems, or those of third parties with whom we work, or our data are or were compromised or operate in an unintended way, we could experience adverse consequences, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences”, for additional information about the risks from cybersecurity threats that may materially affect our business.
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
We also maintain additional offices in the United States and internationally.
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
Holders of Record
As of March 1, 2025, we had 118 holders of record of our Class A common stock and 13 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held in street name by brokers and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these holders of record.
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
The following graph compares (i) the cumulative total stockholder return on our Class A common stock from September 30, 2020 (the date our Class A common stock commenced trading on the NYSE) through January 31, 2025 with (ii) the cumulative total return of the Standard & Poor's (S&P) 500 Index and the Standard & Poor’s Information Technology Index over the same period, assuming the investment of $100 in our Class A common stock and in both of the other indices on September 30, 2020 and the reinvestment of dividends. The graph uses the closing market price on September 30, 2020 of $28.80 per share as the initial value of our Class A common stock. As discussed above, we have never declared or paid a cash dividend on our Class A common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

Stock Performance Graph
250.00
200.00
150.00
100.00
50.00
0.00
09/30/2020
01/31/2021
01/31/2022
01/31/2023
01/31/2024
01/31/2025
Asana, Inc.
S&P 500 Index
S&P 500 Information Technology Index

Unregistered Sales of Equity Securities
None.
Issuer Purchase of Equity Securities
The following table presents our stock repurchase activity under our authorized stock repurchase program for the three months ended January 31, 2025 (in thousands, except for per share data):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans of Programs(3)
November 1 - November 30	273	$13.41	273	$71,647
December 1 - December 31	—	$—	—	$—
January 1 - January 31	—	$—	—	$—
Total	273		273
__________________
(1)All of the shares purchased during the quarter ended January 31, 2025 were acquired pursuant to our publicly announced stock repurchase program described in footnote 3 below.
(2)The average price paid per share is net of brokerage commissions.
(3)In June 2024, our board of directors authorized a stock repurchase program of up to $150 million of our outstanding Class A common stock. As of January 31, 2025, $71.6 million remained available for future repurchases under the stock repurchase program. The stock repurchase program may be suspended or discontinued at any time and will expire in June 2025.

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
Overview
Asana is an enterprise work management software platform that unifies cross-functional teams so businesses can effectively set and track goals, drive strategic initiatives, and manage work effectively. Over 169,000 paying customers across 200 countries and territories use Asana to connect their work to company goals and orchestrate mission critical workflows like product launches, employee onboarding, resource planning, tracking company-wide strategic initiatives and more. Our secure and scalable platform with AI-powered features adds structure to unstructured work, creating clarity, accountability, and impact for everyone within an organization—executives, department heads, team leads, and individuals. In Asana, everyone understands exactly who is doing what, by when, how and why.
We offer two complementary products within the Asana platform to meet the needs of diverse organizations:
•our core work management product, available in a tiered, seat-based model: and,
•Asana AI Studio, our dedicated AI product launched in 2024 that augments the core platform with AI capabilities, which operates on a consumption basis.
We employ a hybrid go-to-market approach, combining a product-led model, direct sales and channel partners.
We have experienced significant growth in recent periods. Our revenues were $723.9 million, $652.5 million, and $547.2 million for fiscal 2025, fiscal 2024, and fiscal 2023, respectively, representing growth of 11% and 19% for fiscal 2025 and fiscal 2024, respectively. As of January 31, 2025, we had 1,819 employees, representing a decrease of 1% since January 31, 2024. We had a net loss of $255.5 million, $257.0 million, and $407.8 million for fiscal 2025, fiscal 2024, and fiscal 2023, respectively.
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
As of January 31, 2025, we had 24,062 Core customers contributing approximately 72% of revenues for the fiscal year then ended. As of January 31, 2024, we had 21,646 Core customers who contributed approximately 71% of revenue for the fiscal year then ended.
As of January 31, 2025 and 2024, we had 726 and 607 customers spending over $100,000 on an annualized basis, respectively.
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
As of January 31, 2025 and 2024, our dollar-based net retention rate was 96% and over 100%, respectively.
As of January 31, 2025 and 2024, our dollar-based net retention rate for our Core customers was 97% and 105%, respectively. Our dollar-based net retention rate for customers spending over $100,000 on an annualized basis for the same periods was 96% and 115%, respectively.
Current Economic Conditions
Global macroeconomic events including inflation, fluctuating interest rates, bank failures, supply chain disruptions, fluctuations in currency exchange rates, tariffs and changes in trade agreements, and geopolitical unrest have led to economic uncertainty. These macroeconomic conditions have and are likely to continue to have adverse effects on the rate of global IT spending, including the buying patterns of our customers and prospective customers, and the length of our sales cycles.
Components of Results of Operations
Revenues
We primarily generate revenues from subscription fees earned from customers accessing our cloud-based platform. Subscription revenues are driven primarily by the number of paying customers, the number of paying users within the customer base, and the level of subscription plan. We recognize revenues ratably over the related contractual term beginning on the date that the platform is made available to a customer. We also generate revenues from our consumption-based AI product and professional services which are not material to the consolidated financial statements.
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
Research and Development
Research and development expenses consist primarily of personnel-related expenses. These expenses also include product design costs, third-party services and consulting expenses, software subscriptions and computer equipment used in research and development activities, and allocated overhead costs. A substantial portion of our research and development efforts are focused on enhancing our software architecture and adding new features and functionality to our platform. We anticipate continuing to invest in innovation and technology development, including the integration of AI in our products, and as a result, we expect research and development expenses to continue to increase in dollar amount, but to decrease as a percentage of revenues over time.
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

	Year Ended January 31,
	2025	2024	2023
	(in thousands)
Revenues	$723,876	$652,504	$547,212
Cost of revenues (1)	77,193	64,524	56,559
Gross profit	646,683	587,980	490,653
Operating expenses:
Research and development (1)	341,467	324,688	297,209
Sales and marketing (1)	419,950	391,955	434,961
General and administrative (1)	152,001	141,334	166,309
Total operating expenses	913,418	857,977	898,479
Loss from operations	(266,735)	(269,997)	(407,826)
Interest income and other income (expense), net	19,647	20,624	6,933
Interest expense	(3,683)	(3,952)	(2,000)
Loss before provision for income taxes	(250,771)	(253,325)	(402,893)
Provision for income taxes	4,765	3,705	4,875
Net loss	$(255,536)	$(257,030)	$(407,768)
__________________
(1)Amounts include stock-based compensation expense as follows:

	Year Ended January 31,
	2025	2024	2023
	(in thousands)
Cost of revenues	$1,387	$1,549	$1,658
Research and development	115,953	112,619	100,083
Sales and marketing	64,320	59,217	58,504
General and administrative	29,611	29,033	28,717
Total stock-based compensation expense (1)	$211,271	$202,418	$188,962
__________________
(1)The table above includes $0.8 million and $0.9 million of stock-based compensation expense for the fiscal year ended January 31, 2025 and 2023, respectively, that was incurred as a result of the restructuring. See Note 16. Restructuring to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data in this Annual Report on Form 10-K for more information.

The following table sets forth the components of our statements of operations data, for each of the periods presented, as a percentage of revenues.

	Year Ended January 31,
	2025	2024	2023
	(percent of revenues)
Revenues	100%	100%	100%
Cost of revenues	11	10	10
Gross margin	89	90	90
Operating expenses:
Research and development	47	50	54
Sales and marketing	58	60	79
General and administrative	21	22	30
Total operating expenses	126	131	164
Loss from operations	(37)	(41)	(75)
Interest income and other income (expense), net	3	3	1
Interest expense	*	*	*
Loss before provision for income taxes	(35)	(39)	(74)
Provision for income taxes	*	*	*
Net loss	(35)%	(39)%	(75)%
________________
* Less than 1%
Note: Certain figures may not sum due to rounding.
Comparison of the Fiscal Years Ended January 31, 2025 and 2024
Revenues

	Year Ended January 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Revenues	$723,876	$652,504	$71,372	11%
Revenues increased $71.4 million, or 11%, during fiscal 2025 compared to fiscal 2024. The increase in revenues was primarily due to the addition of new paying customers and a continued shift in our sales mix toward our higher priced subscription plans, such as Advanced, Enterprise and Enterprise+ plans.
Cost of Revenues and Gross Margin

	Year Ended January 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Cost of revenues	$77,193	$64,524	$12,669	20%
Gross margin	89%	90%
Cost of revenues increased $12.7 million, or 20%, during fiscal 2025 compared to fiscal 2024. The increase was primarily due to an increase of $6.6 million in third-party hosting costs as we increased capacity to support customer usage and growth of our customer base, an increase of $4.3 million in infrastructure and application performance monitoring costs, an increase of $2.4 million in amortization of capitalized software development costs, an increase of $0.6 million in partner delivered services, partially offset by a decrease of $0.9 million in allocated overhead costs and a decrease of $0.8 million in personnel-related costs.

Our gross margin decreased during fiscal 2025 compared to fiscal 2024 primarily due to increased third-party hosting costs and infrastructure and application performance monitoring costs.
Operating Expenses

	Year Ended January 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Research and development	$341,467	$324,688	$16,779	5%
Sales and marketing	419,950	391,955	27,995	7%
General and administrative	152,001	141,334	10,667	8%
Total operating expenses	$913,418	$857,977	$55,441	6%
During the year ended January 31, 2025, we realized $4.2 million in credits related to property taxes for our corporate headquarters. The property tax credit is included in allocated overhead costs for each of the operating expense categories below.
Research and Development
Research and development expenses increased $16.8 million, or 5%, during fiscal 2025 compared to fiscal 2024. The increase was primarily due to an increase of $22.8 million in personnel-related expenses, partially offset by a decrease of $2.4 million in allocated overhead costs, an increase of $2.0 million in capitalized internal-use software, a decrease of $1.3 million in cloud computing and related costs, and a decrease of $0.7 million in professional fees.
Sales and Marketing
Sales and marketing expenses increased $28.0 million, or 7%, during fiscal 2025 compared to fiscal 2024. The increase was primarily due to an increase of $27.3 million in personnel-related costs driven by higher headcount.
General and Administrative
General and administrative expenses increased $10.7 million, or 8%, during fiscal 2025 compared to fiscal 2024. The increase was primarily due to an increase of $4.4 million in personnel-related costs, an increase of $4.3 million in professional fees, and an increase of $1.7 million in impairment charges related to subleased office space.
Interest Income, Interest Expense, and Other Income (Expense), Net

	Year Ended January 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Interest income and other income (expense), net	$19,647	$20,624	$(977)	(5)%
Interest expense	(3,683)	(3,952)	269	(7)%
Interest income and other income (expense), net decreased $1.0 million during fiscal 2025 compared to fiscal 2024 due primarily to a decrease in interest income from our investments in marketable securities. Interest expense decreased $0.3 million during fiscal 2025 compared to fiscal 2024 primarily due to a decrease in interest rates.
Comparison of the Fiscal Years Ended January 31, 2024 and 2023
For a comparison of our results of operations for the fiscal years ended January 31, 2024 and 2023, see Part II— Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, filed with the SEC on March 14, 2024.

Non-GAAP Financial Measures
The following tables present certain non-GAAP financial measures for each period presented below. In addition to our results determined in accordance with GAAP, we believe these non-GAAP financial measures are useful in evaluating our operating performance. See below for a description of the non-GAAP financial measures and their limitations as an analytical tool.

	Year Ended January 31,
	2025	2024	2023
	(in thousands)
Non-GAAP loss from operations	$(40,787)	$(58,099)	$(207,280)
Non-GAAP net loss	$(29,588)	$(45,132)	$(207,222)
Free cash flow	$2,643	$(31,092)	$(167,213)
Adjusted free cash flow	$2,643	$(30,385)	$(159,550)
Non-GAAP Loss From Operations and Non-GAAP Net Loss
We define non-GAAP loss from operations as loss from operations plus stock-based compensation expense and the related employer payroll tax associated with RSUs, impairment of long-lived assets, and restructuring costs. The amount of employer payroll tax-related items on employee stock transactions is dependent on our stock price and other factors that are beyond our control and that do not correlate to the operation of the business. The restructuring costs are related to the reduction of our global workforce, which resulted in expenses related to severance, benefits, and other related items. When evaluating the performance of our business and making operating plans, we do not consider these items (for example, when considering the impact of equity award grants, we place a greater emphasis on overall stockholder dilution rather than the accounting charges associated with such grants). We believe the costs associated with restructuring are distinguishable from ongoing operating costs and are not reflective of underlying trends in our business. We believe it is useful to exclude these expenses in order to better understand the long-term performance of our core business, to facilitate comparison of our results to those of peer companies, and to facilitate comparison over multiple periods.
We define non-GAAP net loss as net loss plus stock-based compensation expense and the related employer payroll tax associated with RSUs, impairment of long-lived assets, and restructuring costs.
We use non-GAAP loss from operations and non-GAAP net loss in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that non-GAAP loss from operations and non-GAAP net loss provide our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations.
Free Cash Flow and Adjusted Free Cash Flow
We define free cash flow as net cash from operating activities less cash used for purchases of property and equipment and capitalized internal-use software costs, plus non-recurring capital expenditures from the purchases of property and equipment associated with the build-out of our corporate headquarters in San Francisco. We define adjusted free cash flow as free cash flow plus restructuring costs paid. We believe that free cash flow and adjusted free cash flow are useful indicators of liquidity that provide information to management and investors, even if negative, about the amount of cash used in our operations other than that used for investments in property and equipment and capitalized internal-use software costs, adjusted for expenditures which are distinguishable from our ongoing operations.
Limitations and Reconciliations of Non-GAAP Financial Measures
Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as substitutes for financial information presented under GAAP. There are a number of limitations related to the use of non-GAAP financial measures versus comparable financial measures determined under GAAP. For example, other companies in our industry may calculate these non-GAAP financial measures differently or may use other measures to evaluate their performance. In addition, free cash flow and adjusted free cash flow do not reflect our future contractual commitments and the total increase or decrease of our cash balance for a given period. All of these limitations could reduce the usefulness of these non-GAAP financial measures as analytical tools. Investors are encouraged to review the related GAAP financial measures and the reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures and to not rely on any single financial measure to evaluate our business.
The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.
Non-GAAP Loss From Operations

	Year Ended January 31,
	2025	2024	2023
	(in thousands)
Loss from operations	$(266,735)	$(269,997)	$(407,826)
Add:
Stock-based compensation and related employer payroll tax associated with RSUs	214,689	207,036	191,286
Impairment of long-lived asset	6,785	5,009	—
Adjustment for: restructuring costs (benefit) (1)	4,474	(147)	9,260
Non-GAAP loss from operations	$(40,787)	$(58,099)	$(207,280)
Non-GAAP Net Loss

	Year Ended January 31,
	2025	2024	2023
	(in thousands)
Net loss	$(255,536)	$(257,030)	$(407,768)
Add:
Stock-based compensation and related employer payroll tax associated with RSUs	214,689	207,036	191,286
Impairment of long-lived assets	6,785	5,009	—
Adjustment for: restructuring costs (benefit) (1)	4,474	(147)	9,260
Non-GAAP net loss	$(29,588)	$(45,132)	$(207,222)
__________________
(1)Restructuring costs for the fiscal years ended January 31, 2025 and 2023 were composed of severance and related charges of $3.7 million and $8.4 million, respectively, and stock-based compensation expense of $0.8 million and $0.9 million, respectively. See Note 16. Restructuring to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data in this Annual Report on Form 10-K for more information.

Free Cash Flow and Adjusted Free Cash Flow

	Year Ended January 31,
	2025	2024	2023
	(in thousands)
Net cash provided by (used in) investing activities	$(6,129)	$(289,135)	$64,492
Net cash provided by (used in) financing activities	$(58,093)	$16,777	$381,391
Net cash provided by (used in) operating activities	$14,925	$(17,931)	$(160,058)
Less:
Purchases of property and equipment	(5,569)	(7,721)	(5,351)
Capitalized internal-use software costs	(6,713)	(5,440)	(1,806)
Add:
Purchases of property and equipment for build-out of corporate headquarters	—	—	2
Free cash flow	$2,643	$(31,092)	$(167,213)
Add:
Restructuring costs paid	—	707	7,663
Adjusted free cash flow	$2,643	$(30,385)	$(159,550)
Liquidity and Capital Resources
Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock and common stock, the issuance of senior mandatory convertible promissory notes in January and June 2020 to a trust affiliated with our CEO, cash generated from the sale of subscriptions to our platform, and financing activities including the private placement transaction with our CEO. We have generated losses from our operations as reflected in our accumulated deficit of $1,828.5 million as of January 31, 2025, positive cash flows from operating activities for fiscal 2025, and negative cash flows from operating activities for fiscal 2024 and fiscal 2023.
As of January 31, 2025, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $466.9 million.
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
As of January 31, 2025, under the November 2022 Senior Secured Credit Facility there was $50.0 million drawn and $44.4 million was outstanding under the term loan, no amounts outstanding under the revolving credit facility and an aggregate $21.6 million in letters of credit issued under the credit sub-facility. Our total available borrowing capacity under the revolving credit facility was $78.4 million as of January 31, 2025.

On March 27, 2023, First Citizens BancShares, Inc. (“First Citizens”) announced that it had entered into an agreement to purchase assets and liabilities of SVB, inclusive of our November 2022 Senior Secured Credit Facility. We continue to have the ability to make additional borrowings under the November 2022 Senior Secured Credit Facility which is now held by SVB as a division of First Citizens.
In September 2022, we issued and sold 19,273,127 shares of our Class A common stock to our CEO in a private placement transaction at a purchase price of $18.16 per share, based on the closing trading price of our Class A common stock on September 2, 2022, for aggregate proceeds of approximately $350 million. Refer to Note 10. Stockholders’ Equity for details.
In June 2024, our board of directors authorized a stock repurchase program of up to $150 million of our outstanding Class A common stock. Repurchases are made on the open market, including via pre-set trading plans, in accordance with applicable securities laws. The program is funded using our working capital and will expire in June 2025. The program does not obligate us to acquire any particular amount of Class A common stock, and the repurchase program may be suspended or discontinued at any time at our discretion. During the year ended January 31, 2025, we repurchased 6.2 million shares of our outstanding Class A common stock for an aggregate purchase price of $78.4 million. All shares of Class A common stock repurchased were retired. As of January 31, 2025, $71.6 million remained available for future repurchases under the stock repurchase program. See Note 10. Stockholders’ Equity to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding stock repurchases.
A substantial source of our cash provided by operating activities is our customer billings for subscription to our platform. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is included on our consolidated balance sheets as a liability and is recorded as revenues over the term of the subscription agreement. As of January 31, 2025 and January 31, 2024, we had $302.8 million and $271.2 million, respectively, of deferred revenue of which $300.8 million and $265.3 million, respectively, were recorded as a current liability. This deferred revenue will be recognized as revenues when all of the revenue recognition criteria are met.
We assess our liquidity primarily through our cash on hand as well as the projected timing of billings under contract with our paying customers and related collection cycles. We believe our current cash, cash equivalents, marketable securities, and amounts available under our November 2022 Senior Secured Credit Facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, billing frequency, our dollar-based-net-retention rate, the timing and extent of spending to support our research and development efforts, particularly for the introduction of new and enhanced products and features, including the integration of AI in our products, the performance of sales and marketing activities, costs associated with international expansion, additional capital expenditures to invest in existing and new office spaces, as well as increased general and administrative expenses to support being a publicly traded company. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may seek to raise additional funds at any time through equity, equity-linked arrangements, and debt. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition would be adversely affected. Additionally, cash from operations could also be affected by various risks and uncertainties in connection with the impact of an economic downturn or recession, significant market volatility in the global economy, timing and ability to collect payments from our customers and other risks detailed in Part I—Item 1A. Risk Factors.

Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Year Ended January 31,
	2025	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$14,925	$(17,931)	$(160,058)
Net cash (used in) provided by investing activities	(6,129)	(289,135)	64,492
Net cash (used in) provided by financing activities	(58,093)	16,777	381,391
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
Net cash provided by operating activities of $14.9 million for fiscal 2025 reflects our net loss of $255.5 million, adjusted by non-cash items such as stock-based compensation expense of $211.3 million, amortization of deferred contract acquisition costs of $25.9 million, non-cash lease expense of $18.0 million, depreciation and amortization of $17.5 million, impairment of long-lived assets of $6.8 million and provision for expected credit losses of $3.2 million, partially offset by net accretion of discount on marketable securities of $5.5 million and net cash outflows of $6.8 million from changes in our operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities primarily consisted of a $20.4 million increase in prepaid expenses and other current assets related to an increase in deferred contract acquisition costs, a $20.0 million decrease in operating lease liabilities, a $4.7 million increase in accounts receivable, and a $4.4 million increase in other assets. These amounts were partially offset by a $31.6 million increase in deferred revenue resulting from increased billings for subscriptions, a $6.6 million increase in accrued expenses and other liabilities primarily from increases in accrued taxes and accrued payroll liabilities, and a $4.4 million increase in accounts payable.
Net cash used in operating activities of $17.9 million for fiscal 2024 reflects our net loss of $257.0 million, adjusted by non-cash items such as stock-based compensation expense of $202.4 million, amortization of deferred contract acquisition cost of $22.0 million, non-cash lease expense of $18.1 million, depreciation and amortization of $14.3 million, impairment of long-lived assets of $5.0 million, and provision for expected credit losses of $3.1 million, partially offset by net accretion of discount on marketable securities of $3.4 million and net cash outflows of $22.6 million from changes in our operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities primarily consisted of a $25.6 million increase in prepaid expenses and other current assets related to an increase in deferred contract acquisition costs, a $18.9 million decrease in operating lease liabilities, a $9.5 million increase in accounts receivable due to higher customer billings, a $5.2 million decrease in accrued expenses and other liabilities primarily from decreases in accrued payroll liabilities, a $0.6 million decrease in accounts payable, and a $0.5 million increase in other assets. These amounts were partially offset by a $37.6 million increase deferred revenue resulting from increased billings for subscriptions.
Investing Activities
Net cash used in investing activities of $6.1 million for fiscal 2025 consisted of $234.4 million in purchases of marketable securities, $6.7 million in capitalized internal-use software costs, and $5.6 million in purchases of property and equipment, offset by $240.6 million in maturities of marketable securities.
Net cash used in investing activities of $289.1 million for fiscal 2024 consisted of $319.1 million in purchases of marketable securities, $7.7 million in purchases of property and equipment, and $5.4 million in capitalized internal-use software costs, partially offset $43.1 million in maturities of marketable securities.

Financing Activities
Net cash used in financing activities of $58.1 million for fiscal 2025 consisted of $78.4 million in repurchases of common stock and $2.5 million in repayment of term loan, partially offset by $13.7 million in proceeds from employee stock purchase plan and $9.1 million in proceeds from exercise of stock options.
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
The following table summarizes our contractual obligations as of January 31, 2025:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 years	3 - 5 years	More than 5 Years
	(in thousands)
Operating lease commitments(1)	$322,395	$41,716	$81,166	$69,954	$129,559
Purchase commitments(2)	271,675	50,019	107,656	114,000	—
Total contractual obligations	$594,070	$91,735	$188,822	$183,954	$129,559
________________
(1)Consists of future non-cancelable minimum rental payments under operating leases for our offices. For further information regarding operating lease commitments, refer to Note 8. Leases.
(2)Consists of a 60-month contract with Amazon Web Services for hosting-related services and other non-cancellable purchase commitments with various parties primarily for software-based services. Refer to Note 7. Commitments and Contingencies for further details on related commitments.

In February 2019, we entered into a new lease agreement for office space in San Francisco, which commenced in May 2020 and expires in October 2033. As part of the agreement, we were required to issue a $17.0 million letter of credit upon access to the office space, which occurred in the year ended January 31, 2021. Future minimum lease payments related to this lease as of January 31, 2025 were $281.6 million. Our CEO acts as a personal guarantor to the lease for the full rent payments over the entire term of the lease should we default on our obligations.
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
Capitalized Software Development Costs
Software development costs consist of certain payroll and stock-based compensation costs incurred to develop functionality for our cloud-based platform and internally built software platforms, as well as certain upgrades and enhancements that are expected to result in enhanced functionality.
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
The assumptions are based on the following for each of the years presented:
•Expected volatility—Expected volatility is a measure of the amount by which the stock price is expected to fluctuate. The Company utilized the average historical volatility of a group of comparable publicly traded companies over a period equal to the expected term prior to sufficient historical volatility of our stock being available, and uses the historical volatility of our common stock to estimate expected volatility over the expected term for new awards.
•Expected term—Expected term represents the period that our stock-based awards are expected to be outstanding. The expected term assumptions are determined based on the vesting terms, exercise terms, and contractual lives of the awards. The expected term of the ESPP represents the period of time that purchase rights are expected to be outstanding.
•Risk-free rate—We use the U.S. Treasury yield for our risk-free interest rate that corresponds with the expected term.
•Dividend yield—We utilize a dividend yield of zero, as we do not currently issue dividends, nor do we expect to do so in the future.
•Fair value of common stock—Prior to our direct listing, we estimated the fair value of common stock. The fair value of common stock for purposes of ESPP purchases is based on the stock price on the first date of the respective offering period.
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
Interest Rate Risk
Our cash, cash equivalents, and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds, U.S. government securities, corporate bonds, agency bonds, and commercial paper. As of January 31, 2025 and January 31, 2024, we had cash and cash equivalents of $184.7 million and $236.7 million, respectively, and marketable securities of $282.2 million and $282.8 million, respectively. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. As of January 31, 2025, a hypothetical increase in interest rates for our investments by 100 basis points would not have a material impact on our consolidated financial statements.
Any borrowings under the revolving credit facility bear interest at a variable rate tied to the adjusted term SOFR, the prime rate, or the federal funds effective rate. As of January 31, 2025, we had $44.4 million outstanding under the credit facility. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations. As of January 31, 2025, a hypothetical increase of 100 basis points in interest rates for our revolving credit facility would not have a material impact on our consolidated financial statements.
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
As exchange rates may fluctuate significantly between periods, our non-U.S. dollar denominated revenue and operating expenses may also experience significant fluctuations between periods as we convert these to U.S. dollars. Volatile market conditions arising from the macro environment have and may in the future result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar has and may in the future negatively affect our revenue expressed in U.S. dollars. In the year ended January 31, 2025, 25% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins. We disclose the impact of realized foreign currency gains and losses within Note 12. Interest Income and Other Income (Expense), Net. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the years ended January 31, 2025 and 2024.
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

Item 8. Financial Statements and Supplementary Data

ASANA, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Asana, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Asana, Inc. and its subsidiaries (the "Company") as of January 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended January 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition
As described in Note 2 to the consolidated financial statements, the Company derives its revenues from subscription fees earned from customers accessing the platform. The Company accounts for revenue contracts with customers by applying the requirements of ASC 606, Revenue from Contracts with Customers. The Company’s subscription agreements generally have monthly or annual contractual terms and are billed in advance. Revenues are recognized ratably over the related contractual term beginning on the date that the platform is made available to a customer. The Company recognizes revenues ratably because the customer receives and consumes the benefits of the platform throughout the contractual period. For the year ended January 31, 2025, the Company’s revenue was $723.9 million.
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
March 18, 2025

We have served as the Company’s auditor since 2011.

ASANA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	As of January 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$184,728	$236,663
Marketable securities	282,156	282,801
Restricted cash	136	—
Accounts receivable, net	87,567	88,327
Prepaid expenses and other current assets	46,154	51,925
Total current assets	600,741	659,716
Property and equipment, net	95,836	96,543
Operating lease right-of-use assets	166,545	181,731
Other assets	28,293	23,970
Total assets	$891,415	$961,960
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,922	$6,907
Accrued expenses and other current liabilities	83,031	75,821
Deferred revenue, current	300,798	265,306
Operating lease liabilities, current	22,066	19,179
Total current liabilities	415,817	367,213
Term loan, net	39,291	43,618
Deferred revenue, noncurrent	2,005	5,916
Operating lease liabilities, noncurrent	201,733	215,084
Other liabilities	5,046	3,733
Total liabilities	663,892	635,564
Commitments and contingencies (Note 7)
Stockholders' equity
Common stock, $0.00001 par value; Class A common stock - 1,000,000 shares authorized as of January 31, 2025 and January 31, 2024; 147,476 and 139,239 shares issued and outstanding as of January 31, 2025 and January 31, 2024, respectively; Class B common stock - 500,000 shares authorized as of January 31, 2025 and January 31, 2024; 85,412 and 85,489 shares issued and outstanding as of January 31, 2025 and January 31, 2024, respectively	2	2
Additional paid-in capital	2,059,848	1,821,216
Accumulated other comprehensive loss	(3,851)	(236)
Accumulated deficit	(1,828,476)	(1,494,586)
Total stockholders’ equity	227,523	326,396
Total liabilities and stockholders’ equity	$891,415	$961,960
See accompanying Notes to Consolidated Financial Statements.

ASANA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended January 31,
	2025	2024	2023
Revenues	$723,876	$652,504	$547,212
Cost of revenues	77,193	64,524	56,559
Gross profit	646,683	587,980	490,653
Operating expenses:
Research and development	341,467	324,688	297,209
Sales and marketing	419,950	391,955	434,961
General and administrative	152,001	141,334	166,309
Total operating expenses	913,418	857,977	898,479
Loss from operations	(266,735)	(269,997)	(407,826)
Interest income and other income (expense), net	19,647	20,624	6,933
Interest expense	(3,683)	(3,952)	(2,000)
Loss before provision for income taxes	(250,771)	(253,325)	(402,893)
Provision for income taxes	4,765	3,705	4,875
Net loss	$(255,536)	$(257,030)	$(407,768)
Net loss per share:
Basic and diluted	$(1.11)	$(1.17)	$(2.04)
Weighted-average shares used in calculating net loss per share:
Basic and diluted	229,472	220,406	200,034
See accompanying Notes to Consolidated Financial Statements.

ASANA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended January 31,
	2025	2024	2023
Net loss	$(255,536)	$(257,030)	$(407,768)
Other comprehensive loss, net of tax:
Net unrealized gains (losses) on marketable securities	(2)	679	62
Change in foreign currency translation adjustments	(3,613)	(42)	(309)
Comprehensive loss	$(259,151)	$(256,393)	$(408,015)
See accompanying Notes to Consolidated Financial Statements.

ASANA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at January 31, 2022	188,298	$2	$1,034,252	$(626)	$(829,788)	$203,840
Issuance of common stock upon the exercise of options	2,021	—	5,754	—	—	5,754
Vesting of early exercised stock options	—	—	692	—	—	692
Repurchases of common stock	(1)	—	—	—	—	—
Issuance of common stock upon the vesting and settlement of restricted stock units	3,982	—	—	—	—	—
Issuance of common stock under employee share purchase plan	720	—	17,116	—	—	17,116
Issuance of common stock upon private placement—related party, net of issuance costs	19,273	—	347,289	—	—	347,289
Stock-based compensation expense	—	—	189,898	—	—	189,898
Net unrealized gains on marketable securities	—	—	—	62	—	62
Foreign currency translation adjustments	—	—	—	(309)	—	(309)
Net loss	—	—	—	—	(407,768)	(407,768)
Balances at January 31, 2023	214,293	$2	$1,595,001	$(873)	$(1,237,556)	$356,574

See accompanying Notes to Consolidated Financial Statements.

ASANA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - CONTINUED
(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at January 31, 2023	214,293	$2	$1,595,001	$(873)	$(1,237,556)	$356,574
Issuance of common stock upon the exercise of options	2,101	—	4,843	—	—	4,843
Vesting of early exercised stock options	—	—	109	—	—	109
Issuance of common stock upon the vesting and settlement of restricted stock units	7,456	—	(10)	—	—	(10)
Issuance of common stock under employee share purchase plan	878	—	15,069	—	—	15,069
Stock-based compensation expense	—	—	206,204	—	—	206,204
Net unrealized gains on marketable securities	—	—	—	679	—	679
Foreign currency translation adjustments	—	—	—	(42)	—	(42)
Net loss	—	—	—	—	(257,030)	(257,030)
Balances at January 31, 2024	224,728	$2	$1,821,216	$(236)	$(1,494,586)	$326,396
Issuance of common stock upon the exercise of options	3,716	—	9,101	—	—	9,101
Repurchases and retirement of common stock	(6,213)	—	—	—	(78,354)	(78,354)
Issuance of common stock upon the vesting and settlement of restricted stock units	9,538	—	(5)	—	—	(5)
Issuance of common stock under employee share purchase plan	1,119	—	13,665	—	—	13,665
Stock-based compensation expense	—	—	215,871	—	—	215,871
Net unrealized losses on marketable securities	—	—	—	(2)	—	(2)
Foreign currency translation adjustments	—	—	—	(3,613)	—	(3,613)
Net loss	—	—	—	—	(255,536)	(255,536)
Balances at January 31, 2025	232,888	$2	$2,059,848	$(3,851)	$(1,828,476)	$227,523
See accompanying Notes to Consolidated Financial Statements.

ASANA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended January 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(255,536)	$(257,030)	$(407,768)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Allowance for expected credit losses	3,190	3,140	1,918
Depreciation and amortization	17,543	14,344	12,669
Amortization of deferred contract acquisition costs	25,907	21,972	15,098
Stock-based compensation expense	211,271	202,418	188,962
Net (accretion) amortization of (discount) premium on marketable securities	(5,510)	(3,391)	62
Non-cash lease expense	17,967	18,090	15,595
Impairment of long-lived assets	6,785	5,009	—
Amortization of discount on revolving credit facility and term loan issuance costs	122	122	41
Changes in operating assets and liabilities:
Accounts receivable	(4,661)	(9,527)	(25,179)
Prepaid expenses and other current assets	(20,427)	(25,594)	(24,042)
Other assets	(4,400)	(468)	(4,108)
Accounts payable	4,443	(569)	(4,391)
Accrued expenses and other liabilities	6,604	(5,206)	25,539
Deferred revenue	31,581	37,623	59,375
Operating lease liabilities	(19,954)	(18,864)	(13,829)
Net cash provided by (used in) operating activities	14,925	(17,931)	(160,058)
Cash flows from investing activities
Purchases of marketable securities	(234,448)	(319,133)	(72,216)
Sales of marketable securities	—	18	—
Maturities of marketable securities	240,601	43,141	143,865
Purchases of property and equipment	(5,569)	(7,721)	(5,351)
Capitalized internal-use software costs	(6,713)	(5,440)	(1,806)
Net cash (used in) provided by investing activities	(6,129)	(289,135)	64,492
Cash flows from financing activities
Proceeds from term loan, net of issuance costs	—	—	49,555
Repayment of term loan	(2,500)	(3,125)	(38,333)
Proceeds from private placement—related party, net of offering costs	—	—	347,289
Repurchases of common stock	(78,354)	—	(9)
Proceeds from exercise of stock options	9,101	4,843	5,773
Proceeds from employee stock purchase plan	13,665	15,069	17,116
Taxes paid related to net share settlement of equity awards	(5)	(10)	—
Net cash (used in) provided by financing activities	(58,093)	16,777	381,391
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	(2,502)	389	335
Net increase (decrease) in cash, cash equivalents, and restricted cash	(51,799)	(289,900)	286,160
See accompanying Notes to Consolidated Financial Statements.

ASANA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(in thousands)

	Year Ended January 31,
	2025	2024	2023
Cash, cash equivalents, and restricted cash
Beginning of period	236,663	526,563	240,403
End of period	$184,864	$236,663	$526,563
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$184,728	$236,663	$526,563
Restricted cash	136	—	—
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$184,864	$236,663	$526,563

Supplemental cash flow data
Cash paid for income taxes	$4,254	$3,354	$4,325
Cash paid for interest	$5,938	$3,609	$1,657
Supplemental non-cash investing and financing information
Purchase of property and equipment in accounts payable and accrued expenses	$633	$140	$598
Vesting of early exercised stock options	$—	$109	$692
Stock-based compensation expense capitalized for software development	$4,596	$3,778	$959

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
Fiscal Year
The Company’s fiscal year ends on January 31. For example, references to fiscal 2025, 2024, and 2023 refer to the fiscal year ended January 31, 2025, January 31, 2024, and January 31, 2023, respectively.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Estimates and assumptions reflected in the consolidated financial statements include, but are not limited to, revenue recognition, the useful lives and carrying values of long-lived assets, the fair value of common stock for periods prior to the direct listing, stock-based compensation expense, the period of benefit for deferred contract acquisition costs, income taxes, and the valuation of right-of-use assets. Actual results could differ from those estimates.
Risks and Uncertainties
Global macroeconomic events including inflation, fluctuating interest rates, bank failures, supply chain disruptions, fluctuations in currency exchange rates, tariffs and changes in trade agreements, and global armed conflicts, including between Ukraine and Russia and in the Middle East, have led to economic uncertainty. These macroeconomic conditions have and are likely to continue to have adverse effects on the rate of global information technology (“IT”) spending, including the buying patterns of the Company’s customers and prospective customers.
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
Revenue Recognition
The Company primarily derives its revenues from subscription fees earned from customers accessing the Company’s products via its platform. The Company’s policy is to exclude sales and other indirect taxes when measuring the transaction price of its subscription agreements. The Company accounts for revenue contracts with

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
customers by applying the requirements of ASC 606, Revenue from Contracts with Customers, which includes the following steps:
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
Advertising Expenses
Advertising expenses are charged to sales and marketing expense in the consolidated statements of operations as incurred. Advertising expenses were $75.0 million, $79.4 million, and $118.1 million for the years ended January 31, 2025, 2024, and 2023, respectively.
Stock‑Based Compensation Expense
The Company records stock-based compensation expense for all stock-based awards, including stock options, purchase rights issued under the 2020 Employee Stock Purchase Plan (“ESPP”), and restricted stock units (“RSUs”), made to employees, non-employees, and directors based on estimated fair values recognized over the requisite service period. The fair value of stock options granted and purchase rights issued under the ESPP for purposes of calculating stock-based compensation expense is estimated on the grant date using the Black-Scholes pricing model. The Black-Scholes pricing model requires the Company to make assumptions and judgments about the inputs used in the calculation, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, risk-free interest rate, and expected dividend yield. The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The expected term assumptions are determined based on the vesting terms, exercise terms, and contractual lives of the options. The Company utilized the average historical volatility of a group of comparable publicly traded companies over a period equal to the expected term when sufficient historical volatility of its common stock was not available and uses the historical volatility of its common stock to estimate expected volatility over the expected term for new awards. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company’s expected dividend yield input is zero as it has not historically paid, nor does it expect in the future to pay, cash dividends on its common stock. Stock-based compensation expense for RSUs is measured based on the fair value of the Company’s common stock on the date of grant.
Stock-based compensation expense is recognized as expense over the requisite service period, which is generally the vesting period of the respective award. The Company uses the straight-line method for expense attribution and accounts for forfeitures as they occur.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Foreign Currency Translation and Transactions
The functional currency of each of the Company’s wholly owned subsidiaries is the applicable local currency or the U.S. dollar. The translation of foreign currencies into U.S. dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the balance sheet date and for revenues and expense accounts using average foreign currency exchange rates during the period. Capital accounts are translated at historical foreign currency exchange rates. Translation gains and losses are included in stockholders’ equity as a component of accumulated other comprehensive loss. Adjustments that arise from foreign currency exchange rate changes on transactions denominated in a currency other than the functional currency are included in interest income and other income (expense), net on the consolidated statements of operations and were not material for the years ended January 31, 2025, 2024, and 2023.
Segment Information
The Company manages its operations and allocates resources as a single operating and reportable segment. The Company primarily generates revenues from subscriptions from paying customers accessing its cloud-based platform.
The Company’s chief operating decision-maker is its Chief Executive Officer (“CEO”), who reviews financial information regularly provided on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources.
The Company’s CEO assesses performance and decides how to allocate resources based on consolidated net income or loss that is reported on the Company’s consolidated statements of operations. The CEO uses consolidated net income or loss for purposes of evaluating return on assets and determining investment opportunities related to the Company's platform, product development, or sales and marketing. The CEO reviews consolidated expense information for each period based on the classifications presented on the Company's consolidated statements of operations, including cost of revenues, research and development, sales and marketing, general and administrative, interest income and other income (expense), net, interest expense, and provision for income taxes. For information regarding the Company’s depreciation and amortization expense see Note 5. Balance Sheet Components, for information regarding interest income, see Note 12. Interest Income and Other Income (Expense), Net and for information regarding the Company’s revenues and long-lived assets by geographic area, see Note 14. Geographic Information in these consolidated financial statements.
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
The Company holds restricted cash for the future payment of voluntary disability insurance claims. The Company had $0.1 million of restricted cash as of January 31, 2025 and no restricted cash as of January 31, 2024.
Available-for-sale Investments
The Company’s marketable securities are primarily comprised of U.S. government securities, commercial paper, corporate bonds, and U.S. agency bonds with an original contractual maturity or a remaining maturity at the time of purchase of greater than three months and no more than 37 months. The Company classifies its securities as available-for-sale at the time of purchase and reevaluates such classification at each balance sheet date. The Company may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies its marketable securities, including securities with stated maturities beyond twelve months, within current assets in the consolidated balance sheets.
Available-for-sale securities are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive loss as a separate component of stockholders’ equity until realized. Unrealized gains and losses

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
for any marketable securities that management intends to sell or is more likely than not that management will be required to sell prior to their anticipated recovery are recorded in interest income and other income (expense), net. Interest receivable on these securities is presented in prepaid expenses and other current assets on the consolidated balance sheets. Realized gains and losses, other-than-temporary impairments, and the recognition of expected credit losses, if any, on available-for-sale securities are recognized upon sale and are included in interest income and other income (expense), net in the consolidated statements of operations. The cost of securities sold is based on the specific identification method. Marketable securities are reviewed periodically to identify possible other-than-temporary impairments or expected credit losses. No impairment or credit loss has been recorded on the Company’s marketable securities during the years ended January 31, 2025, 2024, or 2023.
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
The Company’s allowance for expected credit losses was $1.6 million and $2.3 million as of January 31, 2025 and 2024, respectively.
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
The Company grants credit to customers in the normal course of business. For the years ended January 31, 2025, 2024, and 2023, there were no individual customers that accounted for 10% or more of the Company’s revenues. The Company had no customers that accounted for 10% or more of accounts receivable at January 31, 2025 and 2024.
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

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The carrying amount of certain financial instruments, including accounts receivable, accounts payable, and accrued liabilities approximates their fair values due to their short-term nature.
Lease Obligations
The Company determines if an arrangement is a lease at inception by determining if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration and other facts and circumstances. Right-of-use (“ROU”) assets and operating lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As the Company’s leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is a hypothetical rate based on the Company’s understanding of what its credit rating would be. The ROU assets also include any lease payments made prior to commencement and are recorded net of any lease incentives received. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The lease agreements may contain variable costs such as common area maintenance, insurance, real estate taxes or other costs. Variable lease costs are expensed as incurred on the consolidated statements of operations. The Company’s lease agreements generally do not contain any residual value guarantees, restrictions, or covenants.
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
Capitalized Internal-Use Software
The Company capitalizes certain internal software development costs, consisting primarily of direct labor associated with creating the internally developed software. Capitalized costs are amortized using the straight-line method over the estimated useful life of the software once it is ready for its intended use. The Company believes the straight-line recognition method best approximates the manner in which the expected benefit will be derived. The capitalized internal-use software costs are presented within property and equipment, net on the consolidated balance sheets and amortization of internal-use software costs are included in cost of revenues in the consolidated statements of operations.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset groups may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company recorded an impairment charge of $6.8 million and $5.0 million during the years ended January 31, 2025 and 2024, respectively, related to the ROU assets and underlying property and equipment associated with its subleased office spaces, which is further described in Note 8. Leases to the consolidated financial statements. The Company recorded no impairment charge during the year ended January 31, 2023.
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
Net Loss Per Share
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The Company’s early exercised stock options are considered to be participating securities because all holders are entitled to receive a non-cumulative dividend on a pari passu basis in the event that a dividend is paid on the common stock.
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
Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of stock options, ESPP, and RSUs. As the Company has reported losses for all periods presented, all potentially dilutive securities are anti-dilutive, and accordingly, basic net loss per share equaled diluted net loss per share.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company adopted the guidance effective for its fiscal year 2025 Annual Report on Form 10-K and has made the required disclosures.
Recently Issued Accounting Pronouncements Not Yet Adopted
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
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40),” and in January 2025, the FASB issued ASU 2025-01, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”, which requires that public entities disclose, on an annual and interim basis, disaggregated information about specific expense categories (including employee compensation, depreciation, and amortization) presented on the face of the income statement. As clarified by ASU 2025-01, the guidance is effective for the Company’s fiscal years beginning February 1, 2027 and interim reporting periods within annual reporting periods beginning February 1, 2028. The Company is currently evaluating the impact of adoption of the standard on its consolidated financial statements and related disclosures.
Note 3.    Revenue
Deferred Revenue and Remaining Performance Obligations
The Company recognized $266.4 million, $227.5 million, and $170.1 million of revenues during the years ended January 31, 2025, 2024, and 2023, respectively, that were included in the deferred revenue balance at the beginning of the respective period.
Deferred revenue that will be recognized within the next twelve months is recorded as current deferred revenue, and the remaining portion is recorded as noncurrent. As of January 31, 2025, the Company’s remaining performance obligations from contracts with customers was $430.8 million, of which the Company expects to recognize approximately 81% as revenues over the next 12 months and the remainder thereafter.
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
The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Year Ended January 31,
	2025	2024	2023
Beginning balance	$39,381	$36,583	$22,771
Capitalization of contract acquisition costs	27,044	24,770	28,910
Amortization of deferred contract acquisition costs	(25,907)	(21,972)	(15,098)
Ending balance	$40,518	$39,381	$36,583

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarizes the outstanding balances of deferred contract acquisition costs (in thousands):

	As of January 31,
	2025	2024
Deferred contract acquisition costs, current	$22,414	$21,594
Deferred contract acquisition costs, noncurrent	18,104	17,787
Total deferred contract acquisition costs	$40,518	$39,381
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
Note 4.    Fair Value Measurements
The following table summarizes, for assets measured at fair value, the respective fair value and classification by level of input within the fair value hierarchy (in thousands):

	As of January 31, 2025
	Level 1	Level 2	Level 3	Total
Current Assets
Cash equivalents
Money market funds	$88,251	$—	$—	$88,251
Total cash equivalents	$88,251	$—	$—	$88,251
Marketable securities
U.S. Treasury securities	$155,166	$—	$—	$155,166
Corporate bonds	—	106,009	—	106,009
U.S. agency bonds	—	20,981	—	20,981
Total marketable securities	$155,166	$126,990	$—	$282,156
Total assets	$243,417	$126,990	$—	$370,407

	As of January 31, 2024
	Level 1	Level 2	Level 3	Total
Current Assets
Cash equivalents
Money market funds	$89,561	$—	$—	$89,561
Commercial paper	—	4,991	—	4,991
Total cash equivalents	$89,561	$4,991	$—	$94,552
Marketable securities
U.S. Treasury securities	$162,328	$—	$—	$162,328
Commercial paper	—	11,670	—	11,670
Corporate bonds	—	72,608	—	72,608
U.S. agency bonds	—	36,195	—	36,195
Total marketable securities	$162,328	$120,473	$—	$282,801
Total assets	$251,889	$125,464	$—	$377,353

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
There were no transfers of financial assets or liabilities into or out of Level 3 during the years ended January 31, 2025 and 2024.
The following table summarizes the Company's investments in marketable securities on the consolidated balance sheets (in thousands):

	As of January 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current Assets
U.S. Treasury securities	$155,017	$254	$(105)	$155,166
Corporate bonds	105,532	487	(10)	$106,009
U.S. agency bonds	20,935	52	(6)	$20,981
Total marketable securities	$281,484	$793	$(121)	$282,156

	As of January 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current Assets
U.S. Treasury securities	$162,485	$85	$(242)	$162,328
Commercial paper	11,645	25	—	11,670
Corporate bonds	71,930	695	(17)	72,608
U.S. agency bonds	36,067	128	—	36,195
Total marketable securities	$282,127	$933	$(259)	$282,801
The following table presents the contractual maturities of the Company’s marketable securities as of January 31, 2025 (in thousands):

	As of January 31, 2025
	Amortized Cost	Estimated Fair Value
Due within one year	$131,279	$131,497
Due within one to three years	150,205	150,659
Total	$281,484	$282,156
The Company periodically evaluates its investments for expected credit losses. The Company had certain available-for-sale investment securities in a gross unrealized loss position, substantially all of which had been in such position for less than 12 months. The unrealized losses on the available-for-sale securities were primarily due to unfavorable changes in interest rates subsequent to the initial purchase of these securities. The Company expects to recover the full carrying value of its available-for-sale securities in an unrealized loss position as it does not intend or anticipate a need to sell these securities prior to recovering the associated unrealized losses. The Company also expects any credit losses would be immaterial based on the high-grade credit rating for each of such available-for-sale securities. As a result, the Company does not consider any portion of the unrealized losses as of January 31, 2025 or January 31, 2024 to represent credit losses.
In April 2020 and November 2022, the Company entered into credit agreements (the “April 2020 Senior Secured Term Loan” and “November 2022 Senior Secured Credit Facility” as defined in Note 6. Debt) with Silicon Valley Bank (“SVB”). The credit facilities are carried at amortized cost, which approximated their fair values as of January 31, 2025 and January 31, 2024. If the credit facilities were measured at fair value in the financial statements, they would be classified as Level 2 in the fair value hierarchy. The April 2020 Senior Secured Term Loan was repaid in full and terminated in November 2022. On March 27, 2023, First Citizens BancShares, Inc. announced that

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
it entered into an agreement to purchase assets and liabilities of SVB, inclusive of the November 2022 Senior Secured Credit Facility.
Note 5.    Balance Sheet Components
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	As of January 31,
	2025	2024
Leasehold improvements	$104,150	$100,795
Capitalized internal-use software	35,112	24,061
Furniture and fixtures	12,689	11,732
Desktop and other computer equipment	2,828	2,122
Construction in progress	497	326
Total gross property and equipment	155,276	139,036
Less: Accumulated depreciation and amortization	(59,440)	(42,493)
Total property and equipment, net	$95,836	$96,543
Depreciation and amortization expense for the years ended January 31, 2025, 2024, and 2023 was $17.5 million, $14.3 million, and $12.7 million, respectively.
The changes in the carrying value of capitalized internal-use software costs for the periods presented below are as follows (in thousands):

Amount
Balance as of February 1, 2023	$4,035
Capitalization of internal-use software costs	9,056
Amortization of internal-use software costs	(2,570)
Balance as of January 31, 2024	$10,521
Capitalization of internal-use software costs	11,052
Amortization of internal-use software costs	(4,994)
Balance as of January 31, 2025	$16,579
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of January 31,
	2025	2024
Prepaid expenses	$17,437	$25,029
Deferred contract acquisition costs, current	22,414	21,594
Other current assets	6,303	5,302
Total prepaid expenses and other current assets	$46,154	$51,925

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,
	2025	2024
Accrued payroll liabilities	$22,623	$19,219
Accrued sales and value-added taxes	13,140	10,770
Accrued taxes for fringe benefits	13,055	9,452
Accrued advertising expenses	5,862	9,276
Accrued consulting expenses	5,297	4,287
Other current liabilities	23,054	22,817
Total accrued expenses and other current liabilities	$83,031	$75,821
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
Pursuant to the terms of the November 2022 Senior Secured Credit Facility, the Company may issue letters of credit which may reduce the total amount available for borrowing under the revolving credit facility. Additionally, the Company is required to pay an annual commitment fee that accrues at a rate of 0.15% per annum on the unused portion of the borrowing commitments under the revolving credit facility. The Company had an aggregate of $21.6 million of letters of credit outstanding under the revolving credit facility as of January 31, 2025, and the Company’s total available borrowing capacity under the revolving credit facility was $78.4 million as of January 31, 2025.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of January 31, 2025, $50.0 million was drawn and $44.4 million was outstanding under the November 2022 Senior Secured Credit Facility. As of January 31, 2025, the Company was in compliance with all financial covenants.
In conjunction with the close of the November 2022 Senior Secured Credit Facility, the Company paid upfront issuance fees of $0.4 million. The upfront fees are amortized over the remaining term of the agreement. As of January 31, 2025, the Company had $0.1 million remaining of upfront issuance fees allocated to the revolving credit facility presented in the Company’s consolidated balance sheet within other assets.
The net carrying amounts of the November 2022 Senior Secured Credit Facility were as follows (in thousands):

	As of January 31,
	2025	2024
Principal	$44,375	$46,875
Accrued interest	299	297
Unamortized loan issuance costs	(84)	(132)
Net carrying amount	$44,590	$47,040

Term loan, current	$5,299	$3,422
Term loan, noncurrent	$39,291	$43,618
The net carrying amount of the current portion of the term loan is presented within accrued expenses and other current liabilities in the consolidated balance sheets.
The expected future principal payments for all borrowings as of January 31, 2025 is as follows (in thousands):

Fiscal year ending January 31,	Expected Principal Payments
2026	$5,000
2027	39,375
Total expected future principal payments	$44,375
Note 7.    Commitments and Contingencies
Standby Letters of Credit
As of January 31, 2025 and 2024, the Company had several letters of credit outstanding related to its operating leases totaling $21.6 million and $21.4 million, respectively. The letters of credit expire at various dates between 2025 and 2034.
Purchase Commitments
In November 2024, the Company entered into a 60-month contract with Amazon Web Services (“AWS”) for hosting-related services, which replaced the Company’s prior agreement with AWS and terminated the remaining commitments under the prior agreement. Pursuant to the terms of the November 2024 contract with AWS, the Company is required to spend $255.0 million over the term of the contract between December 2024 to November 2029. The commitment may be offset by up to $4.2 million in credits, of which $3.7 million are subject to the Company meeting certain conditions of the agreement. As of January 31, 2025, the Company had purchase commitments remaining of $249.5 million under this contract, which are not reflected on the Company’s consolidated balance sheet as of January 31, 2025. Future commitments under this contract as of January 31, 2025, are as follows (in thousands):

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal year ending January 31,	Purchase Commitments
2026	$36,481
2027	45,000
2028	54,000
2029	56,000
2030 and thereafter	58,000
Total remaining purchase commitments	$249,481
As of January 31, 2025, the Company had purchase commitments remaining of $22.2 million with various parties primarily for software-based services which are not reflected on the Company’s consolidated balance sheets.
Indemnification Agreements
The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against any liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual.
Additionally, in the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which it agrees to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. For the years ended January 31, 2025, 2024, and 2023 no demands have been made upon the Company to provide indemnification under such agreements, and there are no claims that the Company is aware of that could have a material adverse effect on its financial position, results of operations, or cash flows.
Contingencies
From time to time in the normal course of business, the Company may be subject to various claims and other legal matters arising in the ordinary course of business. As of January 31, 2025 and 2024, the Company believes that none of its current legal proceedings would have a material adverse effect on its financial position, results of operations, or cash flows.
Note 8.    Leases
The Company leases real estate facilities under non-cancelable operating leases with various expiration dates through fiscal 2034. The Company has no lease agreements that are classified as finance leases.
The components of lease costs, lease term, and discount rate for operating leases are as follows:

	Year Ended January 31,
	2025	2024	2023
Operating lease costs (in thousands)	$39,681	$40,897	$36,542
Short-term lease costs (in thousands)	1,842	3,488	2,946
Variable lease costs (in thousands)	(491)	2,663	2,269
Total lease costs	$41,032	$47,048	$41,757

Weighted-average remaining lease term (in years)	7.9	8.8	10.2
Weighted-average discount rate	9.5%	9.5%	9.6%

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental cash flow information related to operating leases are as follows (in thousands):

	Year Ended January 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$41,621	$41,389	$34,816
Right-of-use assets obtained in exchange for new operating lease liabilities	$8,534	$29,887	$17,809
Right-of-use reductions related to operating lease impairments	$6,708	$4,900	$—
Future minimum lease payments (net of tenant improvement receivables) under non-cancelable operating leases with initial lease terms in excess of one year included in the Company’s total operating lease liabilities as of January 31, 2025, are as follows (in thousands):

Fiscal year ending January 31,	Operating Lease Payments (Net)
2026	$41,716
2027	41,379
2028	39,787
2029	36,784
2030 and thereafter	162,729
Total undiscounted operating lease payments	322,395
Less: imputed interest	(98,596)
Total operating lease liabilities	$223,799
During the years ended January 31, 2025 and 2024, the Company executed subleases for a portion of its corporate office space in San Francisco, California. The Company evaluated the associated asset group for impairment, which included the ROU assets and underlying property and equipment for the lease. The Company compared the expected future undiscounted cash flows to the carrying value and determined the respective asset group was not recoverable. The Company calculated the fair value based on the present value of the estimated cash flows from the subleases for the remaining lease terms and compared the estimated fair value to its carrying value, which resulted in a $6.8 million and $5.0 million, respectively, consolidated impairment charge. The fair value of the operating lease ROU assets and associated property and equipment was estimated as of the sublease execution date using Level 3 inputs based on an income approach by converting future sublease cash inflows and outflows to a single present value. Estimated cash flows were discounted at a rate commensurate with the inherent risks associated with the asset group to arrive at an estimate of fair value. The impairment charge was included in general and administrative expenses in the consolidated statements of operations.
The subleases entered into during the years ended January 31, 2025 and 2024 have a lease term of four and five years, respectively, and have been classified as operating leases by the Company. Sublease income was $1.8 million and $0.8 million for the year ended January 31, 2025 and 2024, respectively. There was no sublease income for the year ended January 31, 2023. The Company recognizes sublease income as a reduction of lease expense in the Company’s consolidated statements of operations.
As of January 31, 2025, the Company has commitments of $2.3 million for an operating lease that has not yet commenced, and therefore is not included in the ROU asset or operating lease liabilities. The foregoing operating lease will commence in the fourth quarter of fiscal 2026, with a lease term of seven years.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Operating lease amounts in the table above do not include sublease income payments of $10.0 million. As of January 31, 2025, the future total minimum sublease payments to be received were as follows (in thousands):

Fiscal year ending January 31,	Sublease Payments to be Received
2026	$2,437
2027	2,777
2028	2,861
2029	1,877
Total sublease income to be received	$9,952
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended January 31,
	2025	2024	2023
Numerator:
Net loss	$(255,536)	$(257,030)	$(407,768)
Denominator:
Weighted-average shares used in calculating net loss per share, basic and diluted	229,472	220,406	200,034
Net loss per share, basic and diluted	$(1.11)	$(1.17)	$(2.04)
The potential shares of common stock that were excluded from the computation of diluted net loss per share for the period presented because including them would have been anti-dilutive are as follows (in thousands):

	Year Ended January 31,
	2025	2024	2023
Stock options	6,071	9,788	11,941
Restricted stock units	21,521	17,190	14,591
Early exercised stock options	—	—	28
Shares issuable pursuant to the 2020 Employee Stock Purchase Plan	642	485	528
Total	28,234	27,463	27,088
Note 10.    Stockholders’ Equity
Common Stock
There are two classes of common stock that total 1,500,000,000 authorized shares: 1,000,000,000 authorized shares of Class A common stock and 500,000,000 authorized shares of Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 10 votes per share and is convertible into one share of Class A common stock. Prior to the Company’s direct listing, which was completed on September 30, 2020, all 73,577,455 outstanding shares of redeemable convertible preferred stock were converted into an equivalent number of shares of Class B common

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
stock. There were 147,476,415 shares of Class A common stock and 85,411,680 shares of Class B common stock issued and outstanding as of January 31, 2025. There were 139,238,565 shares of Class A common stock and 85,489,359 shares of Class B common stock issued and outstanding as of January 31, 2024.
All changes in the number of shares of common stock outstanding for the years ended January 31, 2025 and 2024, were related to changes in Class A common stock, other than conversions of Class B common stock into an equivalent number of shares of Class A common stock.
Private Placement—Related Party
In September 2022, the Company issued and sold 19,273,127 shares of its Class A common stock to the Company’s CEO in a private placement transaction at a purchase price of $18.16 per share, based on the closing trading price of the Company’s Class A common stock on September 2, 2022, for aggregate gross proceeds of approximately $350 million. The Company incurred issuance costs related to the private placement of $2.7 million. The Company recorded the proceeds (net of issuance costs) of $347.3 million as additional paid-in capital within the consolidated statements of stockholders’ equity for the year ended January 31, 2023.
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

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options
Option activity under the Company’s combined stock plans is set forth below (in thousands, except years and per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balances at January 31, 2024	9,788	$3.09	4.2	$140,292
Options granted	—	—
Options exercised	(3,716)	2.45
Options forfeited	(1)	7.49
Balances at January 31, 2025	6,071	3.48	3.6	$108,457
Vested and exercisable at January 31, 2025	5,921	3.51	3.6	$105,589
Vested and expected to vest at January 31, 2025	6,071	3.48	3.6	$108,457
The total intrinsic value of options exercised during the periods presented were as follows:

	Year Ended January 31,
	2025	2024	2023
Aggregate intrinsic value of options exercised (in thousands)	$61,023	$38,757	$52,687
Early Exercise of Employee Options
The 2009 Plan and 2012 Plan allow for the early exercise of stock options. The consideration received for an early exercise of an option is considered to be a deposit of the exercise price, and the related dollar amount is recorded as a liability and reflected in accrued expenses and other current liabilities and other liabilities in the consolidated balance sheets. This liability is reclassified to additional paid-in capital as the awards vest. If a stock option is early exercised, the unvested shares may be repurchased by the Company in case of employment termination at the price paid by the purchaser for such shares. No shares were subject to repurchase as of January 31, 2025 and 2024.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units
The Company’s RSU activity is set forth below (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested RSUs at January 31, 2024	17,190	$23.04	$299,450
RSUs granted	18,524	16.23
RSUs vested	(9,358)	21.94
RSUs cancelled/forfeited	(4,835)	19.55
Unvested RSUs at January 31, 2025	21,521	18.44	$459,258
RSUs vested, not yet released at January 31, 2025	626	33.07
The weighted-average grant date fair value of RSUs granted during the years ended January 31, 2025, 2024, and 2023 was $16.23, $20.01, and $20.31, respectively. The total grant date fair value of RSUs vested during the years ended January 31, 2025, 2024, and 2023 was $205.3 million, $189.8 million, and $172.3 million, respectively.
Stock-Based Compensation Expense
Stock-based compensation expense for stock-based awards to employees and non-employees in the Company’s consolidated statements of operations for the periods below were as follows (in thousands):

	Year Ended January 31,
	2025	2024	2023
Cost of revenues	$1,387	$1,549	$1,658
Research and development	115,953	112,619	100,083
Sales and marketing	64,320	59,217	58,504
General and administrative	29,611	29,033	28,717
Total stock-based compensation expense	$211,271	$202,418	$188,962
The stock-based compensation expense related to awards granted to non-employees for the years ended January 31, 2025, 2024, and 2023 were not material.
Total unrecognized stock-based compensation expense related to unvested awards not yet recognized under all equity compensation plans was as follows:

	As of January 31, 2025
	Unrecognized Expense (in thousands)	Weighted-Average Expected Recognition Period (in years)
Stock options	$172	3.0
RSUs	361,608	2.7
Total unrecognized stock-based compensation expense	$361,780	2.7

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of January 31, 2024
	Unrecognized Expense (in thousands)	Weighted-Average Expected Recognition Period (in years)
Stock options	$285	3.7
RSUs	358,188	2.9
Total unrecognized stock-based compensation expense	$358,473	2.9
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
During the years ended January 31, 2025, 2024, and 2023 the Company recognized $12.5 million, $11.4 million, and $12.8 million respectively, of stock-based compensation expense related to the ESPP. The Company withheld $6.6 million and $7.2 million as of January 31, 2025 and 2024, respectively, in contributions from employees. As of January 31, 2025, total unrecognized compensation cost related to the ESPP was $9.0 million, which will be amortized over a weighted-average vesting term of 1.09 years.
The following assumptions were used to calculate the fair value of shares to be granted under the ESPP during the period:

Year Ended January 31,
	2025	2024	2023
Risk-free interest rate	3.5% - 4.5%	4.1% - 5.5%	0.9% - 4.0%
Expected term	0.5 - 2.0 years	0.5 - 2.0 years	0.5 - 2.0 years
Dividend yield	—%	—%	—%
Expected volatility	48.8% - 65.0%	39.3% - 60.3%	46.2% - 64.1%
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

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
using the Company’s working capital and is expected to continue through June 30, 2025, unless extended or shortened by the board of directors.
The following table summarizes the stock repurchase activity under the Company’s stock repurchase program (in thousands, except per share data):

Year Ended January 31,
2025
Number of shares repurchased	6,213
Weighted-average price per share	$12.61
Aggregate purchase price	$78,354
During the years ended January 31, 2024 and 2023, the Company did not have a stock repurchase program.
As of January 31, 2025, $71.6 million remained available for future stock repurchases under the stock repurchase program. All shares of Class A common stock subsequently repurchased were retired. Upon retirement, the par value of the common stock repurchased was deducted from common stock and any excess of repurchase price over par value was recorded entirely to accumulated deficit in the consolidated balance sheets.
Note 11.    Employee Benefit Plans
In January 2011, the Company adopted a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees within the United States who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company’s contributions to the plan may be made at the discretion of the board of directors. During the fiscal year ended January 31, 2025, the Company began matching participant’s contributions up to a certain maximum amount. The matching contribution expense for the year ended January 31, 2025 was not material and there were no matching contribution expense for the years ended January 31, 2024 and 2023. Additionally, the Company engages in required pension plans of respective countries in which operations exist.
Note 12.    Interest Income and Other Income (Expense), Net
Interest income and other income (expense), net consist of the following (in thousands):

	Year Ended January 31,
	2025	2024	2023
Interest income	$19,849	$21,128	$7,910
Unrealized gains (losses) on foreign currency transactions	618	(164)	801
Other non-operating expense	(820)	(340)	(1,778)
Total interest income and other income (expense), net	$19,647	$20,624	$6,933
Other non-operating expense consists primarily of realized foreign currency gains and losses on transactions in the periods presented.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13.    Income Taxes
The components of the provision for income taxes were as follows (in thousands):

	Year Ended January 31,
	2025	2024	2023
Current:
United States	$—	$—	$—
State	121	318	45
Foreign	4,295	3,239	4,009
Total current	$4,416	$3,557	$4,054
Deferred:
United States	$—	$—	$—
State	—	—	—
Foreign	349	148	821
Total deferred	349	148	821
Total provision for income taxes	$4,765	$3,705	$4,875
The components of income (loss) before income taxes were as follows (in thousands):

	Year Ended January 31,
	2025	2024	2023
United States	$(261,057)	$(262,894)	$(413,505)
Foreign	10,286	9,569	10,612
Total	$(250,771)	$(253,325)	$(402,893)
The reconciliation between the statutory federal income tax and the Company’s effective tax rates as a percentage of loss before income taxes were as follows:

	Year Ended January 31,
	2025	2024	2023
Federal tax rate	21.0%	21.0%	21.0%
Stock-based compensation expense	(3.3)	(3.6)	(2.4)
Change in valuation allowance	(21.2)	(21.4)	(23.1)
Transaction costs	—	—	(0.1)
Research and development credits	7.4	3.5	4.9
U.S. taxation of foreign income and payments	(3.9)	—	—
Other	(1.9)	(1.0)	(1.5)
Effective income tax rate	(1.9)%	(1.5)%	(1.2)%

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The major components of deferred tax assets (liabilities) were as follows (in thousands):

	As of January 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$284,870	$285,152
Research and development tax credits	123,900	96,548
Stock-based compensation	12,090	14,552
Reserves and accrued expenses	6,815	7,860
Operating lease liabilities	52,849	56,532
R&D expense capitalization under Sec. 174	169,447	125,080
Other	34	—
Total deferred tax assets	650,005	585,724
Valuation allowance	(601,313)	(532,423)
Total deferred tax assets, net of valuation allowance	48,692	53,301
Deferred tax liabilities:
Right of use asset	(39,286)	(43,320)
Deferred commissions	(8,634)	(8,588)
Depreciation and amortization	(2,354)	(2,704)
Total deferred tax liabilities	(50,274)	(54,612)
Net deferred tax liabilities	$(1,582)	$(1,311)
Deferred tax assets and liabilities are presented in the accompanying consolidated balance sheet within other assets and other liabilities. The valuation allowance increased by $68.9 million, $61.9 million, and $113.6 million during the years ended January 31, 2025, 2024, and 2023, respectively. The increase in the valuation allowance during the years ended January 31, 2025, 2024, and 2023 were primarily driven by research and development expense capitalization under Sec. 174, loss carryforwards, and tax credits generated in the United States. As of January 31, 2025, 2024, and 2023, the Company believes it is not more likely than not that the deferred tax assets will be fully realizable and continues to maintain a full valuation allowance against its net deferred tax assets.
As of January 31, 2025, the Company had federal and state net operating loss carryforwards of $1,145.5 million and $723.6 million, respectively. The federal and state net operating losses, if not used, will begin to expire in 2029. Federal net operating losses generated after January 31, 2018 will carry forward indefinitely.
As of January 31, 2025, the Company has federal and California research and development tax credit carryforwards of $109.7 million and $69.7 million, respectively. The federal research and development tax credits, if not used, will begin to expire in 2030, while the state tax credit carryforwards may be carried forward indefinitely.
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
Under the Tax Cuts and Jobs Act of 2017 (“TCJA”), research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. This tax

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
law change did not result in any U.S. federal tax liability due to the use of existing U.S. federal net operating loss carryforwards. It did result in incremental state tax liability and expense due to limitations on the use of existing state net operating loss carryforwards. The TCJA also included a tax on global intangible low-taxed income (“GILTI”) earned by foreign subsidiaries. We elected to account for the income tax effects of GILTI as a period cost in the year the tax is incurred. Finally, the TCJA included the Base Erosion and Anti-Abuse Tax (“BEAT”). The Company expects to make certain elections to be excluded from the definition of applicable taxpayer under BEAT, and the impact is reflected in the ETR as a part of “U.S. taxation of foreign income and payments.”
The Pillar Two Global Anti-Base Erosion rules issued by the Organization for Economic Co-operation and Development (“OECD”), a global policy forum, introduced a global minimum tax of 15%. Nearly all OECD member jurisdictions have agreed in principle to adopt the OECD’s Pillar Two provisions, though implementation timelines vary. Numerous jurisdictions, including some jurisdictions where the Company operates, have enacted these rules, with many taking effect as of January 1, 2024. The Company is not currently subject to these rules but is continuing to evaluate the Pillar Two Framework and its potential impact on future periods.
Foreign withholding taxes have not been provided for the cumulative undistributed earnings of the Company’s foreign subsidiaries as of January 31, 2025 due to the Company’s intention to permanently reinvest such earnings.
No liability related to uncertain tax positions is recorded in the financial statements due to the fact the liabilities have been netted against deferred attribute carryovers.
A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits was as follows (in thousands):

	As of January 31,
	2025	2024
Balance at the beginning of the year	$34,960	$31,738
Increases - current period tax positions	7,387	5,444
Increases - prior period tax positions	2,499	—
Decreases - prior period tax positions	—	(2,222)
Balance at the end of the year	$44,846	$34,960
The Company had no accrued interest and penalties related to unrecognized tax benefits as of January 31, 2025 or January 31, 2024. As of January 31, 2025, there are no unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate. The Company does not expect that its uncertain tax positions will materially change in the next 12 months.
The Company files federal and state tax returns in the United States and in various foreign jurisdictions. The Company’s tax years since inception are open to examination by federal and state taxing authorities, and the tax years 2019 and forward remain open in various foreign jurisdictions.
Note 14.    Geographic Information
The following tables set forth revenues and long-lived assets, including operating lease ROU assets, by geographic area for the periods presented below (in thousands):
Revenues

	Year Ended January 31,
	2025	2024	2023
United States	$435,775	$398,034	$330,238
International	288,101	254,470	216,974
Total revenues	$723,876	$652,504	$547,212

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenues by geography are based on the shipping address of the customer.
Long-Lived Assets

	As of January 31,
	2025	2024
United States	$248,698	$271,844
International	13,683	6,430
Total long-lived assets	$262,381	$278,274
Note 15.    Related Party Transactions
During the fiscal year ended January 31, 2020, the Company began leasing certain office facilities from a company affiliated with Board members of the Company. Rent payments made under these leases totaled $1.7 million and $1.6 million for the years ended January 31, 2025 and 2024, respectively. The Company has entered into various agreements with the same company and has recognized revenue of $0.9 million and $0.9 million for the years ended January 31, 2025 and 2024, respectively.
The Company has entered into an advertising agreement with a company affiliated with a Board member of the Company. Payments under this agreement totaled $0.6 million and $1.1 million for the years ended January 31, 2025 and 2024, respectively.
The Company has entered into an advertising agreement with a company affiliated with a Board member of the Company. Payments under this agreement totaled $1.7 million and $2.0 million for the years ended January 31, 2025 and 2024, respectively.
In September 2022, the Company issued and sold 19,273,127 shares of its Class A common stock to the Company’s CEO in a private placement transaction at a purchase price of $18.16 per share, based on the closing trading price of the Company’s Class A common stock on September 2, 2022, for aggregate gross proceeds of approximately $350 million. See Note 10. Stockholders’ Equity for further details.
Note 16.    Restructuring
In the fourth quarter of fiscal 2025, the Company approved a restructuring plan (the “2025 Restructuring Plan”) intended to improve operational efficiencies and operating costs and better align the Company’s workforce with its business needs, top strategic priorities, and key growth opportunities. The 2025 Restructuring Plan involved a reduction of the Company’s workforce by approximately 5% globally.
The Company estimates it will incur total charges of approximately $7.0 to $7.5 million related to the 2025 Restructuring Plan, which is expected to be substantially complete by the first quarter of fiscal 2026. The Company recorded restructuring charges of $4.5 million as of January 31, 2025, of which $3.7 million is reflected within accrued expenses and other current liabilities and expects the liabilities to be substantially paid during the first fiscal quarter ending April 30, 2025.
The restructuring costs related to the 2025 Restructuring Plan are recognized in the consolidated statement of operations for the year ended January 31, 2025, as follows:

	Severance and Related Charges	Stock-Based Compensation Expense (Benefit)	Total
Research and development	$1,931	$561	$2,492
Sales and marketing	1,071	170	1,241
General and administrative	685	56	741
Total	$3,687	$787	$4,474

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 15, 2022, the Company announced plans (the “2022 Restructuring Plan”) to reduce its global headcount by approximately 9%, intended to improve operational efficiencies and operating costs and better align the Company’s workforce with its business needs, top strategic priorities, and key growth opportunities.
The 2022 Restructuring Plan resulted in $9.3 million of restructuring costs for the year ended January 31, 2023, including costs related to severance benefits as well as non-cash expenditures related to the accelerated vesting of share-based awards. The headcount reductions, including cash payments, were substantially completed by the end of fiscal 2023. The company had a restructuring liability of $0.9 million as of January 31, 2023 within accrued expenses and other current liabilities which was fully paid during the fiscal year ended January 31, 2024.
The restructuring costs related to the 2022 Restructuring Plan are recognized in the consolidated statement of operations for the year ended January 31, 2023 as follows:

	Severance and Related Charges	Stock-Based Compensation Expense (Benefit)	Total
Cost of revenues	$512	$38	$550
Research and development	33	2	35
Sales and marketing	5,921	661	6,582
General and administrative	1,914	179	2,093
Total	$8,380	$880	$9,260

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 31, 2025. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Based on that assessment, management has concluded that our internal control over financial reporting was effective as of January 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
The effectiveness of our internal control over financial reporting as of January 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered accounting firm, as stated in their report which appears in Part II—Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended January 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
None.
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

Insider Trading Policy
We have adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
The remaining information required by this item is incorporated by reference to the information as set forth under the captions “Board of Directors and Corporate Governance” and “Executive Officers” in the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2025.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to the information as set forth under the captions “Executive Compensation” and “Non-Employee Director Compensation” in the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the information as set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information as set forth under the captions “Certain Relationships and Related Person Transactions” and “Board of Directors and Corporate Governance” in the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2025.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the information as set forth under the caption “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm” in the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2025.

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

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-39495	3.1	September 21, 2020
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39495	3.1	December 12, 2023
4.1	Amended and Restated Investors’ Rights Agreement, dated as of November 15, 2018 by and among the Registrant and certain investors of the Registrant	S-1	333-248303	4.2	August 24, 2020
4.2	Omnibus Amendment to Financing Agreements	S-1/A	333-248303	4.3	September 9, 2020
4.3	Description of Securities	10-K	001-39495	4.3	March 24, 2022
10.1	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers	S-1	333-248303	10.1	August 24, 2020
10.2#	2009 Stock Plan, as amended, and forms of agreement thereunder	S-1	333-248303	10.2	August 24, 2020
10.3#	Amended and Restated 2012 Stock Plan, and forms of agreement thereunder	S-1	333-248303	10.3	August 24, 2020
10.4#	2020 Equity Incentive Plan, and forms of agreement thereunder	S-1	333-248303	10.4	August 24, 2020
10.5#	2020 Equity Incentive Plan - Form of RSU Grant Notice and Award Agreement (No Holding Period) (Hybrid)	10-K	001-39495	10.5	March 30, 2021
10.6#	2020 Equity Incentive Plan - Form of RSU Grant Notice and Award Agreement (One- or Two-Year Holding Period) (Hybrid)	10-K	001-39495	10.6	March 30, 2021
10.7#	2020 Equity Incentive Plan - Form of RSU Grant Notice and Award Agreement (No Holding Period) (Hybrid)	10-Q	001-39495	10.1	December 1, 2022
10.8#	2020 Equity Incentive Plan - Form of RSU Grant Notice and Award Agreement (One- or Two-Year Holding Period) (Hybrid)	10-Q	001-39495	10.2	December 1, 2022
10.9#*	2020 Equity Incentive Plan - Form of RSU Grant Notice and Award Agreement (New Hire - No Proration)
10.10#*	2020 Equity Incentive Plan - Form of RSU Grant Notice and Award Agreement (New Hire - Proration)
10.11#	2020 Employee Stock Purchase Plan	S-1	333-248303	10.5	August 24, 2020
10.12#	Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-39495	10.2	June 1, 2023
10.13#	Directors Deferred Compensation Plan	10-K	001-39495	10.9	March 30, 2021

10.14#	Asana France SAS Equity Sub-Plan and Form of RSU Grant Notice and Award Agreement	10-K	001-39495	10.10	March 30, 2021
10.15#	Executive Severance and Change in Control Benefit Plan	S-1	333-248303	10.7	August 24, 2020
10.16#	Offer Letter between Dustin Moskovitz and the Registrant, dated August 20, 2020	S-1	333-248303	10.8	August 24, 2020
10.17#	Offer Letter between Eleanor Lacey and the Registrant, dated August 21, 2020	S-1	333-248303	10.9	August 24, 2020
10.18#	Offer Letter between Anne Raimondi and the Registrant, dated August 27, 2021	8-K	001-39495	10.1	September 1, 2021
10.19#	Offer Letter between Sonalee Parekh and the Registrant, dated August 24, 2024	8-K	001-39495	10.1	September 4, 2024
10.20	Lease between Swig 631 Folsom, LLC, SIC Holdings, LLC and the Registrant, dated as of February 22, 2019	S-1	333-248303	10.12	August 24, 2020
10.21	Commencement Date Memoranda to Lease between Swig 631 Folsom, LLC, SIC Holdings, LLC and the Registrant, dated as of May 17, 2021	10-Q	001-39495	10.1	September 3, 2021
10.22	Voting Agreement dated as of August 13, 2021, by and between Good Ventures Foundation and Dustin Moskovitz	10-Q	001-39495	10.2	September 3, 2021
10.23	Share Purchase Agreement, dated September 6, 2022, by and among Asana, Inc. and the purchaser named therein	8-K	001-39495	10.1	September 7, 2022
10.24	Credit Agreement, dated as of November 7, 2022, by and among the Company, Silicon Valley Bank, as issuing lender, the swingline lender, administrative agent and collateral agent, and each of the lenders identified on the signature pages thereto	8-K	001-39495	10.1	November 10, 2022
10.25	First Amendment to Credit Agreement, dated April 13, 2023, by and among the Company and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as issuing lender, the swingline Lender, administrative agent and collateral agent	10-Q	001-39495	10.1	June 1, 2023
10.26	Second Amendment to Credit Agreement, dated June 18, 2024, by and among the Company and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as issuing lender, the swingline lender, administrative agent and collateral agent.	10-Q	001-39495	10.1	September 3, 2024
10.27	Third Amendment to Credit Agreement, dated November 18, 2024, by and among the Registrant and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as the issuing lender, the swingline lender, administrative agent and collateral agent.	10-Q	001-39495	10.1	December 5, 2024
19.1*	Insider Trading Policy
21.1	List of subsidiaries	10-K	001-39495	21.1	March 14, 2024
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included in the signature pages attached to this Annual Report on Form 10-K)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1#	Clawback Policy	10-K	001-39495	97.1	March 14, 2024
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2025, has been formatted in Inline XBRL
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

ASANA, INC.

March 18, 2025	By:	/s/ Dustin Moskovitz
Dustin Moskovitz
President and Chief Executive Officer
(Principal Executive Officer)

March 18, 2025	By:	/s/ Sonalee Parekh
Sonalee Parekh
Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dustin Moskovitz, Sonalee Parekh, and Eleanor Lacey, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Dustin Moskovitz	President, Chief Executive Officer, and Chair (Principal Executive Officer)	March 18, 2025
Dustin Moskovitz

/s/ Sonalee Parekh	Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2025
Sonalee Parekh

/s/ Krista Anderson-Copperman	Director	March 18, 2025
Krista Anderson-Copperman

/s/ Sydney Carey	Director	March 18, 2025
Sydney Carey

/s/ Matthew Cohler	Director	March 18, 2025
Matthew Cohler

/s/ Adam D’Angelo	Director	March 18, 2025
Adam D’Angelo

/s/ Andrew Lindsay	Director	March 18, 2025
Andrew Lindsay

/s/ Lorrie Norrington	Director	March 18, 2025
Lorrie Norrington

/s/ Justin Rosenstein	Director	March 18, 2025
Justin Rosenstein