Form 10-Q
period 2025-04-30
Asana, Inc.
filed 2025-06-03
CIK 1477720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 28, 2025, the number of shares of the registrant’s Class A common stock outstanding was 155,760,507 and the number of shares of the registrant’s Class B common stock outstanding was 79,561,680.

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
•We, and the third parties with whom we work, are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, industry standards, policies and other obligations related to AI, privacy, data protection, and security. Our actual or perceived failure to comply with such obligations (or such failure by the third parties with whom we work) could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ASANA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	As of
	April 30, 2025	January 31, 2025
Assets
Current assets
Cash and cash equivalents	$193,791	$184,728
Marketable securities	277,011	282,156
Restricted cash	289	136
Accounts receivable, net	68,076	87,567
Prepaid expenses and other current assets	49,329	46,154
Total current assets	588,496	600,741
Property and equipment, net	94,740	95,836
Operating lease right-of-use assets	164,810	166,545
Other assets	29,087	28,293
Total assets	$877,133	$891,415
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,942	$9,922
Accrued expenses and other current liabilities	78,310	83,031
Deferred revenue, current	288,993	300,798
Operating lease liabilities, current	24,118	22,066
Total current liabilities	399,363	415,817
Term loan, net	38,053	39,291
Deferred revenue, noncurrent	1,298	2,005
Operating lease liabilities, noncurrent	197,082	201,733
Other liabilities	5,033	5,046
Total liabilities	640,829	663,892
Commitments and contingencies (Note 7)
Stockholders' equity
Common stock	2	2
Additional paid-in capital	2,118,447	2,059,848
Accumulated other comprehensive income (loss)	1,955	(3,851)
Accumulated deficit	(1,884,100)	(1,828,476)
Total stockholders’ equity	236,304	227,523
Total liabilities and stockholders’ equity	$877,133	$891,415

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended April 30,
	2025	2024
Revenues	$187,267	$172,448
Cost of revenues	19,227	17,804
Gross profit	168,040	154,644
Operating expenses:
Research and development	75,127	82,791
Sales and marketing	99,841	104,332
General and administrative	36,976	33,690
Total operating expenses	211,944	220,813
Loss from operations	(43,904)	(66,169)
Interest income and other income (expense), net	5,830	4,360
Interest expense	(791)	(942)
Loss before provision for income taxes	(38,865)	(62,751)
Provision for income taxes	1,153	971
Net loss	$(40,018)	$(63,722)
Net loss per share:
Basic and diluted	$(0.17)	$(0.28)
Weighted-average shares used in calculating net loss per share:
Basic and diluted	234,859	227,069

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2025	2024
Net loss	$(40,018)	$(63,722)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on marketable securities	1,064	(1,375)
Foreign currency translation adjustments	4,742	(861)
Total other comprehensive income (loss)	5,806	(2,236)
Comprehensive loss	$(34,212)	$(65,958)

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended April 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2025	232,888	$2	$2,059,848	$(3,851)	$(1,828,476)	$227,523
Issuance of common stock upon the exercise of stock options	354	—	1,257	—	—	1,257
Repurchases and retirement of common stock	(1,034)	—	—	—	(15,606)	(15,606)
Issuance of common stock upon the vesting and settlement of restricted stock units	2,261	—	—	—	—	—
Issuance of common stock under employee share purchase plan	751	—	7,746	—	—	7,746
Stock-based compensation expense	—	—	49,596	—	—	49,596
Net unrealized gains on marketable securities	—	—	—	1,064	—	1,064
Foreign currency translation adjustments	—	—	—	4,742	—	4,742
Net loss	—	—	—	—	(40,018)	(40,018)
Balances at April 30, 2025	235,220	$2	$2,118,447	$1,955	$(1,884,100)	$236,304

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - CONTINUED
(in thousands)
(unaudited)

	Three Months Ended April 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2024	224,728	$2	$1,821,216	$(236)	$(1,494,586)	$326,396
Issuance of common stock upon the exercise of stock options	352	—	1,085	—	—	1,085
Issuance of common stock upon the vesting and settlement of restricted stock units	2,302	—	(4)	—	—	(4)
Issuance of common stock under employee share purchase plan	654	—	8,866	—	—	8,866
Stock-based compensation expense	—	—	49,512	—	—	49,512
Net unrealized losses on marketable securities	—	—	—	(1,375)	—	(1,375)
Foreign currency translation adjustments	—	—	—	(861)	—	(861)
Net loss	—	—	—	—	(63,722)	(63,722)
Balances at April 30, 2024	228,036	$2	$1,880,675	$(2,472)	$(1,558,308)	$319,897

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2025	2024
Cash flows from operating activities
Net loss	$(40,018)	$(63,722)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Allowance for expected credit losses	1,027	199
Depreciation and amortization	4,963	4,014
Amortization of deferred contract acquisition costs	6,691	6,087
Stock-based compensation expense	48,167	48,640
Net accretion of discount on marketable securities	(736)	(1,831)
Non-cash lease expense	4,540	4,452
Amortization of discount on revolving credit facility and term loan issuance costs	30	30
Changes in operating assets and liabilities:
Accounts receivable	18,738	(11,732)
Prepaid expenses and other current assets	(8,846)	(4,402)
Other assets	(714)	(894)
Accounts payable	(1,724)	6,446
Accrued expenses and other liabilities	(7,442)	(10,183)
Deferred revenue	(12,512)	25,851
Operating lease liabilities	(5,400)	(4,853)
Net cash provided by (used in) operating activities	6,764	(1,898)
Cash flows from investing activities
Purchases of marketable securities	(34,055)	(70,484)
Maturities of marketable securities	41,000	51,500
Purchases of property and equipment	(638)	(1,002)
Capitalized internal-use software costs	(2,131)	(1,375)
Net cash provided by (used in) investing activities	4,176	(21,361)
Cash flows from financing activities
Repurchases of common stock	(14,526)	—
Proceeds from exercise of stock options	1,257	1,085
Proceeds from employee stock purchase plan	7,746	8,866
Taxes paid related to net share settlement of equity awards	—	(4)
Net cash (used in) provided by financing activities	(5,523)	9,947
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	3,799	(1,302)
Net increase (decrease) in cash, cash equivalents, and restricted cash	9,216	(14,614)
Cash, cash equivalents, and restricted cash
Beginning of period	184,864	236,663
End of period	$194,080	$222,049

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2025	2024
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$193,791	$222,049
Restricted cash	289	—
Total cash, cash equivalents, and restricted cash	$194,080	$222,049

Supplemental cash flow data
Cash paid for income taxes	$882	$873
Supplemental non-cash investing and financing information
Purchase of property and equipment in accounts payable and accrued expenses and other current liabilities	$31	$1,367
Stock-based compensation expense capitalized for internal-use software	$1,429	$867
Repurchases of common stock in accrued expenses and other current liabilities	$1,080	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1.    Organization
Organization and Description of Business
Asana, Inc. (“Asana” or the “Company”) was incorporated in the state of Delaware on December 16, 2008. Asana is a leading work management platform for human + AI coordination. The Company is headquartered in San Francisco, California.
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
The unaudited condensed consolidated balance sheet as of January 31, 2025 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including certain notes required by GAAP on an annual reporting basis. In management's opinion, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to state fairly the balance sheet, statements of comprehensive loss, and stockholders' equity, and statements of cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2025.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Estimates and assumptions reflected in the condensed consolidated financial statements include, but are not limited to, revenue recognition, the useful lives and carrying values of long-lived assets, stock-based compensation expense, the period of benefit for deferred contract acquisition costs, income taxes, and the valuation of right-of-use (“ROU”) assets. Actual results could differ from those estimates.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, and marketable securities. The Company deposits its cash and cash equivalents and maintains its

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
marketable securities with financial institutions that management believes are of high credit quality, although such deposits may, at times, exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents to date. Cash equivalents are invested in highly rated securities.
The Company grants credit to customers in the normal course of business. For the three months ended April 30, 2025 and 2024, there were no individual customers that accounted for 10% or more of the Company’s revenues. No customer accounted for more than 10% of accounts receivable, net as of April 30, 2025 or January 31, 2025.
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
The Company’s CEO assesses performance and decides how to allocate resources based on consolidated net income or loss that is reported on the Company’s condensed consolidated statements of operations. The consolidated net income or loss is used by the CEO for purposes of evaluating return on assets and determining investment opportunities related to the Company's platform, product development, or sales and marketing. The CEO reviews consolidated expense information for each period based on the classifications presented on the Company's condensed consolidated statements of operations, including cost of revenues, research and development, sales and marketing, general and administrative, interest income and other income (expense), net, interest expense, and provision for income taxes. For information regarding the Company’s depreciation and amortization expense see Note 5. Balance Sheet Components, for information regarding interest income, see Note 11. Interest Income and Other Income (Expense), Net and for information regarding the Company’s revenues and long-lived assets by geographic area, see Note 13.    Geographic Information in these condensed consolidated financial statements.
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company holds restricted cash for the future payment of voluntary disability insurance claims. The Company had $0.3 million of restricted cash as of April 30, 2025 and $0.1 million restricted cash as of January 31, 2025.
Available-for-sale Investments
The Company’s marketable securities are primarily comprised of U.S. government securities, corporate bonds, and U.S. agency bonds. The Company classifies its securities as available-for-sale at the time of purchase and reevaluates such classification at each balance sheet date. The Company may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies its marketable securities, including securities with stated maturities beyond twelve months, within current assets in the condensed consolidated balance sheets.
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
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset groups may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company recorded no impairment charge during the three months ended April 30, 2025 and 2024.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company adopted the guidance in fiscal 2025 and has made the required disclosures on this Form 10-Q.
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
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40),” and in January 2025, the FASB issued ASU 2025-01, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”, which requires that public entities disclose, on an annual and interim basis, disaggregated information about specific expense categories (including employee compensation, depreciation, and amortization) presented on the face of the income statement. As clarified by AUS 2025-01, the guidance is effective for the Company’s fiscal years beginning February 1, 2027 and interim reporting periods within annual reporting periods beginning February 1, 2028. The Company is currently evaluating the impact of adoption of the standard on its consolidated financial statements and related disclosures.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 3.    Revenues
Deferred Revenue and Remaining Performance Obligations
The Company recognized $131.7 million and $117.4 million of revenues during the three months ended April 30, 2025 and 2024, respectively, that were included in the deferred revenue balances at January 31, 2025 and 2024, respectively.
Deferred revenue that will be recognized within the next twelve months is recorded as deferred revenue, current and the remaining portion is recorded as deferred revenue, noncurrent. As of April 30, 2025, the Company's remaining performance obligations from contracts with customers was $420.7 million, of which the Company expects to recognize approximately 83% as revenues over the next 12 months and the remainder thereafter.
Deferred Contract Acquisition Costs
Deferred contract acquisition costs are amortized over a period of benefit of three years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in the software-as-a-service industry.
The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Three Months Ended April 30,
	2025	2024
Beginning balance	$40,518	$39,381
Capitalization of contract acquisition costs	7,509	5,646
Amortization of deferred contract acquisition costs	(6,691)	(6,087)
Ending balance	$41,336	$38,940
The following table summarizes the outstanding balances of deferred contract acquisition costs (in thousands):

	As of
	April 30, 2025	January 31, 2025
Deferred contract acquisition costs, current	$22,814	$22,414
Deferred contract acquisition costs, noncurrent	18,522	18,104
Total deferred contract acquisition costs	$41,336	$40,518

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 4.    Fair Value Measurements
The following table summarizes, for assets measured at fair value, the respective fair value and classification by level of input within the fair value hierarchy (in thousands):

	As of April 30, 2025
	Level 1	Level 2	Level 3	Total
Current Assets
Cash equivalents
Money market funds	$96,322	$—	$—	$96,322
Total cash equivalents	$96,322	$—	$—	$96,322
Marketable securities
U.S. Treasury securities	$139,434	$—	$—	$139,434
Corporate bonds	—	108,602	—	108,602
U.S. agency bonds	—	28,975	—	28,975
Total marketable securities	$139,434	$137,577	$—	$277,011
Total assets	$235,756	$137,577	$—	$373,333

	As of January 31, 2025
	Level 1	Level 2	Level 3	Total
Current Assets
Cash equivalents
Money market funds	$88,251	$—	$—	$88,251
Total cash equivalents	$88,251	$—	$—	$88,251
Marketable securities
U.S. Treasury securities	$155,166	$—	$—	$155,166
Corporate bonds	—	106,009	—	106,009
U.S. agency bonds	—	20,981	—	20,981
Total marketable securities	$155,166	$126,990	$—	$282,156
Total assets	$243,417	$126,990	$—	$370,407

The following table summarizes the Company's investments in marketable securities on the condensed consolidated balance sheets (in thousands):

	As of April 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current Assets
U.S. Treasury securities	$138,414	$1,037	$(17)	$139,434
Corporate bonds	107,900	704	(2)	108,602
U.S. agency bonds	28,961	21	(7)	28,975
Total marketable securities	$275,275	$1,762	$(26)	$277,011

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	As of January 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current Assets
U.S. Treasury securities	$155,017	$254	$(105)	$155,166
Corporate bonds	105,532	487	(10)	106,009
U.S. agency bonds	20,935	52	(6)	20,981
Total marketable securities	$281,484	$793	$(121)	$282,156
The following table presents the contractual maturities of the Company’s marketable securities as of April 30, 2025 (in thousands):

	As of April 30, 2025
	Amortized Cost	Estimated Fair Value
Due within one year	$105,768	$105,936
Due within one to three years	169,507	171,075
Total	$275,275	$277,011
The Company periodically evaluates its investments for expected credit losses. The Company had certain available-for-sale investment securities in a gross unrealized loss position, substantially all of which had been in such position for less than 12 months. The unrealized losses on the available-for-sale securities were primarily due to unfavorable changes in interest rates subsequent to the initial purchase of these securities. The Company expects to recover the full carrying value of its available-for-sale securities in an unrealized loss position as it does not intend or anticipate a need to sell these securities prior to recovering the associated unrealized losses. The Company also expects any credit losses would be immaterial based on the high-grade credit rating for each of such available-for-sale securities. As a result, the Company does not consider any portion of the unrealized losses as of April 30, 2025 or January 31, 2025 to represent credit losses.
In April 2020 and November 2022, the Company entered into credit agreements (the “April 2020 Senior Secured Term Loan” and “November 2022 Senior Secured Credit Facility” as defined in Note 6. Debt) with Silicon Valley Bank (“SVB”). The credit facilities are carried at amortized cost, which approximated their fair values as of April 30, 2025 and January 31, 2025. If the credit facilities were measured at fair value in the financial statements, they would be classified as Level 2 in the fair value hierarchy. The April 2020 Senior Secured Term Loan was repaid in full and terminated in November 2022. On March 27, 2023, First Citizens BancShares, Inc. announced that it entered into an agreement to purchase assets and liabilities of SVB, inclusive of the November 2022 Senior Secured Credit Facility.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 5.    Balance Sheet Components
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	As of
	April 30, 2025	January 31, 2025
Leasehold improvements	$104,880	$104,150
Capitalized internal-use software	38,673	35,112
Furniture and fixtures	12,858	12,689
Desktop and other computer equipment	3,043	2,828
Construction in progress	33	497
Total gross property and equipment	159,487	155,276
Less: Accumulated depreciation and amortization	(64,747)	(59,440)
Total property and equipment, net	$94,740	$95,836

Depreciation and amortization expense was $4.9 million and $4.0 million for the three months ended April 30, 2025 and 2024, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	April 30, 2025	January 31, 2025
Prepaid expenses	$19,615	$17,437
Deferred contract acquisition costs, current	22,814	22,414
Other current assets	6,900	6,303
Total prepaid expenses and other current assets	$49,329	$46,154
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	April 30, 2025	January 31, 2025
Accrued payroll liabilities	$15,821	$22,623
Accrued sales and value-added taxes	13,483	13,140
Accrued taxes for fringe benefits	12,689	13,055
Accrued advertising expenses	8,178	5,862
Accrued consulting expenses	4,637	5,297
Other liabilities	23,502	23,054
Total accrued expenses and other current liabilities	$78,310	$83,031
Note 6.     Debt
In April 2020, the Company entered into a five-year $40.0 million term loan agreement with SVB (the “April 2020 Senior Secured Term Loan”) which provided for a senior secured term loan facility, in an aggregate principal amount of up to $40.0 million to be used for the construction of the Company’s corporate headquarters. Interest accrued and was payable monthly based on a floating rate per annum equal to the prime rate (per the Wall Street Journal) plus an applicable margin ranging from 0% to (1.0)% based on the Company’s unrestricted cash balance at

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
the lender. The April 2020 Senior Secured Term Loan was repaid in full and terminated in November 2022 in connection with a refinance.
In November 2022, the Company entered into an agreement for a four-year credit facility (as amended on April 13, 2023, June 18, 2024, November 18, 2024, and May 29, 2025, the “November 2022 Senior Secured Credit Facility”) with SVB, which refinanced the April 2020 Senior Secured Term Loan. The November 2022 Senior Secured Credit Facility provides for senior secured credit facilities in the aggregate principal amount of $150.0 million, including a senior secured term loan facility in an aggregate principal amount of $50.0 million and a revolving loan facility in an aggregate principal amount of up to $100.0 million, including a $30.0 million letter of credit sub-facility, maturing on November 7, 2026. On March 27, 2023, First Citizens BancShares, Inc. announced that it entered into an agreement to purchase assets and liabilities of SVB, inclusive of the November 2022 Senior Secured Credit Facility.
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
The November 2022 Senior Secured Credit Facility contains customary conditions to borrowing, events of default, and covenants, including covenants that restrict the Company’s ability to incur indebtedness, make or hold investments, execute certain change of control transactions, business combinations or other fundamental changes to the business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions, subject to customary exceptions. In addition, the November 2022 Senior Secured Credit Facility contains financial covenants, including a consolidated adjusted quick ratio of 1.25 to 1.00, as well as a minimum cash adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”), each tested on a quarterly basis.
Pursuant to the terms of the November 2022 Senior Secured Credit Facility, the Company may issue letters of credit which may reduce the total amount available for borrowing under the revolving credit facility. Additionally, the Company is required to pay an annual commitment fee that accrues at a rate of 0.15% per annum on the unused portion of the borrowing commitments under the revolving credit facility. The Company had an aggregate of $21.7 million of letters of credit outstanding under the revolving credit facility as of April 30, 2025, and the Company’s total available borrowing capacity under the revolving credit facility was $78.3 million as of April 30, 2025.
As of April 30, 2025, $50.0 million was drawn and $44.4 million was outstanding under the November 2022 Senior Secured Credit Facility. As of April 30, 2025, the Company was in compliance with all financial covenants.
In conjunction with the close of the November 2022 Senior Secured Credit Facility, the Company paid upfront issuance fees of $0.4 million. The upfront fees are amortized over the remaining term of the agreement. As of April 30, 2025, the Company had $0.1 million remaining of upfront issuance fees allocated to the revolving credit facility presented in the Company’s condensed consolidated balance sheet within other assets.
The net carrying amounts of the November 2022 Senior Secured Credit Facility were as follows (in thousands):

	As of
	April 30, 2025	January 31, 2025
Principal	$44,375	$44,375
Accrued interest	276	299
Unamortized loan issuance costs	(72)	(84)
Net carrying amount	$44,579	$44,590

Term loan, current	$6,526	$5,299
Term loan, noncurrent	$38,053	$39,291

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The net carrying amount of the current portion of the term loan is presented within accrued expenses and other current liabilities in the condensed consolidated balance sheets.
The expected future principal payments for all borrowings as of April 30, 2025 is as follows (in thousands):

Fiscal year ending January 31,	Expected Principal Payments
Remainder of fiscal year 2026	$5,000
2027	39,375
Total expected future principal payments	$44,375
Note 7.     Commitments and Contingencies
Standby Letters of Credit
As of April 30, 2025, the Company had several letters of credit outstanding related to its operating leases totaling $21.7 million. The letters of credit expire at various dates between fiscal 2028 and 2035.
Purchase Commitments
In November 2024, the Company entered into a 60-month contract with Amazon Web Services (“AWS”) for hosting-related services, which replaced the Company’s prior agreement with AWS and terminated the remaining commitments under the prior agreement. Pursuant to the terms of the November 2024 contract with AWS, the Company is required to spend $255.0 million over the term of the contract between December 2024 to November 2029. The commitment may be offset by up to $4.2 million in credits, of which $3.7 million are subject to the Company meeting certain conditions of the agreement. As of April 30, 2025, the Company had purchase commitments remaining of $241.5 million under this contract, which are not reflected on the Company’s condensed consolidated balance sheet as of April 30, 2025. Future commitments under this contract as of April 30, 2025, are as follows (in thousands):

Fiscal year ending January 31,	Purchase Commitments
Remainder of fiscal year 2026	$28,485
2027	45,000
2028	54,000
2029	56,000
2030 and thereafter	58,000
Total remaining purchase commitments	$241,485
During the three months ended April 30, 2025, other than certain non-cancelable operating leases described in Note 8. Leases and the commitment for hosting-related services described above, there have been no other material changes outside the ordinary course of business to the Company’s contractual obligations and commitments from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025.
Indemnification Agreements
The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against any liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual.
Additionally, in the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which it agrees to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. For the three months ended April 30, 2025 and 2024, no demands have been made upon the Company to provide indemnification under such agreements, and there are no claims that the Company is aware of that could have a material adverse effect on its financial position, results of operations, or cash flows.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Contingencies
From time to time in the normal course of business, the Company may be subject to various claims and other legal matters arising in the ordinary course of business. As of April 30, 2025, the Company believes that none of its current legal proceedings would have a material adverse effect on its financial position, results of operations, or cash flows.
Note 8.     Leases
The Company leases real estate facilities under non-cancelable operating leases with various expiration dates through fiscal 2034. The Company has no lease agreements that are classified as finance leases.
Future minimum lease payments under non-cancelable operating leases with initial lease terms in excess of one year included in the Company’s total operating lease liabilities as of April 30, 2025 are as follows (in thousands):

Fiscal year ending January 31,	Operating Lease Payments (Net)
Remainder of fiscal year 2026	$32,704
2027	42,455
2028	40,114
2029	36,811
2030 and thereafter	162,832
Total undiscounted operating lease payments	$314,916
Less: imputed interest	(93,716)
Total operating lease liabilities	$221,200
The Company has subleased certain office spaces to third parties and has classified the subleases as operating leases. The subleases have lease terms of four and five years, respectively. Sublease income was $0.6 million and $0.4 million for the three months ended April 30, 2025 and 2024, respectively. The Company recognizes sublease income as a reduction of lease expense in the Company’s condensed consolidated statements of operations.
As of April 30, 2025, the Company has a commitment of $2.4 million for an operating lease that has not yet commenced, and therefore is not included in the ROU asset or operating lease liabilities. The foregoing operating lease will commence in the fourth quarter of fiscal 2026, with a lease term of seven years.
Operating lease amounts in the table above do not include sublease payments to be received of $9.5 million. As of April 30, 2025, the future total minimum sublease payments to be received were as follows (in thousands):

Fiscal year ending January 31,	Sublease Payments to be Received
Remainder of fiscal year 2026	$1,963
2027	2,777
2028	2,861
2029	1,877
Total sublease payments to be received	$9,478
Note 9.     Net Loss Per Share
The Company computes net loss per share using the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights, of the Class A common

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
stock and Class B common stock are substantially identical, other than voting and conversion rights. Accordingly, the Class A common stock and Class B common stock share equally in the Company’s net income and losses.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended April 30,
	2025	2024
Numerator:
Net loss	$(40,018)	$(63,722)
Denominator:
Weighted-average shares used in calculating net loss per share, basic and diluted	234,859	227,069
Net loss per share, basic and diluted	$(0.17)	$(0.28)

The potential shares of common stock that were excluded from the computation of diluted net loss per share for the period presented because including them would have been anti-dilutive are as follows (in thousands):

	Three Months Ended April 30,
	2025	2024
Stock options	5,716	9,435
Restricted stock units	18,063	15,739
Shares issuable pursuant to the 2020 Employee Stock Purchase Plan	212	149
Total	23,991	25,323
Note 10. Stockholders’ Equity
Common Stock
There are two classes of common stock that total 1,500,000,000 authorized shares: 1,000,000,000 authorized shares of Class A common stock and 500,000,000 authorized shares of Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 10 votes per share and is convertible into one share of Class A common stock. Prior to the Company’s direct listing, which was completed on September 30, 2020, all 73,577,455 outstanding shares of redeemable convertible preferred stock were converted into an equivalent number of shares of Class B common stock. There were 155,657,837 shares of Class A common stock and 79,561,680 shares of Class B common stock issued and outstanding as of April 30, 2025. There were 147,476,415 shares of Class A common stock and 85,411,680 shares of Class B common stock outstanding as of January 31, 2025.
All changes in the number of shares of common stock outstanding for the three months ended April 30, 2025 and 2024 were related to changes in Class A common stock, other than conversions of Class B common stock into an equivalent number of shares of Class A common stock.
Stock Plans
The Company has a 2009 Stock Plan (the “2009 Plan”), a 2012 Amended and Restated Stock Plan (the “2012 Plan”), and a 2020 Equity Incentive Plan (the “2020 Plan”). Each plan was initially established to grant equity awards to employees and consultants of the Company to assist in attracting, retaining, and motivating employees and consultants and to provide incentives to promote the success of the Company’s business. The number of shares reserved for issuance under the 2020 Plan increased by 9,414,923 shares of Class A common stock on February 1, 2022, by 10,714,637 shares of Class A common stock on February 1, 2023, by 11,236,396 shares of Class A common stock on February 1, 2024, and by 11,644,404 shares of Class A common stock on February 1, 2025, all pursuant to the evergreen provisions of the 2020 Plan.
There are no outstanding awards under the 2009 Plan, and new issuances under the 2012 Plan terminated upon completion of the direct listing. Awards outstanding under the 2012 Plan continue to be outstanding and are

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
governed by the provisions of the 2012 Plan. The 2020 Plan provides for the grant of incentive stock options (“ISOs”), within the meaning of Section 422 of the Code, nonstatutory stock options (“NSOs” and together with ISOs, “stock options”), stock appreciation rights, restricted stock awards, restricted stock unit awards (“RSUs”), performance-based stock awards, and other forms of equity compensation.
ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees and consultants. Stock options under the 2020 Plan may be granted for periods of up to 10 years. The exercise price of ISOs and NSOs shall not be less than 100% of the estimated fair value of the shares on the date of grant as determined by the Company’s board of directors. Stock options granted generally vest over four years and vest at a rate of 25% upon the first anniversary of the vesting commencement date and 1/48 per month thereafter.
The Company has outstanding RSU awards issued pursuant to the 2012 Plan and 2020 Plan. RSUs granted generally vest on a predefined rate over a period of one to four years contingent upon continuous service.
Shares of common stock purchased under the 2012 Plan are subject to certain restrictions and repurchase rights.
Stock Options
Option activity under the Company’s combined stock plans is set forth below (in thousands, except years and per share data):

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balances at January 31, 2025	6,071	$3.48	3.6	$108,457
Stock options granted	—	—
Stock options exercised	(354)	3.55
Stock options cancelled	(1)	0.93
Balances at April 30, 2025	5,716	$3.47	3.3	$72,414
Vested and exercisable at April 30, 2025	5,579	$3.50	3.3	$70,506
Vested and expected to vest at April 30, 2025	5,716	$3.47	3.3	$72,414

The total intrinsic value of stock options exercised during the periods presented were as follows:

	Three Months Ended April 30,
	2025	2024
Aggregate intrinsic value of stock options exercised (in thousands)	$4,583	$4,510
Restricted Stock Units
The Company’s RSU activity is set forth below (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Unvested RSUs at January 31, 2025	21,521	$18.44	$459,258
RSUs granted	353	18.46
RSUs vested	(2,196)	20.66
RSUs cancelled/forfeited	(1,615)	18.20
Unvested RSUs at April 30, 2025	18,063	$18.18	$290,504
RSUs vested, not yet released at April 30, 2025	561	$33.97

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The weighted-average grant date fair value of RSUs granted during the three months ended April 30, 2025 and 2024 was $18.46 and $18.31, respectively. The total grant date fair value of RSUs vested during the three months ended April 30, 2025 and 2024 was $45.4 million and $53.0 million, respectively.
Stock-Based Compensation Expense
Stock-based compensation expense for stock-based awards to employees and non-employees in the Company’s condensed consolidated statements of operations for the periods below were as follows (in thousands):

	Three Months Ended April 30,
	2025	2024
Cost of revenues	$344	$283
Research and development	24,364	26,740
Sales and marketing	14,823	15,248
General and administrative	8,636	6,369
Total stock-based compensation expense	$48,167	$48,640

The stock-based compensation expense related to awards granted to non-employees for the three months ended April 30, 2025 and 2024 were not material.
Total unrecognized stock-based compensation expense related to unvested awards not yet recognized under all equity compensation plans was as follows:

	As of April 30, 2025
	Unrecognized Expense (in thousands)	Weighted-Average Expected Recognition Period (in years)
Stock options	$155	2.8
RSUs	290,670	2.5
Total unrecognized stock-based compensation expense	$290,825	2.5
2020 Employee Stock Purchase Plan
In September 2020, the Company’s board of directors adopted and approved the 2020 Employee Stock Purchase Plan (“ESPP”), which became effective on the effective date of the Company's registration statement on Form S-1 filed with the SEC in connection with the direct listing. The ESPP initially reserved and authorized the issuance of up to a total of 2,000,000 shares of Class A common stock to participating employees. The number of shares reserved under the ESPP was automatically increased on February 1, 2021 to 3,614,801 shares of Class A common stock, to 5,497,785 on February 1, 2022, to 7,640,712 on February 1, 2023, to 9,887,991 on February 1, 2024, and to 12,216,871 on February 1, 2025, all pursuant to the evergreen provisions of the ESPP.
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
The Company recognized stock-based compensation expense related to the ESPP of $2.2 million and $2.9 million during the three months ended April 30, 2025 and 2024, respectively. As of April 30, 2025 and January 31, 2025, $2.2 million and $6.6 million, respectively, have been withheld in contributions from employees. As of April 30, 2025, total unrecognized stock-based compensation expense related to the ESPP was $7.4 million, which will be amortized over a weighted-average vesting term of 1.0 years.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock Repurchase Program
In June 2024, the Company’s board of directors authorized a stock repurchase program of up to $150.0 million of its outstanding Class A common stock (the “Repurchase Program”). Under the Repurchase Program, which is designed to return value to the Company’s stockholders and reduce share count over time, the Company may repurchase shares in the open market, through privately negotiated transactions, by entering into structured repurchase agreements with third parties, by making block purchases, and/or pursuant to Rule 10b5-1 trading plans. The timing, manner, price, and amount of any repurchases under the Repurchase Program will be determined by the Company in its discretion. The Repurchase Program does not obligate the Company to acquire any particular amount of Class A common stock, and the Repurchase Program may be suspended or discontinued at any time at the Company’s discretion. The Repurchase Program will be funded using the Company’s working capital and was initially authorized through June 30, 2025.
The following table summarizes the stock repurchase activity under the Company’s Repurchase Program (in thousands, except per share data):

	Three Months Ended April 30,
	2025	2024
Number of shares repurchased	1,034	—
Weighted-average price per share	$15.09	$—
Aggregate purchase price	$15,606	$—

On May 30, 2025, the Company’s board of directors amended the Repurchase Program to remove the expiration date of the Repurchase Program and authorized the repurchase of an additional $100.0 million of the Company’s outstanding Class A common stock pursuant to the Repurchase Program. As of April 30, 2025, $56.0 million remained available for future stock repurchases under the Repurchase Program, and, after the increase, the Company now has a total of $156.0 million available for future repurchases under the Repurchase Program. The Repurchase Program, as amended, has no specified expiration date and will continue until the funds committed to the Repurchase Program are exhausted or such authorization is revoked by the Company’s board of directors.

All shares of Class A common stock subsequently repurchased were retired. Upon retirement, the par value of the common stock repurchased was deducted from common stock and any excess of repurchase price over par value was recorded entirely to accumulated deficit in the condensed consolidated balance sheets.
Note 11.    Interest Income and Other Income (Expense), Net
Interest income and other income (expense), net consist of the following (in thousands):

	Three Months Ended April 30,
	2025	2024
Interest income	$4,232	$5,376
Unrealized losses on foreign currency transactions	(758)	(525)
Other non-operating income (expense)	2,356	(491)
Total interest income and other income (expense), net	$5,830	$4,360
Other non-operating income (expense) consists primarily of realized foreign currency gains and losses on transactions in the periods presented.
Note 12.    Income Taxes
The Company's income tax expense was $1.2 million and $1.0 million for the three months ended April 30, 2025 and 2024, respectively, primarily due to income taxes in foreign jurisdictions.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 13.    Geographic Information
The following tables set forth revenues and long-lived assets, which primarily consist of property and equipment, net and operating lease ROU assets, by geographic area for the periods presented below (in thousands):
Revenues

	Three Months Ended April 30,
	2025	2024
United States	$111,537	$104,426
International	75,730	68,022
Total Revenues	$187,267	$172,448

Revenues by geography are based on the shipping address of the customer.
Long-Lived Assets

	As of
	April 30, 2025	January 31, 2025
United States	$244,373	$248,698
International	15,177	13,683
Total long-lived assets	$259,550	$262,381
Note 14.     Restructuring
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
As of April 30, 2025, the Company has recorded total restructuring charges of $6.7 million related to the 2025 Restructuring Plan. As of January 31, 2025, the Company had $3.7 million restructuring charges reflected within accrued expenses and other current liabilities. During the three months ended April 30, 2025, the Company recorded restructuring charges of $2.2 million and settled substantially all restructuring liability, with $0.1 million reflected within accrued expenses and other current liabilities as of April 30, 2025. The Company does not expect to incur further material restructuring charges related to the 2025 Restructuring Plan in future periods.
The restructuring costs related to the 2025 Restructuring Plan are recognized in the consolidated statement of operations for the three months ended April 30, 2025 as follows:

	Severance and Related Charges	Stock-Based Compensation Expense (Benefit)	Total
Research and development	$1,042	$(94)	$948
Sales and marketing	885	(54)	831
General and administrative	460	(22)	438
Total	$2,387	$(170)	$2,217
Note 15.     Subsequent Events
On May 30, 2025, the Company's board of directors amended the Repurchase Program to remove the expiration date of the Repurchase Program and authorized the repurchase of an additional $100.0 million of the Company’s outstanding Class A common stock pursuant to the Repurchase Program. As of April 30, 2025, $56.0 million remained available for future stock repurchases under the Repurchase Program, and, after the increase, the Company now has a total of $156.0 million available for future repurchases under the Repurchase Program.Under the Repurchase Program, the Company may repurchase shares in the open market, through privately negotiated

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
transactions, by entering into structured repurchase agreements with third parties, by making block purchases, and/or pursuant to Rule 10b5-1 trading plans. The timing, manner, price, and amount of any repurchases under the Repurchase Program will be determined by the Company in its discretion. The Repurchase Program does not obligate the Company to acquire any particular amount of Class A common stock, and the Repurchase Program may be suspended or discontinued at any time at the Company’s discretion. Repurchases under the Repurchase Program are expected to be funded from existing cash and cash equivalents. The Repurchase Program, as amended, has no specified expiration date and will continue until the funds committed to the Repurchase Programs are exhausted or such authorization is revoked by the Company’s board of directors.
On May 29, 2025, the Company entered into the Fourth Amendment to the November 2022 Senior Secured Credit Facility with SVB which increased the amount of cash that the Company may use to repurchase its Class A common stock pursuant to the Repurchase Program permitted under the November 2022 Senior Secured Credit Facility to $250.0 million and removed the expiration date of the Repurchase Program to allow repurchases under the Repurchase Program to continue until the funds committed to the Repurchase Program are exhausted or such authorization is revoked by the Company’s board of directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on March 18, 2025. As described in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.
Overview
Asana is a leading work management platform for human + AI coordination. Customers use Asana to connect their work to company goals and orchestrate mission critical workflows like product launches, employee onboarding, resource planning, tracking company-wide strategic initiatives and more. Our secure and scalable platform with AI-powered features adds structure to unstructured work, creating clarity, accountability, and impact for everyone within an organization—executives, department heads, team leads, and individuals. In Asana, everyone understands exactly who is doing what, by when, how and why.
We offer two complementary products within the Asana platform to meet the needs of diverse organizations:
•our core work management product, available in a tiered, seat-based model; and
•Asana AI Studio, a no-code builder that lets teams build and embed AI into workflows, which operates on a consumption basis.
We employ a hybrid go-to-market approach, combining a product-led model, direct sales, and channel partners.
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
As of April 30, 2025, we had 24,297 Core customers contributing approximately 75% of revenues for the three months then ended. As of April 30, 2024, we had 22,162 Core customers who contributed approximately 74% of revenues for the three months then ended.
As of April 30, 2025 and 2024, we had 728 and 607 customers spending over $100,000, on an annualized basis, respectively.
Subsequent to the fiscal quarter ended April 30, 2025, in May 2025 we entered into the largest subscription agreement in our history with a global technology leader. This agreement is for $100.0 million over a three-year term, billed annually.
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
As of April 30, 2025 and 2024, our dollar-based net retention rate was 95% and 100%, respectively.
As of April 30, 2025 and 2024, our dollar-based net retention rate for our Core customers was 96% and 102%, respectively. Our dollar-based net retention rate for customers spending over $100,000 on an annualized basis for the same periods was 95% and 108%, respectively.
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
We also generate revenues from our consumption-based AI product and professional services, which are not material to the consolidated financial statements.

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

	Three Months Ended April 30,
	2025	2024
	(in thousands)
Revenues	$187,267	$172,448
Cost of revenues (1)	19,227	17,804
Gross profit	168,040	154,644
Operating expenses:
Research and development (1)	75,127	82,791
Sales and marketing (1)	99,841	104,332
General and administrative (1)	36,976	33,690
Total operating expenses	211,944	220,813
Loss from operations	(43,904)	(66,169)
Interest income and other income (expense), net	5,830	4,360
Interest expense	(791)	(942)
Loss before provision for income taxes	(38,865)	(62,751)
Provision for income taxes	1,153	971
Net loss	$(40,018)	$(63,722)

__________________
(1)Amounts include stock-based compensation expense as follows:

	Three Months Ended April 30,
	2025	2024
	(in thousands)
Cost of revenues	$344	$283
Research and development	24,364	26,740
Sales and marketing	14,823	15,248
General and administrative	8,636	6,369
Total stock-based compensation expense	$48,167	$48,640

The following table sets forth the components of our statements of operations data, for each of the periods presented, as a percentage of revenues.

	Three Months Ended April 30,
	2025	2024
	(percent of revenues)
Revenues	100%	100%
Cost of revenues	10	10
Gross margin	90	90
Operating expenses:
Research and development	40	48
Sales and marketing	53	61
General and administrative	20	20
Total operating expenses	113	128
Loss from operations	(23)	(38)
Interest income and other income (expense), net	3	3
Interest expense	*	*
Loss before provision for income taxes	(21)	(36)
Provision for income taxes	*	*
Net loss	(21)%	(37)%
_______________
* Less than 1%.
Note: Certain figures may not sum due to rounding.
Comparison of Three Months Ended April 30, 2025 to Three Months Ended April 30, 2024
Revenues

	Three Months Ended April 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Revenues	$187,267	$172,448	$14,819	9%

Revenues increased $14.8 million, or 9%, during the three months ended April 30, 2025 compared to the three months ended April 30, 2024. The increase in revenues was primarily due to the addition of new paying customers and a continued shift in our sales mix toward our higher priced subscription plans, such as Enterprise and Enterprise+ plans.

Cost of Revenues and Gross Margin

	Three Months Ended April 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Cost of revenues	$19,227	$17,804	$1,423	8%
Gross margin	90%	90%

Cost of revenues increased $1.4 million, or 8%, during the three months ended April 30, 2025 compared to the three months ended April 30, 2024. The increase was primarily due to an increase of $0.5 million in amortization of capitalized software development costs, an increase of $0.5 million in professional services related fees, an increase of $0.4 million in infrastructure and application performance monitoring costs, an increase of $0.2 million in personnel-related costs, and an increase of $0.1 million in third-party hosting costs, partially offset by a decrease of $0.2 million credit card processing fees and a decrease of $0.1 million in equipment and related costs.
Our gross margin remained consistent during the three months ended April 30, 2025 compared to the three months ended April 30, 2024.
Operating Expenses

	Three Months Ended April 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Research and development	$75,127	$82,791	$(7,664)	(9)%
Sales and marketing	99,841	104,332	(4,491)	(4)%
General and administrative	36,976	33,690	3,286	10%
Total operating expenses	$211,944	$220,813	$(8,869)	(4)%
Research and Development
Research and development expenses decreased $7.7 million, or 9%, during the three months ended April 30, 2025 compared to the three months ended April 30, 2024. The decrease was primarily due to a decrease of $6.1 million in personnel-related costs and a decrease of $1.6 million in allocated overhead costs.
Sales and Marketing
Sales and marketing expenses decreased $4.5 million, or 4%, during the three months ended April 30, 2025 compared to the three months ended April 30, 2024. The decrease was primarily due to a decrease of $2.7 million in fees to marketing vendors, a decrease of $1.0 million in professional fees, and a decrease of $1.0 million in allocated overhead costs, partially offset by an increase of $0.3 million in subscription and software related expenses.
General and Administrative
General and administrative expenses increased $3.3 million, or 10%, during the three months ended April 30, 2025 compared to the three months ended April 30, 2024. The increase was primarily due to an increase of $1.8 million in personnel-related costs driven by an increase in stock-based compensation expense, an increase of $0.9 million in tax contingencies, an increase of $0.8 million in provision for credit losses, and an increase of $0.2 million in subscription and software related expenses, partially offset by a decrease of $0.4 million in allocated overhead costs.

Interest Income, Interest Expense, and Other Income (Expense), Net

	Three Months Ended April 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Interest income and other income (expense), net	$5,830	$4,360	$1,470	34%
Interest expense	(791)	(942)	151	(16)%

Interest income and other income (expense), net increased by $1.5 million during the three months ended April 30, 2025 compared to the three months ended April 30, 2024, primarily due to an increase of $2.6 million for the impact of foreign currency transaction gains and losses, partially offset by a decrease of $1.1 million in interest income on marketable securities. Interest expense decreased during the three months ended April 30, 2025 compared to the three months ended April 30, 2024, primarily due to a decrease in interest rates.
Non-GAAP Financial Measures
The following tables present certain non-GAAP financial measures for each period presented below. In addition to our results determined in accordance with GAAP, we believe these non-GAAP financial measures are useful in evaluating our operating performance. See below for a description of the non-GAAP financial measures and their limitations as an analytical tool.

	Three Months Ended April 30,
	2025	2024
	(in thousands)
Non-GAAP income (loss) from operations	$8,137	$(15,770)
Non-GAAP net income (loss)	$12,023	$(13,323)
Free cash flow	$3,995	$(4,275)
Adjusted free cash flow	$9,882	$(4,275)
Non-GAAP Income (Loss) From Operations and Non-GAAP Net Income (Loss)
We define non-GAAP income (loss) from operations as loss from operations plus stock-based compensation expense and the related employer payroll tax associated with RSUs, impairment of long-lived assets, and restructuring costs. The amount of employer payroll tax-related items on employee stock transactions is dependent on our stock price and other factors that are beyond our control and that do not correlate to the operation of the business. The restructuring costs are related to the reduction of our global workforce, which resulted in expenses related to severance, benefits, and other related items. When evaluating the performance of our business and making operating plans, we do not consider these items (for example, when considering the impact of equity award grants, we place a greater emphasis on overall stockholder dilution rather than the accounting charges associated with such grants). We believe the costs associated with restructuring are distinguishable from ongoing operating costs and are not reflective of underlying trends in our business. We believe it is useful to exclude these expenses in order to better understand the long-term performance of our core business, to facilitate comparison of our results to those of peer companies, and to facilitate comparison over multiple periods.
We define non-GAAP net income (loss) as net loss plus stock-based compensation expense and the related employer payroll tax associated with RSUs, impairment of long-lived assets, and restructuring costs.
We use non-GAAP income (loss) from operations and non-GAAP net income (loss) in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that non-GAAP income (loss) from operations and non-GAAP net income (loss) provide our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations.
Free Cash Flow and Adjusted Free Cash Flow
We define free cash flow as net cash from operating activities less cash used for purchases of property and equipment and capitalized internal-use software costs. We define adjusted free cash flow as free cash flow plus restructuring costs paid. We believe that free cash flow and adjusted free cash flow are useful indicators of liquidity that provide information to management and investors, even if negative, about the amount of cash used in our operations other than that used for investments in property and equipment and capitalized internal-use software costs, adjusted for expenditures which are distinguishable from our ongoing operations.
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
The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.
Non-GAAP Income (Loss) From Operations

	Three Months Ended April 30,
	2025	2024
	(in thousands)
Loss from operations	$(43,904)	$(66,169)
Add:
Stock-based compensation and related employer payroll tax associated with RSUs	49,824	50,399
Restructuring costs	2,217	—
Non-GAAP income (loss) from operations	$8,137	$(15,770)

Non-GAAP Net Income (Loss)

	Three Months Ended April 30,
	2025	2024
	(in thousands)
Net loss	$(40,018)	$(63,722)
Add:
Stock-based compensation and related employer payroll tax associated with RSUs	49,824	50,399
Restructuring costs	2,217	—
Non-GAAP net income (loss)	$12,023	$(13,323)

Free Cash Flow and Adjusted Free Cash Flow

	Three Months Ended April 30,
	2025	2024
	(in thousands)
Net cash provided by (used in) investing activities	$4,176	$(21,361)
Net cash (used in) provided by financing activities	$(5,523)	$9,947
Net cash provided by (used in) operating activities	$6,764	$(1,898)
Less:
Purchases of property and equipment	(638)	(1,002)
Capitalized internal-use software costs	(2,131)	(1,375)
Free cash flow	$3,995	$(4,275)
Add:
Restructuring costs paid	5,887	—
Adjusted free cash flow	$9,882	$(4,275)
Liquidity and Capital Resources
Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock and common stock, the issuance of senior mandatory convertible promissory notes in January and June 2020 to a trust affiliated with our CEO, cash generated from the sale of subscriptions to our platform, and financing activities including the private placement transaction with our CEO. We have generated losses from our operations as reflected in our accumulated deficit of $1,884.1 million as of April 30, 2025, positive cash flows from operating activities for the three months ended April 30, 2025, and negative cash flows from operating activities for the three months ended April 30, 2024.
As of April 30, 2025, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $470.8 million.
In November 2022, we entered into a four-year credit agreement with SVB, which provided for a senior secured credit facilities in the aggregate principal amount of up to $150.0 million, consisting of a term loan facility in the aggregate principal amount of $50.0 million and a revolving loan facility in an aggregate principal amount of up to $100.0 million, including a $30.0 million letter of credit sub-facility (as amended on April 13, 2023, June 18, 2024, November 18, 2024, and May 29, 2025, the “November 2022 Senior Secured Credit Facility”). The November 2022 Senior Secured Credit Facility refinanced our prior credit agreement with SVB (the “April 2020 Senior Secured Term Loan”) and terminates on November 7, 2026.
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
As of April 30, 2025, under the November 2022 Senior Secured Credit Facility there was $50.0 million drawn and $44.4 million was outstanding under the term loan, no amounts outstanding under the revolving credit facility and an aggregate $21.7 million in letters of credit issued under the credit sub-facility. Our total available borrowing capacity under the revolving credit facility was $78.3 million as of April 30, 2025.
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

In June 2024, our board of directors authorized a stock repurchase program of up to $150.0 million of our outstanding Class A common stock (the “Repurchase Program”). Repurchases are made on the open market, including via pre-set trading plans, in accordance with applicable securities laws. The Repurchase Program is funded using our working capital and was initially authorized through June 2025. The Repurchase Program does not obligate us to acquire any particular amount of Class A common stock, and the Repurchase Program may be suspended or discontinued at any time at our discretion. During the three months ended April 30, 2025, we repurchased 1.0 million shares of our outstanding Class A common stock for an aggregate purchase price of $15.6 million. All shares of Class A common stock repurchased were retired. On May 30, 2025, our board of directors amended the Repurchase Program to remove the expiration date of the Repurchase Program and authorized the repurchase of an additional $100.0 million of the Company’s outstanding Class A common stock pursuant to the Repurchase Program. As of April 30, 2025, $56.0 million remained available for future stock repurchases under the Repurchase Program, and the Company now has a total of $156.0 million available for future repurchases under the Repurchase Program. The Repurchase Program, as amended, has no specified expiration date and will continue until the funds committed to the Repurchase Program are exhausted or such authorization is revoked by our board of directors. See Note 10. Stockholders’ Equity to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding stock repurchases.
A substantial source of our cash provided by operating activities is our customer billings for subscription to our platform. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is included on our condensed consolidated balance sheets as a liability and is recorded as revenues over the term of the subscription agreement. As of April 30, 2025, we had $290.3 million of deferred revenue, of which $289.0 million was recorded as a current liability. This deferred revenue will be recognized as revenues when all of the revenue recognition criteria are met.
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
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended April 30,
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$6,764	$(1,898)
Net cash provided by (used in) investing activities	4,176	(21,361)
Net cash (used in) provided by financing activities	(5,523)	9,947
Operating Activities
Our largest source of operating cash is cash collection from sales of subscriptions to our paying customers. Our primary uses of cash from operating activities are for personnel-related expenses, marketing expenses, and third-

party hosting-related and software expenses. In prior years, we generated negative cash flows from operating activities and supplemented working capital requirements through net proceeds from the sale of equity and equity-linked securities.
Net cash provided by operating activities of $6.8 million for the three months ended April 30, 2025 reflects our net loss of $40.0 million, adjusted by non-cash items such as stock-based compensation expense of $48.2 million, amortization of deferred contract acquisition costs of $6.7 million, depreciation and amortization of $5.0 million, non-cash lease expense of $4.5 million, and provision for expected credit losses of $1.0 million, partially offset by net accretion of discount on marketable securities of $0.7 million, and net cash outflows of $17.9 million from changes in our operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities primarily consisted of a $12.5 million decrease in deferred revenue resulting from decreased billings for subscriptions, a $8.8 million increase in prepaid expenses and other current assets related to an increase in deferred contract acquisition costs, a $7.4 million decrease in accrued expenses and other liabilities primarily from accrued payroll liabilities, a $5.4 million decrease in operating lease liabilities, a $1.7 million decrease in accounts payable, and a $0.7 million increase in other assets. These amounts were partially offset by a $18.7 million decrease in accounts receivable.
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
Investing Activities
Net cash provided by investing activities of $4.2 million for the three months ended April 30, 2025 consisted of $41.0 million in maturities of marketable securities, partially offset by $34.1 million in purchases of marketable securities, $2.1 million in capitalized internal-use software costs, and $0.6 million in purchases of property and equipment.
Net cash used in investing activities of $21.4 million for the three months ended April 30, 2024 consisted of $70.5 million in purchases of marketable securities, $1.4 million in capitalized internal-use software costs, and $1.0 million in purchases of property and equipment. This was partially offset by $51.5 million in maturities of marketable securities.
Financing Activities
Net cash used in financing activities of $5.5 million for the three months ended April 30, 2025 consisted of $14.5 million in repurchases of Class A common stock. This was partially offset by $7.7 million in proceeds from our employee stock purchase plan and $1.3 million in proceeds from the exercise of stock options.
Net cash provided by financing activities of $9.9 million for the three months ended April 30, 2024 consisted of $8.9 million in proceeds from our employee stock purchase plan and $1.1 million in proceeds from the exercise of stock options.
Contractual Obligations and Commitments
During the three months ended April 30, 2025, there were no material changes in our contractual obligations and other commitments as disclosed in our Annual Report on Form 10-K filed with the SEC on March 18, 2025.

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
There have been no changes to our critical accounting policies and estimates during the three months ended April 30, 2025 as compared to those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K filed with the SEC on March 18, 2025.
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
Interest Rate Risk
Our cash, cash equivalents, restricted cash, and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds, U.S. government securities, corporate bonds, and U.S. agency bonds. As of April 30, 2025 and January 31, 2025, we had cash and cash equivalents of $193.8 million and $184.7 million, respectively, restricted cash of $0.3 million and $0.1 million, respectively, and marketable securities of $277.0 million and $282.2 million, respectively. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. As of April 30, 2025, a hypothetical increase in interest rates for our investments by 100 basis points would not have a material impact on our condensed consolidated financial statements.
Any borrowings under the revolving credit facility bear interest at a variable rate tied to the adjusted term SOFR, the prime rate, or the federal funds effective rate. As of April 30, 2025, we had $44.4 million outstanding under the credit facility. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations. As of April 30, 2025, a hypothetical increase of 100 basis points in interest rates for our revolving credit facility would not have a material impact on our condensed consolidated financial statements.
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
As exchange rates may fluctuate significantly between periods, our non-U.S. dollar denominated revenue and operating expenses may also experience significant fluctuations between periods as we convert these to U.S. dollars. Volatile market conditions arising from the macro environment have and may in the future result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar has and may in the future negatively affect our revenue expressed in U.S. dollars. In the three months ended April 30, 2025, 27% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins. We disclose the impact of realized foreign currency gains and losses within Note 11. Interest Income and Other Income (Expense), Net. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the three months ended April 30, 2025 and 2024.
As the impact of foreign currency exchange rates are not projected to be material to our operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of April 30, 2025. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended April 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred net losses in each fiscal year since our founding. We generated net losses of $40.0 million and $63.7 million for the three months ended April 30, 2025 and 2024, respectively. As of April 30, 2025, we had an accumulated deficit of $1,884.1 million. We do not expect to be profitable in the near future, and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. These losses reflect, among other things, the significant investments we made to develop and commercialize our platform, serve our existing customers, and broaden our customer base.
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
To increase our revenues and achieve profitability, we must increase our customer base through various methods, including but not limited to, adding new customers, converting individuals, teams, and organizations using our free and trial versions into paying customers, and expanding usage within organizations. We encourage customers on our free and trial versions to upgrade to paid subscription plans. Additionally, we seek to expand within organizations by adding new customers, having organizations upgrade to our Advanced, Enterprise, or Enterprise+ plans, or expanding their use of our platform into other groups within an organization. While we have experienced significant growth in our number of customers, we do not know whether we will continue to achieve similar customer growth rates in the future. Numerous factors may impede our ability to add new customers, convert individuals, teams, and organizations using our free and trial versions into paying customers, expand usage within organizations, and sell subscriptions to our platform, including but not limited to, our failure to attract and effectively train new sales and marketing personnel, failure to retain and motivate our current sales and marketing personnel, failure to develop or expand relationships with partners, failure to compete effectively against alternative products or services, failure to successfully deploy new features and integrations, failure to provide a quality customer experience and customer support, or failure to ensure the effectiveness of our marketing programs. Additionally, as we focus on increasing our sales to larger organizations, we will be required to deploy sophisticated and costly sales efforts, which may result in longer sales cycles, greater competition, and less predictability in completing some of our sales. In the large enterprise market, the customer’s decision to use our platform can sometimes be an enterprise-wide decision, in which case, we will likely be required to provide greater levels of customer education to familiarize potential customers with the use and benefits of our platform, as well as training and on-going support. In addition, larger enterprise organizations may demand more customization, integration and support services, and features. As a result of these factors, these sales opportunities may require us to devote greater sales, research and development, and customer support resources to these customers, resulting in increased costs, lengthened sales cycles, and diversion of our own sales and professional services resources to a smaller number of larger customers. If our efforts to sell to organizations of all sizes are not successful or do not generate additional revenues, our business, results of operations, and financial condition would suffer.
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
Moreover, our business is subscription based, and customers are not obligated to and may not renew their subscriptions after their existing subscriptions expire, and we cannot ensure that customers will renew subscriptions with a similar contract period, with the same or greater number of users, or for the same level of subscription plan or upgrade their subscription plan. Customers may or may not renew their subscription plans as a result of a number of factors, including their satisfaction or dissatisfaction with our platform, our pricing or pricing structure, the pricing or capabilities of the products and services offered by our competitors, geographic availability of our service, the effects of general economic conditions including a downturn or recession, inflation and fluctuating interest rates, or customers’ budgetary constraints. If customers do not renew their subscriptions, renew on less favorable terms, or fail to add more individuals, teams, and organizations, or if we fail to upgrade individuals, teams, and organizations from our free or trial plans to our paid subscription plans, or expand the adoption of our platform within organizations, our revenues may decline or grow less quickly than anticipated, which would harm our business, results of operations, and financial condition. The current macroeconomic environment, including fluctuating interest rates, instability in financial markets, uncertain or changing sanctions regimes, bank failures, tariffs and changes in trade agreements, and their effects on software spending, and headwinds for technology customers, may impact the adoption of our platform generally and our success in engaging with new customers and expanding relationships with existing customers may be impacted by these conditions. If our customers are materially negatively impacted by these factors, such as being unable to access our service or their existing cash to fulfill their payment obligation to us due to future bank failures, our business could be negatively impacted. As a result of these macroeconomic conditions, and any corresponding actions customers may take to manage costs, we have experienced and may continue to experience longer sales cycles, and we may continue to experience a reduction in renewal rates, as well as reduced customer spend and delayed payments that could materially impact our business, results of operations, and financial condition in future periods. While we believe our revenues are relatively predictable in the near-term as a result of our subscription-based business model, the effect of macroeconomic uncertainties may not be fully reflected in our operating results and overall financial performance until future periods. If we fail to predict customer demands, fail to sufficiently account for the impact of macroeconomic and geopolitical conditions on our sales projections, or fail to attract new customers and maintain and expand new and existing customer relationships, our revenues may grow more slowly than expected, may not grow at all, or may decline, and our business may be harmed.
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
Our flagship product, the Asana work management platform, currently accounts for substantially all of our revenue through seat-based licenses. Additionally, the revenue derived from our add-on product, AI Studio, and products or services we may launch in the future, may be dependent on licenses to our core work management platform. As such, the continued growth in market demand for and market acceptance, including international market acceptance, of our platform is critical to our continued success. Demand for our platform is affected by a number of factors, some of which are beyond our control, such as the rate of market adoption of work management solutions; the timing of development and release of competing new products; the development and acceptance of new features, integrations, and capabilities for our platform, including features, integrations, or capabilities that utilize AI; price, product, and service changes by us or our competitors; technological changes and developments within the markets we serve; growth, contraction, and rapid evolution of our market; and general economic conditions and trends including a downturn or recession, inflation, tariffs and changes in trade agreements, and fluctuating interest rates. If we are unable to continue to meet the demands of individuals, teams, and organizations or trends in preferences for work management solutions or to achieve more widespread market acceptance of our platform, our business, results of operations, and financial condition would be harmed. Changes in preferences of our current or potential customers may have a disproportionately greater impact on us than if we offered multiple products. In addition, some current and potential customers, particularly larger organizations, may develop or acquire their own tools or continue to rely on traditional tools and software for their work management solutions, which would reduce or eliminate their demand for our platform. If demand for our platform declines for any of these or other reasons, our business, results of operations, and financial condition would be adversely affected.
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
Operating our business and platform involves the collection, processing, storage, and transmission of sensitive, regulated, proprietary and confidential information, including our personal information and business information and those of our customers. As a result, we and the third parties with whom we work face a variety of evolving threats, including but not limited to ransomware attacks, which could cause security incidents. Security incidents can and do compromise the confidentiality, integrity, and availability of this information or our systems. Such incidents include, but are not limited to, cyber-attacks, software bugs and vulnerabilities, malicious internet-based activity, online and offline fraud, server malfunctions, software or hardware failures, email account takeovers, malicious code, malware (including as a result of advanced persistent threat intrusion), viruses, social engineering (including through deep fakes, which are increasingly more difficult to identify, and phishing attacks), ransomware, supply chain attacks and vulnerabilities through our third-party partners, denial-of-service attacks, credential stuffing, credential harvesting, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fire, floods, attacks enhanced or facilitated by AI, and other similar threats, efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations, threat actors, “hacktivists,” organized criminal threat actors, errors or malfeasance of our personnel, misconfiguration, and security vulnerabilities in the software or systems on which we rely. For example, we have been impacted by the use of automated or other fraudulent processes designed to circumvent controls to conduct fraud, send spam, or to execute an account takeover. We anticipate such activity to continue. These abuses and exploits, and the steps that we take to address them may result in a loss of anticipated revenue, increased costs to protect against or remediate these issues, or cause harm to our reputation and brand.
Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations and our ability to provide our products or services, loss of confidential, proprietary, and sensitive information and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties with whom we work, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services. Threats such as these are constantly evolving and therefore grow increasingly sophisticated and complex, which in turn increases the difficulty of detecting and successfully defending against them.
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
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We have not been, and may not in the future, be able to detect and remediate all vulnerabilities including on a timely basis. Further, we have experienced (and may in the future experience) delays in developing and deploying remedial measures designed to address such identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

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
Furthermore, any sensitive information (including regulated, proprietary and confidential information, including personal information and business information) that we input into a third-party generative AI platform could be leaked or disclosed to others, including if sensitive information is used to train the third parties’ AI model. Additionally, where an AI model ingests personal information and makes connections using such information, those technologies may reveal other personal or sensitive information generated by the model.
Our use of AI and machine learning technologies in our products and operations gives rise to legal, business, and operational risks. Legal, regulatory, social and ethical issues relating to the use of AI and machine learning technologies in our products and business may result in reputational harm and liability.
Our platform integrates generative AI, machine learning and/or automated decision-making technologies into certain features that we offer to our customers. The rapid evolution of AI, machine learning, and automated decision-making technologies require dedicated resources to develop, test, and maintain our product offerings and to help responsibly integrate such technologies into certain features to minimize unintended or harmful impacts to our customers. Uncertainty around new and emerging AI, machine learning, and automated decision-making technologies may require additional investment in the development of proprietary datasets, machine learning models, and systems to test for accuracy, bias, and other variables, which are often complex, may be costly, and could impact our profit margin as we expand the use of AI, machine learning, and/or automated decision-making technologies in our products. There are significant risks involved in developing, maintaining, and deploying these technologies internally and/or to customers and there can be no assurance that such technologies will enhance our products or benefit our customers or business.
Artificial intelligence-related technologies are subject to existing privacy, data protection, and security laws, and may be subject to additional new laws and regulations. For example, several countries, states, and localities have proposed, enacted, or are considering laws governing the development and use of AI, machine learning, and automated decision-making technologies, such as the EU’s AI Act and the Colorado Artificial Intelligence Act. For example, the EU AI Act sets out a risk-based framework, subjecting certain AI technologies to numerous compliance obligations, including transparency, conformity and risk assessment, monitoring and human oversight requirements. Under the EU AI Act, non-compliant companies may be subject to administrative fines of up to 35 million Euros or 7% of a company’s total worldwide annual turnover for the preceding financial year, whichever is the higher. Depending on how the EU AI Act is implemented and interpreted, we may have to adapt our business practices, contractual arrangements, and services to comply with such obligations. The effects of these regulations are difficult to predict, and other jurisdictions may adopt similar laws.
Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI, machine learning, and automated decision-making technologies. These obligations may make it harder for us to conduct our business using AI, machine learning, and automated decision-making technologies, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI, machine learning, and automated decision-making technologies, or prevent or limit our use of AI, machine learning, and automated decision-making technologies. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI, machine learning, and automated decision-making technologies where they allege the company has violated privacy and consumer protection laws. If we cannot use AI, machine learning, and automated decision-making technologies or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.

Our ability to continue to develop or use such technologies may be dependent on our access to technology offered by vendors and specific third-party software and infrastructure providers, such as processing hardware or third-party AI models, and we cannot control the quality, availability, or cost of such vendor offerings or third-party software and infrastructure offerings. We face competition from other companies in our industry who use similar machine learning technologies. Failure to offer or deploy new AI, machine learning, or automated decision-making technologies as quickly or effectively as our competitors could adversely affect our business.
In addition, market acceptance and consumer perceptions of AI, machine learning, and automated decision-making technologies are currently fast-evolving and therefore remain uncertain. For example, AI technologies, including generative AI, sometimes create content or information that appears correct but is factually inaccurate or flawed. The use of AI technologies also presents emerging ethical and social issues. If we enable or offer solutions that draw scrutiny or controversy due to their perceived or actual negative impact on our customers, we may experience brand or reputational harm, competitive disadvantages, consumer complaints, legal liability, and other adverse consequences, any of which could materially adversely affect our business, results of operations, and financial condition.
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
Our success depends largely upon the continued services and performance of our senior management and other key personnel. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives and key employees, which could disrupt our business. For example, in March 2025, we announced the anticipated transition of Dustin Moskovitz from the role of Chief Executive Officer to focusing on serving as the Chair of our board of directors when a new Chief Executive Officer is appointed. Our senior management and key employees are employed on an at-will basis. We currently do not have “key person” insurance on any of our employees. The loss of Mr. Moskovitz, key development, engineering, sales, or marketing personnel, and other key members of management, may disrupt our operations and have an adverse effect on our ability to grow our business. Changes in our senior management team may also cause disruptions in, and harm to, our business, results of operations, and financial condition.
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
We believe that the brand identity that we have developed has significantly contributed to the success of our business. We also believe that maintaining and enhancing the “Asana” brand is critical to expanding our customer base and establishing and maintaining relationships with partners. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to ensure that our platform remains high-quality, reliable, and useful at competitive prices, as well as with respect to our free and trial versions. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not be successful. If we fail to promote and maintain the “Asana” brand, or if we incur excessive expenses in this effort, our business, results of operations, and financial condition would be adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining, and enhancing our brand may become more difficult and expensive.
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
For the three months ended April 30, 2025, 40% of our revenues were generated from customers outside the United States. We have operations in multiple cities globally. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. In addition, we will face risks in doing business internationally that could adversely affect our business and results of operations, including:
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
In January 2025, the U.S. presidential administration began issuing Executive Orders identifying new government policies and directing U.S. federal agencies to evaluate their current actions, including certain spending, to ensure that such actions are consistent with new administration priorities. Some of those Executive Orders are the subjects of pending litigation, and there remains significant uncertainty about the ways in which agencies will implement the new Executive Orders. Such implementation could negatively affect our current and future business with U.S. government agencies.
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
We, and the third parties with whom we work, are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, industry standards, policies and other obligations related to artificial intelligence, privacy, data protection, and security. Our actual or perceived failure to comply with such obligations (or such failure by the third parties with whom we work) could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
We receive, process, store, and use business and personal information belonging to individuals who interact with Asana, including our users and prospective, current, and former customers. There are numerous federal, state, local, and foreign laws and regulations regarding privacy, data protection, security and the storing, sharing, use, processing, disclosure, and protection of business and personal information including personal information privacy laws, state data breach notification laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act) and other similar laws (e.g., wiretapping laws). These laws continue to evolve in scope and are subject to differing interpretations, and may contain inconsistencies or pose conflicts with other legal requirements. Preparing for and attempting to comply with these laws and other obligations requires significant resources and, potentially, changes to our technologies, systems, and practices and those of any third parties that process personal information on our behalf.
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
Globally, certain jurisdictions have enacted data residency or data localization laws and have imposed requirements for cross-border transfers of personal information. For example, the cross-border transfer landscape in Europe is complex and other countries outside of Europe have enacted or are considering enacting cross-border data transfer restrictions and laws requiring data residency or other restrictions around the location of the storage and processing of data, which could increase the cost and complexity of doing business. The EU GDPR generally restricts the transfer of personal information to countries outside of the EEA, such as the United States, which are not considered by the European Commission to provide an adequate level of privacy, data protection, and security. In addition, Swiss and UK law contain similar data transfer restrictions as the EU GDPR. Although there are currently valid mechanisms available to transfer data from the EEA and the UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges and there remains some uncertainty regarding the future of these cross-border data transfers. If we cannot implement a valid compliance mechanism for cross-border personal information transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from the EEA, UK, or elsewhere. Inability to import personal information to the United States may significantly and negatively impact our business operations, including limiting our ability to collaborate with service providers, contractors, and other companies subject to European and other privacy, data protection, and security laws; or requiring us to increase our data processing capabilities in Europe or elsewhere at significant expense. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups.
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
In addition to the European Union, a growing number of other global jurisdictions, such as Brazil, Japan, India and Canada, are considering or have passed legislation implementing privacy, data protection, and security requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our platform, particularly as we expand our operations internationally. Some of these laws, such as the General Data Protection Law in Brazil, the Act on the Protection of Personal Information in Japan, or India’s Information Technology Act impose similar obligations as those under the EU GDPR.

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
Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, and Iran) and covered individuals (i.e., individuals and entities located in or controlled by individuals or entities located in those jurisdictions) that may impact certain business activities such as vendor engagements, sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties.
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
On November 7, 2022, we entered into an agreement with several banks and other financial institutions or entities for which Silicon Valley Bank (“SVB”) acted as issuing lender, administrative agent and collateral agent, under which we may incur loans in an aggregate principal amount not to exceed $150 million, consisting of a term loan facility in an aggregate principal amount equal to $50 million and a revolving loan facility in an aggregate principal amount of up to $100 million, including a $30 million letter of credit sub-facility (collectively and as amended on April 13, 2023, June 18, 2024, November 18, 2024, and May 29, 2025, the “November 2022 Senior Secured Credit Facility”). On March 27, 2023, First Citizens BancShares, Inc. (“First Citizens”) announced that it had entered into an agreement to purchase assets and liabilities of SVB, inclusive of our November 2022 Senior Secured Credit Facility. We continue to have the ability to make additional borrowings under the November 2022 Senior Secured Credit Facility which is now held by SVB as a division of First Citizens.
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
•additions or departures of members of our board of directors, management, or key personnel;
•rumors and market speculation involving us or other companies in our industry;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business, including those related to privacy, data protection, and security in the United States or globally;
•lawsuits threatened or filed against us;
•other events or factors, including bank failures, war, international tariffs, incidents of terrorism, or responses to these events;
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
In addition, companies in the technology industry, have experienced significant price and volume fluctuations that have affected and continue to affect the stock prices of these companies. Stock prices of many companies, including technology companies, have fluctuated in a manner often unrelated to the operating performance of those companies. For example, despite our revenue growing year over year, our stock price has experienced significant volatility in the past year due to general downturns and increased instability in the equity markets. In the past, companies that have experienced volatility in the trading price for their stock have been subject to securities class action litigation. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business, results of operations, and financial condition.
Our largest stockholder will have the ability to influence the outcome of director elections and other matters requiring stockholder approval.
Dustin Moskovitz, our co-founder, President, Chief Executive Officer, Chair, and largest stockholder, beneficially owns a significant percentage of our outstanding Class A common stock and Class B common stock, together, representing a majority of the voting power of our capital stock as of April 30, 2025. Mr. Moskovitz could exert substantial influence over matters requiring approval by our stockholders. In March 2025, we announced the anticipated transition of Dustin Moskovitz from the role of Chief Executive Officer to focusing on serving as the Chair of our board of directors when a new Chief Executive Officer is appointed. This concentration of ownership may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
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
Our Class B common stock has 10 votes per share, and our Class A common stock, which is the stock listed on the New York Stock Exchange (“NYSE”) and the Long-Term Stock Exchange (“LTSE”) has one vote per share. Our founders, directors, executive officers, and their affiliates hold a majority of the voting power of our capital stock. Because of the 10-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a significant percentage of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the date of automatic conversion described below, when all outstanding shares of Class B common stock and Class A common stock will convert automatically into shares of a single class of common stock. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
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
In June 2024, our board of directors authorized a stock repurchase program of up to $150 million of our outstanding Class A common stock. On May 30, 2025, our board of directors authorized the repurchase of an additional $100 million of the Company’s outstanding Class A common stock. Repurchases are made on the open market, including via pre-set trading plans, in accordance with applicable securities laws. The program does not obligate us to acquire any particular amount of Class A common stock, and the repurchase program may be suspended or discontinued at any time at our discretion. Although the program has been approved, there is no obligation for the Company to repurchase any specific dollar amount of stock.
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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the listing standards of the NYSE and the LTSE, and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations, and financial condition. Although we have already hired additional employees and engaged outside consultants to assist us in complying with these requirements, we may need to increase this staffing in the future, which will increase our operating expenses. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. This uncertainty may be exacerbated by the recent change of administration at the federal level, the appointment of a new Chair of the Securities and Exchange Commission (“SEC”) and the ongoing reevaluation of regulatory priorities with respect to public companies, including changing regulatory and enforcement practices at the SEC and the national securities exchanges. We intend to invest substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. Being a public company that is subject to these new rules and regulations has made and will continue to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly members who can serve on our audit committee and compensation committee, and qualified executive officers. As a result of the disclosure obligations required of a public company, our business and financial condition will become more visible, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, results of operations, and financial condition would be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, would divert the resources of our management and harm our business, results of operations, and financial condition.
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
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the American Institute of Certified Public Accountants, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.
A failure to establish and maintain an effective system of disclosure controls and internal control over financial reporting, could adversely affect our ability to produce timely and accurate financial statements or comply with applicable regulations.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act, is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and investments to strengthen our accounting systems. If any of these new or improved controls and systems do not perform as expected, we may experience material weaknesses in our controls. In addition to our results determined in accordance with generally accepted accounting principles (“GAAP”), we believe certain non-GAAP measures may be useful in evaluating our operating performance. We present certain non-GAAP financial measures in this Quarterly Report on Form 10-Q and intend to continue to present certain non-GAAP financial measures in future filings with the SEC and other public statements. Any failure to accurately report and present our non-GAAP financial measures could cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock.
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE or the LTSE. We are required to provide an annual management report on the effectiveness of our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
In June 2024, our board of directors authorized a stock repurchase program of up to $150.0 million of our outstanding Class A common stock. On May 30, 2025, our board of directors amended the Repurchase Program to remove the expiration date of the Repurchase Program and authorized the repurchase of an additional $100.0 million of the Company’s outstanding Class A common stock pursuant to the Repurchase Program. As of April 30, 2025, $56.0 million remained available for future stock repurchases under the Repurchase Program, and the Company now has a total of $156.0 million available for future repurchases under the Repurchase Program. The Repurchase Program, as amended, has no specified expiration date and will continue until the funds committed to the Repurchase Program are exhausted or such authorization is revoked by our board of directors.
The following table presents our stock repurchase activity under our authorized stock repurchase program for the three months ended April 30, 2025 (in thousands, except for per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans of Programs
February 1 - February 28	—	$—	—	$71,647
March 1 - March 31	306	$14.70	306	$67,149
April 1 - April 30	728	$15.26	728	$56,040
Total	1,034		1,034
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On March 12, 2025, Eleanor Lacey, our General Counsel and Corporate Secretary, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 170,438 shares of the Company’s Class A common stock. The Rule 10b5-1 trading arrangement provides for the sale of a percentage of shares to be received upon future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and thus the exact number of shares to be sold pursuant to Ms. Lacey’s Rule 10b5-1 trading arrangement, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, we have reported the maximum aggregate number of shares to be sold without subtracting any shares to be withheld upon future vesting events. The plan terminates on May 31, 2026, or upon the earlier completion of all authorized transactions under the plan.
On March 12, 2025, Sonalee Parekh, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 203,710 shares of the Company’s Class A common stock. The Rule 10b5-1 trading arrangement provides for the sale of a percentage of shares to be received upon future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and thus the exact number of shares to be sold pursuant to Ms. Parekh’s Rule 10b5-1 trading arrangement, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, we have reported the maximum aggregate number of shares to be sold without subtracting any shares to be withheld upon future vesting events. The plan terminates on March 31, 2026, or upon the earlier completion of all authorized transactions under the plan.
On March 18, 2025, Justin Rosenstein, a member of our board of directors, terminated a trading plan adopted on September 18, 2024. On March 18, 2025, Mr. Rosenstein adopted a new Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 6,000,000 shares of the Company’s Class B common stock. The trading plan terminates on May 29, 2026, or upon the earlier completion of all authorized transactions under the plan.
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
10.1*
Fourth Amendment to Credit Agreement, dated May 29, 2025, by and among the Registrant and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as the issuing lender, the swingline lender, administrative agent and collateral agent.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2025, has been formatted in Inline XBRL
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

ASANA, INC.

Date: June 3, 2025	By:	/s/ Dustin Moskovitz
Dustin Moskovitz
President, Chief Executive Officer, and Chair
(Principal Executive Officer)

Date: June 3, 2025	By:	/s/ Sonalee Parekh
Sonalee Parekh
Chief Financial Officer
(Principal Financial Officer)