Form 10-Q
period 2025-07-31
Asana, Inc.
filed 2025-09-03
CIK 1477720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 28, 2025, the number of shares of the registrant’s Class A common stock outstanding was 156,685,245 and the number of shares of the registrant’s Class B common stock outstanding was 79,561,680.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risk and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition; business strategy and plans; and objectives of management for future operations are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about: our ability to grow or maintain our dollar-based net retention rate, expand usage of our platform within organizations, and sell subscriptions to our platform; our ability to convert individuals, teams, and organizations on our free and trial versions into paying customers; the timing and success of new features, integrations, capabilities, and enhancements by us, or by our competitors to their products, including the successful deployment of artificial intelligence (“AI”), or any other changes in the competitive landscape of our market; our ability to achieve widespread acceptance and use of our platform; growth in the work management market; the amount and timing of operating expenses and capital expenditures, as well as entry into operating leases, that we may incur to maintain and expand our business and operations and to remain competitive; our focus on growth to drive long-term value; the timing of expenses and our expectations regarding our cost of revenues, gross margin, and operating expenses; the effect of uncertainties related to ongoing macroeconomic conditions, including volatile equity capital markets, on our business, results of operations, and financial condition; performance of our sales and marketing activities; our protections against security breaches, technical difficulties, or interruptions to our platform; our ability to successfully defend litigation brought against us, potential dispute-related settlement payments, or other litigation-related costs; potential pricing pressure as a result of competition or otherwise; anticipated fluctuations in foreign currency exchange rates; potential costs and the anticipated timing of expenses related to the acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs; general economic conditions affecting domestic or international markets, and the rate of global information technology (“IT”) spending, including as a result of a downturn or recession, inflation and fluctuating interest rates, and instability in financial institutions and global financial markets; and geopolitical instability.
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ASANA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	As of
	July 31, 2025	January 31, 2025
Assets
Current assets
Cash and cash equivalents	$184,146	$184,728
Marketable securities	291,074	282,156
Restricted cash	526	136
Accounts receivable, net	69,232	87,567
Prepaid expenses and other current assets	53,533	46,154
Total current assets	598,511	600,741
Property and equipment, net	96,323	95,836
Operating lease right-of-use assets	160,237	166,545
Other assets	28,086	28,293
Total assets	$883,157	$891,415
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$16,295	$9,922
Accrued expenses and other current liabilities	70,853	83,031
Deferred revenue, current	312,511	300,798
Operating lease liabilities, current	24,423	22,066
Total current liabilities	424,082	415,817
Term loan, net	36,814	39,291
Deferred revenue, noncurrent	1,112	2,005
Operating lease liabilities, noncurrent	191,103	201,733
Other liabilities	5,490	5,046
Total liabilities	658,601	663,892
Commitments and contingencies (Note 7)
Stockholders' equity
Common stock	2	2
Additional paid-in capital	2,183,543	2,059,848
Accumulated other comprehensive income (loss)	1,263	(3,851)
Accumulated deficit	(1,960,252)	(1,828,476)
Total stockholders’ equity	224,556	227,523
Total liabilities and stockholders’ equity	$883,157	$891,415

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Revenues	$196,936	$179,212	$384,203	$351,660
Cost of revenues	20,221	19,987	39,448	37,791
Gross profit	176,715	159,225	344,755	313,869
Operating expenses:
Research and development	79,376	91,151	154,503	173,942
Sales and marketing	106,677	108,649	206,518	212,981
General and administrative	40,118	36,222	77,094	69,912
Total operating expenses	226,171	236,022	438,115	456,835
Loss from operations	(49,456)	(76,797)	(93,360)	(142,966)
Interest income and other income (expense), net	3,307	6,760	9,137	11,120
Interest expense	(797)	(955)	(1,588)	(1,897)
Loss before provision for income taxes	(46,946)	(70,992)	(85,811)	(133,743)
Provision for income taxes	1,414	1,197	2,567	2,168
Net loss	$(48,360)	$(72,189)	$(88,378)	$(135,911)
Net loss per share:
Basic and diluted	$(0.20)	$(0.31)	$(0.38)	$(0.59)
Weighted-average shares used in calculating net loss per share:
Basic and diluted	236,218	229,760	235,550	228,430

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Net loss	$(48,360)	$(72,189)	$(88,378)	$(135,911)
Other comprehensive (loss) income, net of tax:
Net unrealized (losses) gains on marketable securities	(944)	1,413	120	38
Foreign currency translation adjustments	252	281	4,994	(580)
Total other comprehensive (loss) income	(692)	1,694	5,114	(542)
Comprehensive loss	$(49,052)	$(70,495)	$(83,264)	$(136,453)

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended July 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at April 30, 2025	235,220	$2	$2,118,447	$1,955	$(1,884,100)	$236,304
Issuance of common stock upon the exercise of stock options	239	—	816	—	—	816
Repurchases and retirement of common stock	(1,958)	—	—	—	(27,792)	(27,792)
Issuance of common stock upon the vesting and settlement of restricted stock units	2,844	—	—	—	—	—
Stock-based compensation expense	—	—	64,280	—	—	64,280
Net unrealized losses on marketable securities	—	—	—	(944)	—	(944)
Foreign currency translation adjustments	—	—	—	252	—	252
Net loss	—	—	—	—	(48,360)	(48,360)
Balances at July 31, 2025	236,345	$2	$2,183,543	$1,263	$(1,960,252)	$224,556

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - CONTINUED
(in thousands)
(unaudited)

	Three Months Ended July 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at April 30, 2024	228,036	$2	$1,880,675	$(2,472)	$(1,558,308)	$319,897
Issuance of common stock upon the exercise of stock options	321	—	1,044	—	—	1,044
Repurchases and retirement of common stock	(1,446)	—	—	—	(19,721)	(19,721)
Issuance of common stock upon the vesting and settlement of restricted stock units	2,578	—	—	—	—	—
Stock-based compensation expense	—	—	61,192	—	—	61,192
Net unrealized gains on marketable securities	—	—	—	1,413	—	1,413
Foreign currency translation adjustments	—	—	—	281	—	281
Net loss	—	—	—	—	(72,189)	(72,189)
Balances at July 31, 2024	229,489	$2	$1,942,911	$(778)	$(1,650,218)	$291,917

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - CONTINUED
(in thousands)
(unaudited)

	Six Months Ended July 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2025	232,888	$2	$2,059,848	$(3,851)	$(1,828,476)	$227,523
Issuance of common stock upon the exercise of stock options	593	—	2,073	—	—	2,073
Repurchases and retirement of common stock	(2,992)	—	—	—	(43,398)	(43,398)
Issuance of common stock upon the vesting and settlement of restricted stock units	5,105	—	—	—	—	—
Issuance of common stock under employee share purchase plan	751	—	7,746	—	—	7,746
Stock-based compensation expense	—	—	113,876	—	—	113,876
Net unrealized gains on marketable securities	—	—	—	120	—	120
Foreign currency translation adjustments	—	—	—	4,994	—	4,994
Net loss	—	—	—	—	(88,378)	(88,378)
Balances at July 31, 2025	236,345	$2	$2,183,543	$1,263	$(1,960,252)	$224,556

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - CONTINUED
(in thousands)
(unaudited)

	Six Months Ended July 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2024	224,728	$2	$1,821,216	$(236)	$(1,494,586)	$326,396
Issuance of common stock upon the exercise of stock options	673	—	2,129	—	—	2,129
Repurchases and retirement of common stock	(1,446)	—	—	—	(19,721)	(19,721)
Issuance of common stock upon the vesting and settlement of restricted stock units	4,880	—	(4)	—	—	(4)
Issuance of common stock under employee share purchase plan	654	—	8,866	—	—	8,866
Stock-based compensation expense	—	—	110,704	—	—	110,704
Net unrealized gains on marketable securities	—	—	—	38	—	38
Foreign currency translation adjustments	—	—	—	(580)	—	(580)
Net loss	—	—	—	—	(135,911)	(135,911)
Balances at July 31, 2024	229,489	$2	$1,942,911	$(778)	$(1,650,218)	$291,917

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2025	2024
Cash flows from operating activities
Net loss	$(88,378)	$(135,911)
Adjustments to reconcile net loss to net cash provided by operating activities:
Allowance for expected credit losses	1,193	372
Depreciation and amortization	10,109	8,293
Amortization of deferred contract acquisition costs	13,769	12,493
Stock-based compensation expense	110,321	108,747
Net accretion of discount on marketable securities	(1,278)	(3,556)
Non-cash lease expense	9,122	8,888
Amortization of discount on revolving credit facility and term loan issuance costs	60	61
Changes in operating assets and liabilities:
Accounts receivable	17,767	22,914
Prepaid expenses and other current assets	(20,179)	(13,598)
Other assets	274	(3,081)
Accounts payable	6,261	6,369
Accrued expenses and other liabilities	(12,170)	(6,373)
Deferred revenue	10,820	17,970
Operating lease liabilities	(11,092)	(9,628)
Net cash provided by operating activities	46,599	13,960
Cash flows from investing activities
Purchases of marketable securities	(104,096)	(107,126)
Maturities of marketable securities	96,576	91,296
Purchases of property and equipment	(1,935)	(2,692)
Capitalized internal-use software costs	(5,287)	(2,783)
Net cash used in investing activities	(14,742)	(21,305)
Cash flows from financing activities
Repayment of term loan	(2,500)	(1,250)
Repurchases of common stock	(43,398)	(19,022)
Proceeds from exercise of stock options	2,073	2,129
Proceeds from employee stock purchase plan	7,746	8,866
Taxes paid related to net share settlement of equity awards	—	(4)
Net cash used in financing activities	(36,079)	(9,281)
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	4,030	(182)
Net decrease in cash, cash equivalents, and restricted cash	(192)	(16,808)
Cash, cash equivalents, and restricted cash
Beginning of period	184,864	236,663
End of period	$184,672	$219,855

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2025	2024
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$184,146	$219,400
Restricted cash	526	455
Total cash, cash equivalents, and restricted cash	$184,672	$219,855

Supplemental cash flow data
Cash paid for income taxes	$1,259	$2,587
Supplemental non-cash investing and financing information
Purchase of property and equipment in accounts payable and accrued expenses and other current liabilities	$182	$447
Stock-based compensation expense capitalized for internal-use software	$3,555	$1,953
Repurchases of common stock in accrued expenses and other current liabilities	$—	$698

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
The Company grants credit to customers in the normal course of business. For the three and six months ended July 31, 2025 and 2024, there were no individual customers that accounted for 10% or more of the Company’s revenues. No customer accounted for more than 10% of accounts receivable, net as of July 31, 2025 or January 31, 2025.
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

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company holds restricted cash for the future payment of voluntary disability insurance claims. The Company had $0.5 million of restricted cash as of July 31, 2025 and $0.1 million restricted cash as of January 31, 2025.
Available-for-sale Investments
The Company’s marketable securities are primarily comprised of U.S. government securities, corporate bonds, and U.S. agency bonds. The Company classifies its securities as available-for-sale at the time of purchase and reevaluates such classification at each balance sheet date. The Company may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies its marketable securities, including securities with stated maturities beyond 12 months, within current assets in the condensed consolidated balance sheets.
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
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset groups may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company recorded no impairment charge during the three and six months ended July 31, 2025 and 2024.
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
Note 3.    Revenues
Deferred Revenue and Remaining Performance Obligations
The Company recognized $88.7 million and $76.7 million of revenues during the three months ended July 31, 2025 and 2024, respectively, that were included in the deferred revenue balances at January 31, 2025 and 2024,

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
respectively. The Company recognized $220.4 million and $194.1 million of revenues during the six months ended July 31, 2025 and 2024, respectively, that were included in the deferred revenue balances at January 31, 2025 and 2024, respectively.
Deferred revenue that will be recognized within the next 12 months is recorded as deferred revenue, current and the remaining portion is recorded as deferred revenue, noncurrent. As of July 31, 2025, the Company's remaining performance obligations from contracts with customers was $507.3 million, of which the Company expects to recognize approximately 75% as revenues over the next 12 months and the remainder thereafter.
Deferred Contract Acquisition Costs
Deferred contract acquisition costs are amortized over a period of benefit of three years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in the software-as-a-service industry.
The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Six Months Ended July 31,
	2025	2024
Beginning balance	$40,518	$39,381
Capitalization of contract acquisition costs	14,631	12,511
Amortization of deferred contract acquisition costs	(13,769)	(12,493)
Ending balance	$41,380	$39,399
The following table summarizes the outstanding balances of deferred contract acquisition costs (in thousands):

	As of
	July 31, 2025	January 31, 2025
Deferred contract acquisition costs, current	$22,738	$22,414
Deferred contract acquisition costs, noncurrent	18,642	18,104
Total deferred contract acquisition costs	$41,380	$40,518

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 4.    Fair Value Measurements
The following table summarizes, for assets measured at fair value, the respective fair value and classification by level of input within the fair value hierarchy (in thousands):

	As of July 31, 2025
	Level 1	Level 2	Level 3	Total
Current Assets
Cash equivalents
Money market funds	$88,604	$—	$—	$88,604
Commercial paper	—	2,481	—	2,481
Total cash equivalents	$88,604	$2,481	$—	$91,085
Marketable securities
U.S. Treasury securities	$155,120	$—	$—	$155,120
Commercial paper	—	3,983	—	3,983
Corporate bonds	—	101,973	—	101,973
U.S. agency bonds	—	29,998	—	29,998
Total marketable securities	$155,120	$135,954	$—	$291,074
Total assets	$243,724	$138,435	$—	$382,159

	As of January 31, 2025
	Level 1	Level 2	Level 3	Total
Current Assets
Cash equivalents
Money market funds	$88,251	$—	$—	$88,251
Total cash equivalents	$88,251	$—	$—	$88,251
Marketable securities
U.S. Treasury securities	$155,166	$—	$—	$155,166
Corporate bonds	—	106,009	—	106,009
U.S. agency bonds	—	20,981	—	20,981
Total marketable securities	$155,166	$126,990	$—	$282,156
Total assets	$243,417	$126,990	$—	$370,407

The following table summarizes the Company's investments in marketable securities on the condensed consolidated balance sheets (in thousands):

	As of July 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current Assets
U.S. Treasury securities	$154,788	$424	$(92)	$155,120
Commercial paper	3,983	—	—	3,983
Corporate bonds	101,520	457	(4)	101,973
U.S. agency bonds	29,991	7	—	29,998
Total marketable securities	$290,282	$888	$(96)	$291,074

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	As of January 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current Assets
U.S. Treasury securities	$155,017	$254	$(105)	$155,166
Corporate bonds	105,532	487	(10)	106,009
U.S. agency bonds	20,935	52	(6)	20,981
Total marketable securities	$281,484	$793	$(121)	$282,156
The following table presents the contractual maturities of the Company’s marketable securities as of July 31, 2025 (in thousands):

	As of July 31, 2025
	Amortized Cost	Estimated Fair Value
Due within one year	$99,812	$99,883
Due within one to three years	190,470	191,191
Total	$290,282	$291,074
The Company periodically evaluates its investments for expected credit losses. The Company had certain available-for-sale investment securities in a gross unrealized loss position, substantially all of which had been in such position for less than 12 months. The unrealized losses on the available-for-sale securities were primarily due to unfavorable changes in interest rates subsequent to the initial purchase of these securities. The Company expects to recover the full carrying value of its available-for-sale securities in an unrealized loss position as it does not intend or anticipate a need to sell these securities prior to recovering the associated unrealized losses. The Company also expects any credit losses would be immaterial based on the high-grade credit rating for each of such available-for-sale securities. As a result, the Company does not consider any portion of the unrealized losses as of July 31, 2025 or January 31, 2025 to represent credit losses.
In April 2020 and November 2022, the Company entered into credit agreements (the “April 2020 Senior Secured Term Loan” and “November 2022 Senior Secured Credit Facility” as defined in Note 6. Debt) with Silicon Valley Bank (“SVB”). The credit facilities are carried at amortized cost, which approximated their fair values as of July 31, 2025 and January 31, 2025. If the credit facilities were measured at fair value in the financial statements, they would be classified as Level 2 in the fair value hierarchy. The April 2020 Senior Secured Term Loan was repaid in full and terminated in November 2022. On March 27, 2023, First Citizens BancShares, Inc. announced that it entered into an agreement to purchase assets and liabilities of SVB, inclusive of the November 2022 Senior Secured Credit Facility.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 5.    Balance Sheet Components
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	As of
	July 31, 2025	January 31, 2025
Leasehold improvements	$106,214	$104,150
Capitalized internal-use software	43,955	35,112
Furniture and fixtures	12,935	12,689
Desktop and other computer equipment	3,043	2,828
Construction in progress	55	497
Total gross property and equipment	166,202	155,276
Less: Accumulated depreciation and amortization	(69,879)	(59,440)
Total property and equipment, net	$96,323	$95,836

Depreciation and amortization expense was $5.2 million and $4.3 million for the three months ended July 31, 2025 and 2024, respectively, and $10.1 million and $8.3 million for the six months ended July 31, 2025 and 2024, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	July 31, 2025	January 31, 2025
Prepaid expenses	$21,879	$17,437
Deferred contract acquisition costs, current	22,738	22,414
Other current assets	8,916	6,303
Total prepaid expenses and other current assets	$53,533	$46,154
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	July 31, 2025	January 31, 2025
Accrued payroll liabilities	$17,225	$22,623
Accrued sales and value-added taxes	13,304	13,140
Accrued taxes for fringe benefits	13,255	13,055
Accrued consulting expenses	4,659	5,297
Accrued advertising expenses	189	5,862
Other liabilities	22,221	23,054
Total accrued expenses and other current liabilities	$70,853	$83,031
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
Pursuant to the terms of the November 2022 Senior Secured Credit Facility, the Company may issue letters of credit which may reduce the total amount available for borrowing under the revolving credit facility. Additionally, the Company is required to pay an annual commitment fee that accrues at a rate of 0.15% per annum on the unused portion of the borrowing commitments under the revolving credit facility. The Company had an aggregate of $21.7 million of letters of credit outstanding under the revolving credit facility as of July 31, 2025, and the Company’s total available borrowing capacity under the revolving credit facility was $78.3 million as of July 31, 2025.
As of July 31, 2025, $50.0 million was drawn and $41.9 million was outstanding under the November 2022 Senior Secured Credit Facility. As of July 31, 2025, the Company was in compliance with all financial covenants.
In conjunction with the close of the November 2022 Senior Secured Credit Facility, the Company paid upfront issuance fees of $0.4 million. The upfront fees are amortized over the remaining term of the agreement. As of July 31, 2025, the Company had $0.1 million remaining of upfront issuance fees allocated to the revolving credit facility presented in the Company’s condensed consolidated balance sheet within other assets.
The net carrying amounts of the November 2022 Senior Secured Credit Facility were as follows (in thousands):

	As of
	July 31, 2025	January 31, 2025
Principal	$41,875	$44,375
Accrued interest	278	299
Unamortized loan issuance costs	(61)	(84)
Net carrying amount	$42,092	$44,590

Term loan, current	$5,278	$5,299
Term loan, noncurrent	$36,814	$39,291

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The net carrying amount of the current portion of the term loan is presented within accrued expenses and other current liabilities in the condensed consolidated balance sheets.
The expected future principal payments for all borrowings as of July 31, 2025 is as follows (in thousands):

Fiscal year ending January 31,	Expected Principal Payments
Remainder of fiscal year 2026	$2,500
2027	39,375
Total expected future principal payments	$41,875
Note 7.     Commitments and Contingencies
Standby Letters of Credit
As of July 31, 2025, the Company had several letters of credit outstanding related to its operating leases totaling $21.7 million. The letters of credit expire at various dates between fiscal 2028 and 2035.
Purchase Commitments
In November 2024, the Company entered into a 60-month contract with Amazon Web Services (“AWS”) for hosting-related services, which replaced the Company’s prior agreement with AWS and terminated the remaining commitments under the prior agreement. Pursuant to the terms of the November 2024 contract with AWS, the Company is required to spend $255.0 million over the term of the contract between December 2024 to November 2029. The commitment may be offset by up to $4.2 million in credits, of which $3.7 million are subject to the Company meeting certain conditions of the agreement. As of July 31, 2025, the Company had purchase commitments remaining of $233.4 million under this contract, which are not reflected on the Company’s condensed consolidated balance sheet as of July 31, 2025. Future commitments under this contract as of July 31, 2025, are as follows (in thousands):

Fiscal year ending January 31,	Purchase Commitments
Remainder of fiscal year 2026	$20,367
2027	45,000
2028	54,000
2029	56,000
2030 and thereafter	58,000
Total remaining purchase commitments	$233,367
During the six months ended July 31, 2025, other than certain non-cancelable operating leases described in Note 8. Leases and the commitment for hosting-related services described above, there have been no other material changes outside the ordinary course of business to the Company’s contractual obligations and commitments from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025.
Indemnification Agreements
The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against any liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual.
Additionally, in the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which it agrees to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. For the six months ended July 31, 2025 and 2024, no demands have been made upon the Company to provide indemnification under such agreements, and there are no claims that the Company is aware of that could have a material adverse effect on its financial position, results of operations, or cash flows.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Contingencies
From time to time in the normal course of business, the Company may be subject to various claims and other legal matters arising in the ordinary course of business. As of July 31, 2025, the Company believes that none of its current legal proceedings would have a material adverse effect on its financial position, results of operations, or cash flows.
Note 8.     Leases
The Company leases real estate facilities under non-cancelable operating leases with various expiration dates through fiscal 2034. The Company has no lease agreements that are classified as finance leases.
Future minimum lease payments under non-cancelable operating leases with initial lease terms in excess of one year included in the Company’s total operating lease liabilities as of July 31, 2025 are as follows (in thousands):

Fiscal year ending January 31,	Operating Lease Payments (Net)
Remainder of fiscal year 2026	$21,898
2027	42,466
2028	40,116
2029	36,811
2030 and thereafter	162,830
Total undiscounted operating lease payments	$304,121
Less: imputed interest	(88,595)
Total operating lease liabilities	$215,526
The Company has subleased certain office spaces to third parties and has classified the subleases as operating leases. The subleases have lease terms of four and five years, respectively. Sublease income was $0.6 million and $1.2 million for the three and six months ended July 31, 2025, respectively. Sublease income was $0.5 million and $0.9 million for the three and six months ended July 31, 2024, respectively. The Company recognizes sublease income as a reduction of lease expense in the Company’s condensed consolidated statements of operations.
As of July 31, 2025, the Company has a commitment of $2.2 million for an operating lease that has not yet commenced, and therefore is not included in the ROU asset or operating lease liabilities. The foregoing operating lease will commence in the first quarter of fiscal 2027, with a lease term of seven years. On August 1, 2025, the Company entered into an operating lease which will commence in the third quarter of fiscal 2026, with a lease term of seven years. The Company has a commitment of $5.9 million related to this lease, which will be reflected in the ROU asset and lease liabilities upon lease commencement.
Operating lease amounts in the table above do not include sublease payments to be received of $8.9 million. As of July 31, 2025, the future total minimum sublease payments to be received were as follows (in thousands):

Fiscal year ending January 31,	Sublease Payments to be Received
Remainder of fiscal year 2026	$1,360
2027	2,777
2028	2,861
2029	1,877
Total sublease payments to be received	$8,875
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Numerator:
Net loss	$(48,360)	$(72,189)	$(88,378)	$(135,911)
Denominator:
Weighted-average shares used in calculating net loss per share, basic and diluted	236,218	229,760	235,550	228,430
Net loss per share, basic and diluted	$(0.20)	$(0.31)	$(0.38)	$(0.59)

The potential shares of common stock that were excluded from the computation of diluted net loss per share for the period presented because including them would have been anti-dilutive are as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Stock options	5,477	9,114	5,477	9,114
Restricted stock units	19,295	24,138	19,295	24,138
Performance-based restricted stock units	944	—	944	—
Shares issuable pursuant to the 2020 Employee Stock Purchase Plan	450	362	450	362
Total	26,166	33,614	26,166	33,614
Note 10. Stockholders’ Equity
Common Stock
There are two classes of common stock that total 1,500,000,000 authorized shares: 1,000,000,000 authorized shares of Class A common stock and 500,000,000 authorized shares of Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 10 votes per share and is convertible into one share of Class A common stock. Prior to the Company’s direct listing, which was completed on September 30, 2020, all 73,577,455 outstanding shares of redeemable convertible preferred stock were converted into an equivalent number of shares of Class B common stock. There were 156,783,538 shares of Class A common stock and 79,561,680 shares of Class B common stock issued and outstanding as of July 31, 2025. There were 147,476,415 shares of Class A common stock and 85,411,680 shares of Class B common stock outstanding as of January 31, 2025.
All changes in the number of shares of common stock outstanding for the three and six months ended July 31, 2025 and 2024 were related to changes in Class A common stock, other than conversions of Class B common stock into an equivalent number of shares of Class A common stock.
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

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
There are no outstanding awards under the 2009 Plan, and new issuances under the 2012 Plan terminated upon completion of the direct listing. Awards outstanding under the 2012 Plan continue to be outstanding and are governed by the provisions of the 2012 Plan. The 2020 Plan provides for the grant of incentive stock options (“ISOs”), within the meaning of Section 422 of the Code, nonstatutory stock options (“NSOs” and together with ISOs, “stock options”), stock appreciation rights, restricted stock awards, restricted stock unit awards (“RSUs”), performance-based restricted stock unit awards (“PSUs”), and other forms of equity compensation.
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
Shares of common stock purchased under the 2012 Plan are subject to certain restrictions and repurchase rights.
Stock Options
Option activity under the Company’s combined stock plans is set forth below (in thousands, except years and per share data):

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balances at January 31, 2025	6,071	$3.48	3.6	$108,457
Stock options granted	—	—
Stock options exercised	(593)	3.50
Stock options cancelled	(1)	0.93
Balances at July 31, 2025	5,477	$3.48	3.1	$61,383
Vested and exercisable at July 31, 2025	5,354	$3.50	3.1	$59,835
Vested and expected to vest at July 31, 2025	5,477	$3.48	3.1	$61,383

The total intrinsic value of stock options exercised during the periods presented were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Aggregate intrinsic value of stock options exercised (in thousands)	$3,123	$3,285	$7,706	$7,795

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Restricted Stock Units
The Company’s RSU activity is set forth below (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Unvested RSUs at January 31, 2025	21,521	$18.44	$459,258
RSUs granted	5,931	17.40
RSUs vested	(4,931)	19.68
RSUs cancelled/forfeited	(3,226)	18.40
Unvested RSUs at July 31, 2025	19,295	$17.81	$283,251
RSUs vested, not yet released at July 31, 2025	451	$36.75
The weighted-average grant date fair value of RSUs granted during the six months ended July 31, 2025 and 2024 was $17.40 and $15.13, respectively. The total grant date fair value of RSUs vested during the six months ended July 31, 2025 and 2024 was $97.0 million and $108.3 million, respectively.
Performance-Based Restricted Stock Units
In July 2025, pursuant to the 2020 Plan, the Company’s board of directors approved an award of 1,179,776 performance-based restricted stock units to the Company’s new CEO, which vest upon satisfaction of certain market and performance conditions. Of the total PSU awards, 80% are associated with a market condition (“Market-Based Awards”) and 20% are associated with a performance condition (“Performance-Based Awards”). The number of shares eligible to vest will range between zero and 200%, depending on the attainment level of the market and performance conditions over a three-year performance period.
Market-Based Awards
The Market-Based Awards vest based on both (i) continuous service through each vesting date and (ii) the Company’s relative total shareholder return performance as compared to a defined group of peer companies during the performance periods. The Company estimates the grant-date fair value of the Market-Based Awards using a Monte Carlo Simulation model, which models multiple stock price paths in order to estimate the grant date fair value of the awards. The valuation model incorporates various assumptions including expected stock price volatility, expected term, expected dividend yield, and risk-free interest rates. The Company estimates the volatility of its common stock and the common stock of its peer companies on the date of grant based on the respective historical equity volatility. The expected term is based on the award agreement, the expected dividend yield input is zero as the Company has never declared a dividend and does not expect to pay any cash dividends in the foreseeable future, and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company recognizes stock-based compensation expense for the Market-Based Awards using the accelerated attribution method over the three-year requisite service period. Failure to satisfy the market condition results in the forfeiture of units but does not result in the reversal of previously recognized compensation cost.
The following assumptions were used to calculate the fair value of the Market-Based Awards granted during the three and six months ended July 31, 2025:

July 31, 2025
Risk-free interest rate	3.7%
Expected term	3.0 years
Dividend yield	—%
Expected volatility	72.6%
During the three and six months ended July 31, 2025, the Company recognized $0.3 million of stock-based compensation expense related to the Market-Based Awards. Prior to the three and six months ended July 31, 2025, no Market-Based Awards had been granted, and therefore no such stock-based compensation expense had been incurred.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Performance-Based Awards
The Performance-Based Awards will vest upon satisfaction of both (i) continuous service through each vesting date and (ii) achievement of revenue-based performance targets during the performance periods. As of July 31, 2025, the revenue targets for the Performance-Based Awards have not been established and therefore the awards are not considered granted under ASC 718. As such, the grant date fair value has not been determined for the Performance-Based Awards and no stock-based compensation expense has been recognized.
The Company’s PSU activity is set forth below (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Unvested PSUs at January 31, 2025	—	$—	$—
PSUs granted	944	20.23
PSUs vested	—	—
PSUs cancelled/forfeited	—	—
Unvested PSUs at July 31, 2025	944	$20.23	$13,855
The weighted-average grant date fair value of PSUs granted during the six months ended July 31, 2025 was $20.23 and there were no PSU awards granted during the six months ended July 31, 2024. No PSU awards vested during the six months ended July 31, 2025 and 2024.
Stock-Based Compensation Expense
Stock-based compensation expense for stock-based awards to employees and non-employees in the Company’s condensed consolidated statements of operations for the periods below were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Cost of revenues	$497	$393	$841	$676
Research and development	30,977	34,045	55,341	60,785
Sales and marketing	18,100	17,249	32,923	32,497
General and administrative	12,580	8,420	21,216	14,789
Total stock-based compensation expense	$62,154	$60,107	$110,321	$108,747

The stock-based compensation expense related to awards granted to non-employees for the three and six months ended July 31, 2025 and 2024 were not material.
Total unrecognized stock-based compensation expense related to unvested awards not yet recognized under all equity compensation plans was as follows:

	As of July 31, 2025
	Unrecognized Expense (in thousands)	Weighted-Average Expected Recognition Period (in years)
Stock options	$139	2.6
RSUs	294,887	2.2
PSUs	18,817	2.3
Total unrecognized stock-based compensation expense	$313,843	2.2

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
The Company recognized stock-based compensation expense related to the ESPP of $1.5 million and $2.9 million during the three months ended July 31, 2025 and 2024, respectively, and $3.7 million and $5.8 million during the six months ended July 31, 2025 and 2024. As of July 31, 2025 and January 31, 2025, $4.7 million and $6.6 million, respectively, have been withheld in contributions from employees. As of July 31, 2025, total unrecognized stock-based compensation expense related to the ESPP was $4.7 million, which will be amortized over a weighted-average vesting term of 0.9 years.
Stock Repurchase Program
In June 2024, the Company’s board of directors authorized a stock repurchase program of up to $150.0 million of its outstanding Class A common stock (the “Repurchase Program”). The Repurchase Program was later amended on May 30, 2025 to remove the original expiration date and authorize the repurchase of an additional $100.0 million of Class A common stock. Under the Repurchase Program, which is designed to return value to the Company’s stockholders and reduce share count over time, the Company may repurchase shares in the open market, through privately negotiated transactions, by entering into structured repurchase agreements with third parties, by making block purchases, and/or pursuant to Rule 10b5-1 trading plans. The timing, manner, price, and amount of any repurchases under the Repurchase Program will be determined by the Company in its discretion.
The Repurchase Program does not obligate the Company to acquire any particular amount of Class A common stock, and the Repurchase Program may be suspended or discontinued at any time at the Company’s discretion. The Repurchase Program will be funded using the Company’s working capital, has no fixed term as amended, and will continue until the funds committed to the Repurchase Program are exhausted or such authorization is revoked by the Company’s board of directors.
The following table summarizes the stock repurchase activity under the Company’s Repurchase Program (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Number of shares repurchased	1,958	1,446	2,992	1,446
Weighted-average price per share	$14.20	$13.64	$14.51	$13.64
Aggregate purchase price	$27,792	$19,721	$43,398	$19,721

As of July 31, 2025, $128.2 million remained available for future stock repurchases under the Repurchase Program. All shares of Class A common stock repurchased under the Repurchase Program were retired. Upon retirement, the par value of the common stock repurchased was deducted from common stock and any excess of repurchase price over par value was recorded entirely to accumulated deficit in the condensed consolidated balance sheets.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 11.    Interest Income and Other Income (Expense), Net
Interest income and other income (expense), net consist of the following (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Interest income	$4,121	$5,409	$8,353	$10,785
Unrealized gains (losses) on foreign currency transactions	(1,081)	1,407	(1,839)	882
Other non-operating income (expense)	267	(56)	2,623	(547)
Total interest income and other income (expense), net	$3,307	$6,760	$9,137	$11,120
Other non-operating income (expense) consists primarily of realized foreign currency gains and losses on transactions in the periods presented.
Note 12.    Income Taxes
The Company's income tax expense was $1.4 million and $1.2 million for the three months ended July 31, 2025 and 2024, respectively, and $2.6 million and $2.2 million for six months ended July 31, 2025 and 2024, respectively, primarily due to income taxes in foreign jurisdictions.
On July 4, 2025, the United States enacted federal tax legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBB Act”). The OBBB Act makes permanent certain elements of the Tax Cuts and Jobs Act, including immediate expensing of U.S. research and experimentation expenditures, various modifications to the international tax framework, and updates to executive compensation aggregation rules under Section 162(m) of the Internal Revenue Code. The Company evaluated the impact of the OBBB Act on its tax provision, valuation allowance, and uncertain tax positions. The OBBB Act did not have a material impact on the Company's financial statements. The Company maintains a full valuation allowance, and any change in net deferred tax assets from the OBBB Act would be accompanied by a corresponding adjustment to the valuation allowance.
Note 13.    Geographic Information
The following tables set forth revenues and long-lived assets, which primarily consist of property and equipment, net and operating lease ROU assets, by geographic area for the periods presented below (in thousands):
Revenues

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
United States	$116,499	$108,232	$228,036	$212,658
International	80,437	70,980	156,167	139,002
Total Revenues	$196,936	$179,212	$384,203	$351,660

Revenues by geography are based on the shipping address of the customer.
Long-Lived Assets

	As of
	July 31, 2025	January 31, 2025
United States	$242,267	$248,698
International	14,293	13,683
Total long-lived assets	$256,560	$262,381

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
As of July 31, 2025, the Company has recorded total restructuring charges of $6.7 million related to the 2025 Restructuring Plan. As of January 31, 2025, the Company had $3.7 million restructuring charges reflected within accrued expenses and other current liabilities. During the six months ended July 31, 2025, the Company recorded restructuring charges of $2.2 million and settled the restructuring liability. No restructuring charges were incurred during the three months ended July 31, 2025, and the Company does not expect to incur further material restructuring charges related to the 2025 Restructuring Plan in future periods.
The restructuring costs related to the 2025 Restructuring Plan are recognized in the consolidated statement of operations for the six months ended July 31, 2025 as follows:

	Severance and Related Charges	Stock-Based Compensation Expense (Benefit)	Total
Research and development	$1,042	$(94)	$948
Sales and marketing	885	(54)	831
General and administrative	460	(22)	438
Total	$2,387	$(170)	$2,217
Note 15.    Related Party Transactions
During the fiscal year ended January 31, 2020, the Company began leasing certain office facilities from a company affiliated with members of the Company’s board of directors. Lease expenses under these leases totaled $0.4 million during the three months ended July 31, 2025 and 2024, and $0.8 million and $0.9 million during the six months ended July 31, 2025 and 2024, respectively.
The Company has entered into an advertising agreement with a company affiliated with a member of the Company’s board of directors. Advertising expenses under this agreement were not material for the three and six months ended July 31, 2025. Advertising expenses under this agreement totaled $0.4 million and $1.0 million during the three and six months ended July 31, 2024, respectively.

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
Paying Customers
We are focused on continuing to grow the number of customers that use our platform, and specifically on growing the number of customers spending over $5,000 on an annualized basis (“Core customers”), and those spending over $100,000 on an annualized basis. Our operating results and growth opportunity depend, in part, on our ability to attract new customers and expand within those same organizations. We believe we have significant greenfield opportunities among addressable customers worldwide, and we will continue to invest in our research and development and our sales and marketing organizations to address this opportunity.
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
As of July 31, 2025, we had 25,006 Core customers contributing approximately 76% and 75% of revenues for the three and six months then ended, respectively. As of July 31, 2024, we had 22,948 Core customers who contributed approximately 75% and 75% of revenues for the three and six months then ended, respectively.
As of July 31, 2025 and 2024, we had 770 and 649 customers spending over $100,000, on an annualized basis, respectively.
During the fiscal quarter ended July 31, 2025, we entered into the largest subscription agreement in our history with a global technology leader. This agreement is for $100.0 million over a three-year term, billed annually.
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
As of July 31, 2025 and 2024, our dollar-based net retention rate was 96% and 98%, respectively.
As of July 31, 2025 and 2024, our dollar-based net retention rate for our Core customers was 96% and 99%, respectively. Our dollar-based net retention rate for customers spending over $100,000 on an annualized basis for the same periods was 95% and 103%, respectively.
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

Cost of Revenues
Cost of revenues consists primarily of the cost of providing our platform to free users and paying customers and is comprised of third-party hosting fees, personnel-related expenses for our operations and support personnel including allocated overhead costs for facilities and shared IT-related expenses, third-party implementation services partner fees, credit card processing fees, infrastructure and application performance monitoring costs, and amortization of our capitalized internal-use software costs.
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
Research and Development
Research and development expenses consist primarily of personnel-related expenses. These expenses also include product design costs, software subscriptions and computer equipment used in research and development activities, and allocated overhead costs. A substantial portion of our research and development efforts are focused on enhancing our software architecture and adding new features and functionality to our platform. We anticipate continuing to invest in innovation and technology development, including the integration of AI in our products, and as a result, we expect research and development expenses to continue to increase in dollar amount, but to decrease as a percentage of revenues over time.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses and expenses for performance marketing, brand marketing, pipeline generation, and sponsorship activities. These expenses also include allocated overhead costs, travel-related expenses, and professional fees. Sales commissions earned by our sales force that are considered incremental and recoverable costs of obtaining a subscription with a customer are deferred and amortized on a straight-line basis over the expected period of benefit of three years.
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(in thousands)
Revenues	$196,936	$179,212	$384,203	$351,660
Cost of revenues (1)	20,221	19,987	39,448	37,791
Gross profit	176,715	159,225	344,755	313,869
Operating expenses:
Research and development (1)	79,376	91,151	154,503	173,942
Sales and marketing (1)	106,677	108,649	206,518	212,981
General and administrative (1)	40,118	36,222	77,094	69,912
Total operating expenses	226,171	236,022	438,115	456,835
Loss from operations	(49,456)	(76,797)	(93,360)	(142,966)
Interest income and other income (expense), net	3,307	6,760	9,137	11,120
Interest expense	(797)	(955)	(1,588)	(1,897)
Loss before provision for income taxes	(46,946)	(70,992)	(85,811)	(133,743)
Provision for income taxes	1,414	1,197	2,567	2,168
Net loss	$(48,360)	$(72,189)	$(88,378)	$(135,911)

__________________
(1)Amounts include stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(in thousands)
Cost of revenues	$497	$393	$841	$676
Research and development	30,977	34,045	55,341	60,785
Sales and marketing	18,100	17,249	32,923	32,497
General and administrative	12,580	8,420	21,216	14,789
Total stock-based compensation expense	$62,154	$60,107	$110,321	$108,747

The following table sets forth the components of our statements of operations data, for each of the periods presented, as a percentage of revenues.

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(percent of revenues)
Revenues	100%	100%	100%	100%
Cost of revenues	10	11	10	11
Gross margin	90	89	90	89
Operating expenses:
Research and development	40	51	40	49
Sales and marketing	54	61	54	61
General and administrative	20	20	20	20
Total operating expenses	115	132	114	130
Loss from operations	(25)	(43)	(24)	(41)
Interest income and other income (expense), net	2	4	2	3
Interest expense	*	*	*	*
Loss before provision for income taxes	(24)	(40)	(22)	(38)
Provision for income taxes	*	*	*	*
Net loss	(25)%	(40)%	(23)%	(39)%
_______________
* Less than 1%.
Note: Certain figures may not sum due to rounding.
Comparison of Three Months Ended July 31, 2025 to Three Months Ended July 31, 2024
Revenues

	Three Months Ended July 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Revenues	$196,936	$179,212	$17,724	10%

Revenues increased $17.7 million, or 10%, during the three months ended July 31, 2025 compared to the three months ended July 31, 2024. The increase in revenues was primarily due to the addition of new paying customers and a continued shift in our sales mix toward our higher priced subscription plans, such as Enterprise and Enterprise+ plans.

Cost of Revenues and Gross Margin

	Three Months Ended July 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Cost of revenues	$20,221	$19,987	$234	1%
Gross margin	90%	89%

Cost of revenues increased $0.2 million, or 1%, during the three months ended July 31, 2025 compared to the three months ended July 31, 2024. The increase was primarily due to an increase of $0.6 million in amortization of capitalized software development costs and an increase of $0.4 million in professional services, partially offset by a decrease of $0.6 million in third-party hosting costs and a decrease of $0.2 million in credit card processing fees.
Our gross margin increased during the three months ended July 31, 2025 compared to the three months ended July 31, 2024 primarily due to increased revenue from new paying customers and the shift toward higher priced subscription plans, offset by the costs of revenue detailed above.
Operating Expenses

	Three Months Ended July 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Research and development	$79,376	$91,151	$(11,775)	(13)%
Sales and marketing	106,677	108,649	(1,972)	(2)%
General and administrative	40,118	36,222	3,896	11%
Total operating expenses	$226,171	$236,022	$(9,851)	(4)%
Research and Development
Research and development expenses decreased $11.8 million, or 13%, during the three months ended July 31, 2025 compared to the three months ended July 31, 2024. The decrease was primarily due to a decrease of $9.1 million in personnel-related costs, an increase of $3.0 million in capitalized internal-use software, and a decrease of $0.4 million in cloud computing and related costs, partially offset by an increase of $0.6 million in allocated overhead costs and an increase of $0.3 million in subscription and software related expenses.
Sales and Marketing
Sales and marketing expenses decreased $2.0 million, or 2%, during the three months ended July 31, 2025 compared to the three months ended July 31, 2024. The decrease was primarily due to a decrease of $1.2 million in personnel-related costs, a decrease of $0.6 million in fees to marketing vendors, a decrease of $0.4 million in travel and entertainment costs, and a decrease of $0.2 million in professional fees, partially offset by an increase of $0.5 million in allocated overhead costs.
General and Administrative
General and administrative expenses increased $3.9 million, or 11%, during the three months ended July 31, 2025 compared to the three months ended July 31, 2024. The increase was primarily due to an increase of $3.5 million in personnel-related costs driven by an increase in stock-based compensation expense, an increase of $0.6 million in professional fees, and an increase of $0.5 million in allocated overhead costs, partially offset by a decrease of $0.4 million in subscription and software related expenses, a decrease of $0.2 million in insurance expenses, and a decrease of $0.1 million in cloud computing and related costs.

Interest Income, Interest Expense, and Other Income (Expense), Net

	Three Months Ended July 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Interest income and other income (expense), net	$3,307	$6,760	$(3,453)	(51)%
Interest expense	(797)	(955)	158	17%

Interest income and other income (expense), net decreased by $3.5 million, or 51%, during the three months ended July 31, 2025 compared to the three months ended July 31, 2024, primarily due to a decrease of $2.2 million for the impact of foreign currency transaction gains and losses and a decrease of $1.3 million in interest income on marketable securities. Interest expense decreased by $0.2 million, or 17%, during the three months ended July 31, 2025 compared to the three months ended July 31, 2024, primarily due to a decrease in interest rates.
Comparison of Six Months Ended July 31, 2025 to Six Months Ended July 31, 2024
Revenues

	Six Months Ended July 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Revenues	$384,203	$351,660	$32,543	9%

Revenues increased $32.5 million, or 9%, during the six months ended July 31, 2025 compared to the six months ended July 31, 2024. The increase in revenues was primarily due to the addition of new paying customers and a continued shift in our sales mix toward our higher priced subscription plans, such as Enterprise and Enterprise+ plans.
Cost of Revenues and Gross Margin

	Six Months Ended July 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Cost of revenues	$39,448	$37,791	$1,657	4%
Gross margin	90%	89%

Cost of revenues increased $1.7 million, or 4%, during the six months ended July 31, 2025 compared to the six months ended July 31, 2024. The increase was primarily due to an increase of $1.2 million in amortization of capitalized software development costs, an increase of $1.0 million in professional services, and an increase of $0.6 million in personnel-related costs, partially offset by a decrease of $0.5 million in third-party hosting costs, a decrease of $0.4 million in credit card processing fees, and a decrease of $0.2 million in subscription and software related expenses.
Our gross margin increased during the six months ended July 31, 2025 compared to the six months ended July 31, 2024 primarily due to increased revenue from new paying customers and the shift toward higher priced subscription plans, offset by the costs of revenue detailed above.

Operating Expenses

	Six Months Ended July 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Research and development	$154,503	$173,942	$(19,439)	(11)%
Sales and marketing	206,518	212,981	(6,463)	(3)%
General and administrative	77,094	69,912	7,182	10%
Total operating expenses	$438,115	$456,835	$(18,720)	(4)%
Research and Development
Research and development expenses decreased $19.4 million, or 11%, during the six months ended July 31, 2025 compared to the six months ended July 31, 2024. The decrease was primarily due to a decrease of $13.9 million in personnel-related costs, an increase of $4.3 million in capitalized internal-use software, and a decrease of $1.2 million in allocated overhead costs.
Sales and Marketing
Sales and marketing expenses decreased $6.5 million, or 3%, during the six months ended July 31, 2025 compared to the six months ended July 31, 2024. The decrease was primarily due to a decrease of $3.3 million in fees to marketing vendors, a decrease of $1.4 million in personnel-related costs, a decrease of $1.2 million in professional fees, and a decrease of $0.6 million in travel and entertainment costs.
General and Administrative
General and administrative expenses increased $7.2 million, or 10%, during the six months ended July 31, 2025 compared to the six months ended July 31, 2024. The increase was primarily due to an increase of $5.4 million in personnel-related costs driven by an increase in stock-based compensation expense, an increase of $0.9 million in tax contingencies, and an increase of $0.8 million in provision for credit losses.
Interest Income, Interest Expense, and Other Income (Expense), Net

	Six Months Ended July 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Interest income and other income (expense), net	$9,137	$11,120	$(1,983)	(18)%
Interest expense	(1,588)	(1,897)	309	16%

Interest income and other income (expense), net decreased by $2.0 million, or 18%, during the six months ended July 31, 2025 compared to the six months ended July 31, 2024, primarily due to a decrease of $2.4 million in interest income on marketable securities, partially offset by an increase of $0.5 million for the impact of foreign currency transaction gains and losses. Interest expense decreased by $0.3 million, or 16%, during the six months ended July 31, 2025 compared to the six months ended July 31, 2024, primarily due to a decrease in interest rates.

Non-GAAP Financial Measures
The following tables present certain non-GAAP financial measures for each period presented below. In addition to our results determined in accordance with GAAP, we believe these non-GAAP financial measures are useful in evaluating our operating performance. See below for a description of the non-GAAP financial measures and their limitations as an analytical tool.

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(in thousands)
Non-GAAP income (loss) from operations	$14,007	$(15,658)	$22,144	$(31,428)
Non-GAAP net income (loss)	$15,103	$(11,050)	$27,126	$(24,373)
Free cash flow	$35,382	$12,760	$39,377	$8,485
Adjusted free cash flow	$35,439	$12,760	$45,321	$8,485
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
The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.
Non-GAAP Income (Loss) From Operations

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(in thousands)
Loss from operations	$(49,456)	$(76,797)	$(93,360)	$(142,966)
Add:
Stock-based compensation and related employer payroll tax associated with RSUs	63,463	61,139	113,287	111,538
Restructuring costs	—	—	2,217	—
Non-GAAP income (loss) from operations	$14,007	$(15,658)	$22,144	$(31,428)

Non-GAAP Net Income (Loss)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(in thousands)
Net loss	$(48,360)	$(72,189)	$(88,378)	$(135,911)
Add:
Stock-based compensation and related employer payroll tax associated with RSUs	63,463	61,139	113,287	111,538
Restructuring costs	—	—	2,217	—
Non-GAAP net income (loss)	$15,103	$(11,050)	$27,126	$(24,373)

Free Cash Flow and Adjusted Free Cash Flow

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(in thousands)
Net cash (used in) provided by investing activities	$(18,918)	$56	$(14,742)	$(21,305)
Net cash used in financing activities	$(30,556)	$(19,228)	$(36,079)	$(9,281)
Net cash provided by operating activities	$39,835	$15,858	$46,599	$13,960
Less:
Purchases of property and equipment	(1,297)	(1,690)	(1,935)	(2,692)
Capitalized internal-use software costs	(3,156)	(1,408)	(5,287)	(2,783)
Free cash flow	$35,382	$12,760	$39,377	$8,485
Add:
Restructuring costs paid	57	—	5,944	—
Adjusted free cash flow	$35,439	$12,760	$45,321	$8,485

Liquidity and Capital Resources
Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock and common stock, the issuance of senior mandatory convertible promissory notes in January and June 2020 to a trust affiliated with our co-founder, Chair, and former CEO, Dustin Moskovitz, cash generated from the sale of subscriptions to our platform, and financing activities including the private placement transaction with Mr. Moskovitz. We have generated losses from our operations as reflected in our accumulated deficit of $1,960.3 million as of July 31, 2025 and positive cash flows from operating activities for the six months ended July 31, 2025 and 2024.
As of July 31, 2025, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $475.2 million.
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
As of July 31, 2025, under the November 2022 Senior Secured Credit Facility there was $50.0 million drawn and $41.9 million was outstanding under the term loan, no amounts outstanding under the revolving credit facility and an aggregate $21.7 million in letters of credit issued under the credit sub-facility. Our total available borrowing capacity under the revolving credit facility was $78.3 million as of July 31, 2025.
On March 27, 2023, First Citizens BancShares, Inc. (“First Citizens”) announced that it had entered into an agreement to purchase assets and liabilities of SVB, inclusive of our November 2022 Senior Secured Credit Facility. We continue to have the ability to make additional borrowings under the November 2022 Senior Secured Credit Facility which is now held by SVB as a division of First Citizens.
In June 2024, our board of directors authorized a stock repurchase program of up to $150.0 million of our outstanding Class A common stock (the “Repurchase Program”). Repurchases are made on the open market, including via pre-set trading plans, in accordance with applicable securities laws. The Repurchase Program is funded using our working capital and was initially authorized through June 2025. The Repurchase Program does not obligate us to acquire any particular amount of Class A common stock, and the Repurchase Program may be suspended or discontinued at any time at our discretion. During the three and six months ended July 31, 2025, we repurchased 2.0 million and 3.0 million shares of our outstanding Class A common stock for an aggregate purchase price of $27.8 million and $43.4 million, respectively. During the three and six months ended July 31, 2024, we repurchased 1.4 million shares of our outstanding Class A common stock for an aggregate purchase price of $19.7 million. All shares of Class A common stock repurchased were retired. The Repurchase Program was later amended on May 30, 2025 to remove the original expiration date and authorize the repurchase of an additional $100.0 million of Class A common stock. As of July 31, 2025, $128.2 million remained available for future stock repurchases under the Repurchase Program. The Repurchase Program, as amended, has no specified expiration date and will continue until the funds committed to the Repurchase Program are exhausted or such authorization is revoked by our board of directors. See Note 10. Stockholders’ Equity to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding stock repurchases.
A substantial source of our cash provided by operating activities is our customer billings for subscription to our platform. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is included on our condensed consolidated balance sheets as a liability and is recorded as revenues over the term of the subscription agreement. As of July 31, 2025, we had $313.6 million of deferred revenue, of which $312.5 million was recorded as a current liability. This deferred revenue will be recognized as revenues when all of the revenue recognition criteria are met.
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
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended July 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$46,599	$13,960
Net cash used in investing activities	(14,742)	(21,305)
Net cash used in financing activities	(36,079)	(9,281)
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
Net cash provided by operating activities of $46.6 million for the six months ended July 31, 2025 reflects our net loss of $88.4 million, adjusted by non-cash items such as stock-based compensation expense of $110.3 million, amortization of deferred contract acquisition costs of $13.8 million, depreciation and amortization of $10.1 million, non-cash lease expense of $9.1 million, and provision for expected credit losses of $1.2 million, partially offset by net accretion of discount on marketable securities of $1.3 million, and net cash outflows of $8.3 million from changes in our operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities primarily consisted of a $20.2 million increase in prepaid expenses and other current assets related to an increase in deferred contract acquisition costs, a $12.2 million decrease in accrued expenses and other liabilities primarily from accrued advertising expenses and accrued payroll liability, and a $11.1 million decrease in operating lease liabilities. These amounts were partially offset by a $17.8 million decrease in accounts receivable, a $10.8 million increase in deferred revenue resulting from increased billings for subscriptions, a $6.3 million increase in accounts payable, and a $0.3 million decrease in other assets.
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
Investing Activities
Net cash used in investing activities of $14.7 million for the six months ended July 31, 2025 consisted of $104.1 million in purchases of marketable securities, $5.3 million in capitalized internal-use software costs, and $1.9 million in purchases of property and equipment. This was partially offset by $96.6 million in maturities of marketable securities.
Net cash used in investing activities of $21.3 million for the six months ended July 31, 2024 consisted of $107.1 million in purchases of marketable securities, $2.8 million in capitalized internal-use software costs, and $2.7 million in purchases of property and equipment. This was partially offset by $91.3 million in maturities of marketable securities.
Financing Activities
Net cash used in financing activities of $36.1 million for the six months ended July 31, 2025 consisted of $43.4 million in repurchases of Class A common stock and $2.5 million in repayment of term loan. This was partially offset by $7.7 million in proceeds from our employee stock purchase plan and $2.1 million in proceeds from the exercise of stock options.
Net cash used in financing activities of $9.3 million for the six months ended July 31, 2024 consisted of $19.0 million in repurchases of Class A common stock and $1.3 million in repayment of term loan. This was partially offset by $8.9 million in proceeds from our employee stock purchase plan and $2.1 million in proceeds from the exercise of stock options.
Contractual Obligations and Commitments
During the six months ended July 31, 2025, there were no material changes in our contractual obligations and other commitments as disclosed in our Annual Report on Form 10-K filed with the SEC on March 18, 2025.
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
Except as noted below, there have been no changes to our critical accounting policies and estimates during the six months ended July 31, 2025 as compared to those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K filed with the SEC on March 18, 2025.
Stock-Based Compensation Expense
Accounting for stock-based compensation expense related to equity awards requires the use of significant estimates and assumptions, most notably for Performance-Based Awards. Refer to Note 10. Stockholders’ Equity for further discussion of the estimates and assumptions which impact the reported amount and recognition of stock-based compensation expense for Performance-Based Awards, which can contain both market conditions and performance conditions.
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
Interest Rate Risk
Our cash, cash equivalents, restricted cash, and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds, U.S. government securities, corporate bonds, and U.S. agency bonds. As of July 31, 2025 and January 31, 2025, we had cash and cash equivalents of $184.1 million and $184.7 million, respectively, restricted cash of $0.5 million and $0.1 million, respectively, and marketable securities of $291.1 million and $282.2 million, respectively. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. As of July 31, 2025, a hypothetical increase in interest rates for our investments by 100 basis points would not have a material impact on our condensed consolidated financial statements.
Any borrowings under the revolving credit facility bear interest at a variable rate tied to the adjusted term SOFR, the prime rate, or the federal funds effective rate. As of July 31, 2025, we had $41.9 million outstanding under the credit facility. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations. As of July 31, 2025, a hypothetical increase of 100 basis points in interest rates for our revolving credit facility would not have a material impact on our condensed consolidated financial statements.
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
As exchange rates may fluctuate significantly between periods, our non-U.S. dollar denominated revenue and operating expenses may also experience significant fluctuations between periods as we convert these to U.S. dollars. Volatile market conditions arising from the macro environment have and may in the future result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar has and may in the future negatively affect our revenue expressed in U.S. dollars. In the six months ended July 31, 2025, 27% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins. We disclose the impact of realized foreign currency gains and losses within Note 11. Interest Income and Other Income (Expense), Net. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the six months ended July 31, 2025 and 2024.
As the impact of foreign currency exchange rates are not projected to be material to our operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 31, 2025. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended July 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred net losses in each fiscal year since our founding. We generated net losses of $88.4 million and $135.9 million for the six months ended July 31, 2025 and 2024, respectively. As of July 31, 2025, we had an accumulated deficit of $1,960.3 million. We do not expect to be profitable in the near future, and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. These losses reflect, among other things, the significant investments we made to develop and commercialize our platform, serve our existing customers, and broaden our customer base.
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
Operating our business and platform involves the collection, processing, storage, and transmission of sensitive, regulated, proprietary and confidential information, including our personal information and business information and those of our customers. As a result, we and the third parties with whom we work face a variety of evolving threats, including but not limited to ransomware attacks, which could cause security incidents. Security incidents can and do compromise the confidentiality, integrity, and availability of this information or our systems. Such incidents include, but are not limited to, cyber-attacks, software bugs and vulnerabilities, malicious internet-based activity, online and offline fraud, server malfunctions, software or hardware failures, email account takeovers, malicious code, malware (including as a result of advanced persistent threat intrusion), viruses, social engineering (including through deep fakes, which are increasingly more difficult to identify, and phishing attacks), ransomware, supply chain attacks and vulnerabilities through our third-party partners, denial-of-service attacks, credential stuffing, credential harvesting, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fire, floods, attacks enhanced or facilitated by AI, and other similar threats, efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations, threat actors, “hacktivists,” organized criminal threat actors, errors or malfeasance of our personnel, logic flaws, implementation flaws, and other misconfigurations and security vulnerabilities in the software or systems on which we rely. For example, in June 2025, we suffered a flaw in the implementation of our Model Context Protocol feature that potentially led to certain data in the instances of certain customers being accessible to other users of this feature. Additionally, we have been impacted by the use of automated or other fraudulent processes designed to circumvent controls to conduct fraud, send spam, or to execute an account takeover. We anticipate such activity to continue. These abuses, exploits, and other potential causes of security breaches and incidents, and the steps that we take to address them may result in a loss of anticipated revenue, increased costs to protect against or remediate these issues, or cause harm to our reputation and brand.
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
While we have implemented security measures designed to protect against security incidents, we have suffered security incidents in the past and there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We have not been, and may not in the future, be able to detect and remediate all vulnerabilities, including on a timely basis. Further, we have experienced (and may in the future experience) delays in developing and deploying remedial measures designed to address such identified vulnerabilities. Vulnerabilities in the past have been, and in the future could be, exploited and result in a security incident.
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
If any of these breaches of security or other security incidents should occur, we cannot guarantee that recovery protocols and backup systems will be sufficient to prevent data loss. Additionally, any security breaches or incidents that we have suffered or may in the future suffer, may lead to damage to our reputation and brand, our business suffering, requirements to expend significant capital and other resources to alleviate problems caused by such breaches and incidents, and exposure to risk of loss, litigation or regulatory action, and other potential liabilities, such as investigations, fines, penalties, audits, inspections, injunctions, additional oversight, or restrictions or bans on processing personal information. Actual or anticipated security breaches, incidents, or attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants.
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
The previously identified or similar threats could cause a security breach or incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our information technology systems and confidential, proprietary, and sensitive information, or those of the third parties with whom we work. For example, periodically we become aware of attempts to phish Asana employees or attempts to circumvent spam protections we’ve put in place in our product. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our products or services or could impact our reputation.
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
Any actual or perceived security breach or incident suffered by us or a third party with whom we work may cause us to experience material adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing confidential, proprietary, and sensitive data (including personal information); litigation

(including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and material attendant consequences may cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.
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
Our success depends largely upon the continued services and performance of our senior management and other key personnel. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives and key employees. For example, in July 2025, Daniel Rogers joined as our new Chief Executive Officer, and Dustin Moskovitz, who had served in that role since October 2010, transitioned to solely serving as the Chair of our board of directors. Our senior management and key employees are employed on an at-will basis. The loss of our Chief Executive Officer, other key members of management, and key development, engineering, sales, or marketing personnel may disrupt our operations and have an adverse effect on our ability to grow our business. Changes in our senior management team may also cause disruptions in, and harm to, our business, results of operations, and financial condition. We currently do not have “key person” insurance on any of our employees.
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
For the six months ended July 31, 2025, 41% of our revenues were generated from customers outside the United States. We have operations in multiple cities globally. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. In addition, we will face risks in doing business internationally that could adversely affect our business and results of operations, including:
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
We sell and expect to continue selling our products and services to U.S. federal and state and foreign governmental agency customers, which may occur through direct sales to government entities or sales to government entities through our channel partners. We also sell our products and services to customers who may be reliant on funding derived from federal, state, or foreign governmental sources. We are currently pursuing U.S. Federal Risk and Authorization Management Program (“FedRAMP”) authorization and have achieved a FedRAMP In Process designation. Even if we obtain FedRAMP authorization, selling to government entities, customers reliant on government funding, and other government contractors or affiliates presents a number of unique challenges and risks including the following:

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
There are a number of legislative proposals in the United States, at both the federal and state level, and in the European Union and more globally, that could impose new obligations in areas such as e-commerce, data processing, and other related legislation or liability for copyright infringement by third parties. We cannot yet determine the impact that future laws, regulations, and standards may have on our business. For example, the European Union’s Data Act (the “Data Act”) will be fully applicable on September 12, 2025. Among other things, the Data Act will affect customers’ ability to terminate service agreements with us or our competitors. Compliance with the Data Act may require us to adjust contract terms and technical measures for data portability. These changes may impact the duration of customer relationships and result in additional compliance and operational costs, which may affect our business.

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
Income, sales, use, value added, or other tax laws, statutes, rules, regulations, or ordinances could be enacted or amended at any time (possibly with retroactive effect), and could be applied solely or disproportionately to products and services provided over the internet. For example, on July 4, 2025, the United States enacted federal tax legislation commonly referred to as the One Big Beautiful Bill Act. This and other legislation, or further enactments of or amendments to tax laws, could reduce our sales activity due to the inherent cost increase the taxes would represent and ultimately harm our results of operations and cash flows.
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
We do not expect to become profitable in the near future, may never achieve profitability, and have incurred substantial net operating losses (“NOLs”) during our history. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs or tax credits to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate change in stock ownership by one or more stockholders or groups of stockholders owning at least 5% of a corporation’s stock exceeds more than 50 percentage points over a three-year period. We have experienced ownership changes since inception and our utilization of NOL carryforwards will be subject to annual limitations. However, it is not expected that the annual limitations will result in the expiration of our NOLs or other tax attribute carryforwards prior to utilization. We may experience additional ownership changes in connection with subsequent shifts in our stock ownership (some of which are outside our control). As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.
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
Dustin Moskovitz, our co-founder, Chair, and former Chief Executive Officer, beneficially owns a significant percentage of our outstanding Class A common stock and Class B common stock, representing a majority of the voting power of our capital stock as of July 31, 2025. Mr. Moskovitz could exert substantial influence over matters requiring approval by our stockholders. This concentration of ownership may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
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
We cannot predict whether our dual class structure will result in a lower or more volatile trading price of our Class A common stock on the NYSE and the LTSE, in adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. The FTSE Russell requires new constituents of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders. Under such policies, the dual class structure of our common stock may make us ineligible for inclusion in certain indices. As a result, mutual funds, exchange-

traded funds, and other investment vehicles that attempt to passively track those indices may not invest in our Class A common stock if we are not included and the trading price of our Class A common stock could be adversely affected. Previously, S&P Dow Jones also excluded companies utilizing dual or multi-class capital structures from its indices, including the S&P 500, the S&P MidCap 400, and the S&P SmallCap 600, which together make up the S&P Composite 1500. However, in April 2023, it reversed this policy and announced that companies with dual or multi-class capital structures will again be eligible for inclusion on its indices. We cannot be sure that this policy, or the policies of other indices, will not change further and make us ineligible for inclusion on indices in the future.
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
In June 2024, our board of directors authorized a stock repurchase program of up to $150 million of our outstanding Class A common stock. On May 30, 2025, our board of directors authorized the repurchase of an additional $100 million of the Company’s outstanding Class A common stock and removed the fixed duration of the program. Repurchases are made on the open market, including via pre-set trading plans, in accordance with applicable securities laws. The program does not obligate us to acquire any particular amount of Class A common stock, and the repurchase program may be suspended or discontinued at any time at our discretion. Although the program has been approved, there is no obligation for the Company to repurchase any specific dollar amount of stock.
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
We may issue our capital stock or securities convertible into our capital stock from time to time in connection with a financing, acquisition, investments, or otherwise. Additional issuances of our stock will result in dilution to existing holders of our stock. Also, the exercise of stock options to purchase our stock and the settlement of RSUs will result in further dilution. The amount of dilution could be substantial depending upon the size of the issuance or exercise. For example, on September 7, 2022, we issued and sold 19,273,127 shares of our Class A common stock to our co-founder, Chair, and former Chief Executive Officer, Dustin Moskovitz, in a private placement transaction, at a purchase price of $18.16 per share, based on the closing trading price of the Company’s Class A common stock on September 2, 2022, for aggregate gross proceeds of approximately $350 million. Any future such transactions, notes or issuances could result in substantial dilution to our existing stockholders and cause the trading price of our Class A common stock to decline.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
In June 2024, our board of directors authorized a stock repurchase program of up to $150.0 million of our outstanding Class A common stock. On May 30, 2025, our board of directors amended the Repurchase Program to remove the expiration date of the Repurchase Program and authorized the repurchase of an additional $100.0 million of the Company’s outstanding Class A common stock pursuant to the Repurchase Program. As of July 31, 2025, $128.2 million remained available for future stock repurchases under the Repurchase Program. The Repurchase Program, as amended, has no specified expiration date and will continue until the funds committed to the Repurchase Program are exhausted or such authorization is revoked by our board of directors.
The following table presents our stock repurchase activity under our authorized stock repurchase program for the three months ended July 31, 2025 (in thousands, except for per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans of Programs
May 1 - May 31	—	$—	—	$156,041
June 1 - June 30	1,631	$14.10	1,631	$133,048
July 1 - July 31	327	$14.67	327	$128,248
Total	1,958		1,958
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

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant.	8-K	001-39495	3.1	September 21, 2020
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39495	3.1	December 12, 2023
10.1#	Offer Letter between Daniel Rogers and the Registrant, dated June 23, 2025.	8-K	001-39495	10.1	June 25, 2025
10.2*#	2020 Equity Incentive Plan - Form of PSU Grant Notice and Award Agreement
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2025, has been formatted in Inline XBRL
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

ASANA, INC.

Date: September 3, 2025	By:	/s/ Daniel Rogers
Daniel Rogers
Chief Executive Officer
(Principal Executive Officer)

Date: September 3, 2025	By:	/s/ Sonalee Parekh
Sonalee Parekh
Chief Financial Officer
(Principal Financial Officer)