Form 10-Q
period 2025-10-31
Asana, Inc.
filed 2025-12-02
CIK 1477720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 24, 2025, the number of shares of the registrant’s Class A common stock outstanding was 157,538,321 and the number of shares of the registrant’s Class B common stock outstanding was 79,561,680.

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ASANA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	As of
	October 31, 2025	January 31, 2025
Assets
Current assets
Cash and cash equivalents	$183,470	$184,728
Marketable securities	280,146	282,156
Restricted cash	408	136
Accounts receivable, net	72,296	87,567
Prepaid expenses and other current assets	51,096	46,154
Total current assets	587,416	600,741
Property and equipment, net	87,555	95,836
Operating lease right-of-use assets	137,667	166,545
Other assets	27,792	28,293
Total assets	$840,430	$891,415
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,158	$9,922
Accrued expenses and other current liabilities	78,491	83,031
Deferred revenue, current	304,596	300,798
Operating lease liabilities, current	24,702	22,066
Total current liabilities	420,947	415,817
Term loan, net	35,576	39,291
Deferred revenue, noncurrent	534	2,005
Operating lease liabilities, noncurrent	189,686	201,733
Other liabilities	5,325	5,046
Total liabilities	652,068	663,892
Commitments and contingencies (Note 7)
Stockholders' equity
Common stock	2	2
Additional paid-in capital	2,246,005	2,059,848
Accumulated other comprehensive income (loss)	1,825	(3,851)
Accumulated deficit	(2,059,470)	(1,828,476)
Total stockholders’ equity	188,362	227,523
Total liabilities and stockholders’ equity	$840,430	$891,415

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Revenues	$201,033	$183,882	$585,236	$535,542
Cost of revenues	22,307	19,798	61,755	57,589
Gross profit	178,726	164,084	523,481	477,953
Operating expenses:
Research and development	73,813	83,286	228,316	257,228
Sales and marketing	100,243	104,708	306,761	317,689
General and administrative	74,656	36,270	151,750	106,182
Total operating expenses	248,712	224,264	686,827	681,099
Loss from operations	(69,986)	(60,180)	(163,346)	(203,146)
Interest income and other income (expense), net	3,609	4,949	12,746	16,069
Interest expense	(767)	(934)	(2,355)	(2,831)
Loss before provision for income taxes	(67,144)	(56,165)	(152,955)	(189,908)
Provision for income taxes	1,289	1,161	3,856	3,329
Net loss	$(68,433)	$(57,326)	$(156,811)	$(193,237)
Net loss per share:
Basic and diluted	$(0.29)	$(0.25)	$(0.66)	$(0.84)
Weighted-average shares used in calculating net loss per share:
Basic and diluted	237,790	229,624	236,307	228,830

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Net loss	$(68,433)	$(57,326)	$(156,811)	$(193,237)
Other comprehensive income (loss), net of tax:
Net unrealized gains on marketable securities	652	33	772	71
Foreign currency translation adjustments	(90)	(238)	4,904	(818)
Total other comprehensive income (loss)	562	(205)	5,676	(747)
Comprehensive loss	$(67,871)	$(57,531)	$(151,135)	$(193,984)

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended October 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at July 31, 2025	236,345	$2	$2,183,543	$1,263	$(1,960,252)	$224,556
Issuance of common stock upon the exercise of stock options	264	—	762	—	—	762
Repurchases and retirement of common stock	(2,183)	—	—	—	(30,785)	(30,785)
Issuance of common stock upon the vesting and settlement of restricted stock units	3,166	—	—	—	—	—
Issuance of common stock under employee share purchase plan	501	—	5,266	—	—	5,266
Stock-based compensation expense	—	—	56,434	—	—	56,434
Net unrealized gains on marketable securities	—	—	—	652	—	652
Foreign currency translation adjustments	—	—	—	(90)	—	(90)
Net loss	—	—	—	—	(68,433)	(68,433)
Balances at October 31, 2025	238,093	$2	$2,246,005	$1,825	$(2,059,470)	$188,362

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - CONTINUED
(in thousands)
(unaudited)

	Three Months Ended October 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at July 31, 2024	229,489	$2	$1,942,911	$(778)	$(1,650,218)	$291,917
Issuance of common stock upon the exercise of stock options	739	—	1,755	—	—	1,755
Repurchases and retirement of common stock	(4,494)	—	—	—	(54,969)	(54,969)
Issuance of common stock upon the vesting and settlement of restricted stock units	2,372	—	(1)	—	—	(1)
Issuance of common stock under employee share purchase plan	465	—	4,799	—	—	4,799
Stock-based compensation expense	—	—	53,300	—	—	53,300
Net unrealized gains on marketable securities	—	—	—	33	—	33
Foreign currency translation adjustments	—	—	—	(238)	—	(238)
Net loss	—	—	—	—	(57,326)	(57,326)
Balances at October 31, 2024	228,571	$2	$2,002,764	$(983)	$(1,762,513)	$239,270

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - CONTINUED
(in thousands)
(unaudited)

	Nine Months Ended October 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2025	232,888	$2	$2,059,848	$(3,851)	$(1,828,476)	$227,523
Issuance of common stock upon the exercise of stock options	857	—	2,835	—	—	2,835
Repurchases and retirement of common stock	(5,175)	—	—	—	(74,183)	(74,183)
Issuance of common stock upon the vesting and settlement of restricted stock units	8,271	—	—	—	—	—
Issuance of common stock under employee share purchase plan	1,252	—	13,012	—	—	13,012
Stock-based compensation expense	—	—	170,310	—	—	170,310
Net unrealized gains on marketable securities	—	—	—	772	—	772
Foreign currency translation adjustments	—	—	—	4,904	—	4,904
Net loss	—	—	—	—	(156,811)	(156,811)
Balances at October 31, 2025	238,093	$2	$2,246,005	$1,825	$(2,059,470)	$188,362

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - CONTINUED
(in thousands)
(unaudited)

	Nine Months Ended October 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2024	224,728	$2	$1,821,216	$(236)	$(1,494,586)	$326,396
Issuance of common stock upon the exercise of stock options	1,412	—	3,884	—	—	3,884
Repurchases and retirement of common stock	(5,940)	—	—	—	(74,690)	(74,690)
Issuance of common stock upon the vesting and settlement of restricted stock units	7,252	—	(5)	—	—	(5)
Issuance of common stock under employee share purchase plan	1,119	—	13,665	—	—	13,665
Stock-based compensation expense	—	—	164,004	—	—	164,004
Net unrealized gains on marketable securities	—	—	—	71	—	71
Foreign currency translation adjustments	—	—	—	(818)	—	(818)
Net loss	—	—	—	—	(193,237)	(193,237)
Balances at October 31, 2024	228,571	$2	$2,002,764	$(983)	$(1,762,513)	$239,270

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2025	2024
Cash flows from operating activities
Net loss	$(156,811)	$(193,237)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Allowance for expected credit losses	1,592	1,025
Depreciation and amortization	15,918	12,730
Amortization of deferred contract acquisition costs	20,805	19,189
Stock-based compensation expense	165,067	160,702
Net accretion of discount on marketable securities	(1,717)	(4,646)
Non-cash lease expense	13,688	13,528
Impairment of long-lived assets	30,716	—
Amortization of discount on revolving credit facility and term loan issuance costs	91	91
Changes in operating assets and liabilities:
Accounts receivable	14,376	20,610
Prepaid expenses and other current assets	(24,711)	(15,852)
Other assets	561	(4,594)
Accounts payable	2,609	4,610
Accrued expenses and other liabilities	(4,836)	(11,408)
Deferred revenue	2,326	10,920
Operating lease liabilities	(16,903)	(14,598)
Net cash provided by (used in) operating activities	62,771	(930)
Cash flows from investing activities
Purchases of marketable securities	(161,077)	(166,628)
Maturities of marketable securities	165,576	195,605
Purchases of property and equipment	(2,604)	(4,064)
Capitalized internal-use software costs	(7,361)	(4,702)
Net cash (used in) provided by investing activities	(5,466)	20,211
Cash flows from financing activities
Repayment of term loan	(3,750)	(1,875)
Repurchases of common stock	(74,183)	(73,869)
Proceeds from exercise of stock options	2,835	3,884
Proceeds from employee stock purchase plan	13,012	13,665
Taxes paid related to net share settlement of equity awards	—	(5)
Net cash used in financing activities	(62,086)	(58,200)
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	3,795	(656)
Net decrease in cash, cash equivalents, and restricted cash	(986)	(39,575)
Cash, cash equivalents, and restricted cash
Beginning of period	184,864	236,663
End of period	$183,878	$197,088

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2025	2024
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$183,470	$196,772
Restricted cash	408	316
Total cash, cash equivalents, and restricted cash	$183,878	$197,088

Supplemental cash flow data
Cash paid for income taxes	$2,904	$3,776
Supplemental non-cash investing and financing information
Purchase of property and equipment in accounts payable and accrued expenses and other current liabilities	$835	$1,193
Stock-based compensation expense capitalized for internal-use software	$5,243	$3,299
Repurchases of common stock in accrued expenses and other current liabilities	$—	$820

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
The Company grants credit to customers in the normal course of business. For the three and nine months ended October 31, 2025 and 2024, there were no individual customers that accounted for 10% or more of the Company’s revenues. No customer accounted for more than 10% of accounts receivable, net as of October 31, 2025 or January 31, 2025.
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

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company holds restricted cash for the future payment of voluntary disability insurance claims. The Company had $0.4 million of restricted cash as of October 31, 2025 and $0.1 million restricted cash as of January 31, 2025.
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
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset groups may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company recorded an impairment charge of $30.7 million during the three and nine months ended October 31, 2025 related to the ROU assets and underlying property and equipment associated with its subleased office spaces, which is further described in Note 8. Leases to the condensed consolidated financial statements. The Company recorded no impairment charge during the three and nine months ended October 31, 2024.
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
In September 2025, the FASB issued ASU 2025-06, "Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40)", which makes targeted improvements to the accounting for internal-use software. The guidance is effective for the Company's fiscal years and interim reporting periods beginning February 1, 2028, with

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
early adoption permitted. The Company is currently evaluating the impact of adoption of the standard on its consolidated financial statements.
Note 3.    Revenues
Deferred Revenue and Remaining Performance Obligations
The Company recognized $57.2 million and $49.9 million of revenues during the three months ended October 31, 2025 and 2024, respectively, that were included in the deferred revenue balances at January 31, 2025 and 2024, respectively. The Company recognized $277.6 million and $244.0 million of revenues during the nine months ended October 31, 2025 and 2024, respectively, that were included in the deferred revenue balances at January 31, 2025 and 2024, respectively.
Deferred revenue that will be recognized within the next 12 months is recorded as deferred revenue, current and the remaining portion is recorded as deferred revenue, noncurrent. As of October 31, 2025, the Company's remaining performance obligations from contracts with customers was $500.9 million, of which the Company expects to recognize approximately 77% as revenues over the next 12 months and the remainder thereafter.
Deferred Contract Acquisition Costs
Deferred contract acquisition costs are amortized over a period of benefit of three years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in the software-as-a-service industry.
The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Nine Months Ended October 31,
	2025	2024
Beginning balance	$40,518	$39,381
Capitalization of contract acquisition costs	21,915	19,561
Amortization of deferred contract acquisition costs	(20,805)	(19,189)
Ending balance	$41,628	$39,753
The following table summarizes the outstanding balances of deferred contract acquisition costs (in thousands):

	As of
	October 31, 2025	January 31, 2025
Deferred contract acquisition costs, current	$22,824	$22,414
Deferred contract acquisition costs, noncurrent	18,804	18,104
Total deferred contract acquisition costs	$41,628	$40,518

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 4.    Fair Value Measurements
The following table summarizes, for assets measured at fair value, the respective fair value and classification by level of input within the fair value hierarchy (in thousands):

	As of October 31, 2025
	Level 1	Level 2	Level 3	Total
Current Assets
Cash equivalents
Money market funds	$56,875	$—	$—	$56,875
U.S. Treasury securities	10,974	—	—	$10,974
Commercial paper	—	7,981	—	7,981
U.S. agency bonds	—	750	—	750
Total cash equivalents	$67,849	$8,731	$—	$76,580
Marketable securities
U.S. Treasury securities	$158,253	$—	$—	$158,253
Commercial paper	—	5,892	—	5,892
Corporate bonds	—	95,997	—	95,997
U.S. agency bonds	—	20,004	—	20,004
Total marketable securities	$158,253	$121,893	$—	$280,146
Total assets	$226,102	$130,624	$—	$356,726

	As of January 31, 2025
	Level 1	Level 2	Level 3	Total
Current Assets
Cash equivalents
Money market funds	$88,251	$—	$—	$88,251
Total cash equivalents	$88,251	$—	$—	$88,251
Marketable securities
U.S. Treasury securities	$155,166	$—	$—	$155,166
Corporate bonds	—	106,009	—	106,009
U.S. agency bonds	—	20,981	—	20,981
Total marketable securities	$155,166	$126,990	$—	$282,156
Total assets	$243,417	$126,990	$—	$370,407

The following table summarizes the Company's investments in marketable securities on the condensed consolidated balance sheets (in thousands):

	As of October 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current Assets
U.S. Treasury securities	$157,439	$855	$(41)	$158,253
Commercial paper	5,895	—	(3)	5,892
Corporate bonds	95,373	625	(1)	95,997
U.S. agency bonds	19,995	9	—	20,004
Total marketable securities	$278,702	$1,489	$(45)	$280,146

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	As of January 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current Assets
U.S. Treasury securities	$155,017	$254	$(105)	$155,166
Corporate bonds	105,532	487	(10)	106,009
U.S. agency bonds	20,935	52	(6)	20,981
Total marketable securities	$281,484	$793	$(121)	$282,156
The following table presents the contractual maturities of the Company’s marketable securities as of October 31, 2025 (in thousands):

	As of October 31, 2025
	Amortized Cost	Estimated Fair Value
Due within one year	$95,246	$95,423
Due within one to three years	183,456	184,723
Total	$278,702	$280,146
The Company periodically evaluates its investments for expected credit losses. The Company had certain available-for-sale investment securities in a gross unrealized loss position, substantially all of which had been in such position for less than 12 months. The unrealized losses on the available-for-sale securities were primarily due to unfavorable changes in interest rates subsequent to the initial purchase of these securities. The Company expects to recover the full carrying value of its available-for-sale securities in an unrealized loss position as it does not intend or anticipate a need to sell these securities prior to recovering the associated unrealized losses. The Company also expects any credit losses would be immaterial based on the high-grade credit rating for each of such available-for-sale securities. As a result, the Company does not consider any portion of the unrealized losses as of October 31, 2025 or January 31, 2025 to represent credit losses.
In April 2020 and November 2022, the Company entered into credit agreements (the “April 2020 Senior Secured Term Loan” and “November 2022 Senior Secured Credit Facility” as defined in Note 6. Debt) with Silicon Valley Bank (“SVB”). The credit facilities are carried at amortized cost, which approximated their fair values as of October 31, 2025 and January 31, 2025. If the credit facilities were measured at fair value in the financial statements, they would be classified as Level 2 in the fair value hierarchy. The April 2020 Senior Secured Term Loan was repaid in full and terminated in November 2022. On March 27, 2023, First Citizens BancShares, Inc. announced that it entered into an agreement to purchase assets and liabilities of SVB, inclusive of the November 2022 Senior Secured Credit Facility.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 5.    Balance Sheet Components
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	As of
	October 31, 2025	January 31, 2025
Leasehold improvements	$98,900	$104,150
Capitalized internal-use software	47,718	35,112
Furniture and fixtures	12,729	12,689
Desktop and other computer equipment	3,045	2,828
Construction in progress	877	497
Total gross property and equipment	163,269	155,276
Less: Accumulated depreciation and amortization	(75,714)	(59,440)
Total property and equipment, net	$87,555	$95,836

Depreciation and amortization expense was $5.8 million and $4.4 million for the three months ended October 31, 2025 and 2024, respectively, and $15.9 million and $12.7 million for the nine months ended October 31, 2025 and 2024, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	October 31, 2025	January 31, 2025
Prepaid expenses	$19,820	$17,437
Deferred contract acquisition costs, current	22,824	22,414
Other current assets	8,452	6,303
Total prepaid expenses and other current assets	$51,096	$46,154
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	October 31, 2025	January 31, 2025
Accrued payroll liabilities	$16,155	$22,623
Accrued sales and value-added taxes	14,370	13,140
Accrued taxes for fringe benefits	13,782	13,055
Accrued advertising expenses	5,502	5,862
Accrued consulting expenses	5,487	5,297
Other liabilities	23,195	23,054
Total accrued expenses and other current liabilities	$78,491	$83,031
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
Pursuant to the terms of the November 2022 Senior Secured Credit Facility, the Company may issue letters of credit which may reduce the total amount available for borrowing under the revolving credit facility. Additionally, the Company is required to pay an annual commitment fee that accrues at a rate of 0.15% per annum on the unused portion of the borrowing commitments under the revolving credit facility. The Company had an aggregate of $21.7 million of letters of credit outstanding under the revolving credit facility as of October 31, 2025, and the Company’s total available borrowing capacity under the revolving credit facility was $78.3 million as of October 31, 2025.
As of October 31, 2025, $50.0 million was drawn and $40.6 million was outstanding under the November 2022 Senior Secured Credit Facility. As of October 31, 2025, the Company was in compliance with all financial covenants.
In conjunction with the close of the November 2022 Senior Secured Credit Facility, the Company paid upfront issuance fees of $0.4 million. The upfront fees are amortized over the remaining term of the agreement. As of October 31, 2025, the Company had $0.1 million remaining of upfront issuance fees allocated to the revolving credit facility presented in the Company’s condensed consolidated balance sheet within other assets.
The net carrying amounts of the November 2022 Senior Secured Credit Facility were as follows (in thousands):

	As of
	October 31, 2025	January 31, 2025
Principal	$40,625	$44,375
Accrued interest	263	299
Unamortized loan issuance costs	(49)	(84)
Net carrying amount	$40,839	$44,590

Term loan, current	$5,263	$5,299
Term loan, noncurrent	$35,576	$39,291

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The net carrying amount of the current portion of the term loan is presented within accrued expenses and other current liabilities in the condensed consolidated balance sheets.
The expected future principal payments for all borrowings as of October 31, 2025 is as follows (in thousands):

Fiscal year ending January 31,	Expected Principal Payments
Remainder of fiscal year 2026	$1,250
2027	39,375
Total expected future principal payments	$40,625
Note 7.     Commitments and Contingencies
Standby Letters of Credit
As of October 31, 2025, the Company had several letters of credit outstanding related to its operating leases totaling $21.7 million. The letters of credit expire at various dates between fiscal 2028 and 2035.
Purchase Commitments
In November 2024, the Company entered into a 60-month contract with Amazon Web Services (“AWS”) for hosting-related services, which replaced the Company’s prior agreement with AWS and terminated the remaining commitments under the prior agreement. Pursuant to the terms of the November 2024 contract with AWS, the Company is required to spend $255.0 million over the term of the contract between December 2024 to November 2029. The commitment may be offset by up to $4.2 million in credits, of which $3.7 million are subject to the Company meeting certain conditions of the agreement. As of October 31, 2025, the Company had purchase commitments remaining of $216.4 million under this contract, which are not reflected on the Company’s condensed consolidated balance sheet as of October 31, 2025. Future commitments under this contract as of October 31, 2025, are as follows (in thousands):

Fiscal year ending January 31,	Purchase Commitments
Remainder of fiscal year 2026	$3,359
2027	45,000
2028	54,000
2029	56,000
2030 and thereafter	58,000
Total remaining purchase commitments	$216,359
During the nine months ended October 31, 2025, other than certain non-cancelable operating leases described in Note 8. Leases and the commitment for hosting-related services described above, there have been no other material changes outside the ordinary course of business to the Company’s contractual obligations and commitments from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025.
Indemnification Agreements
The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against any liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual.
Additionally, in the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which it agrees to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. For the nine months ended October 31, 2025 and 2024, no demands have been made upon the Company to provide indemnification under such agreements, and there are no claims that the Company is aware of that could have a material adverse effect on its financial position, results of operations, or cash flows.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Contingencies
From time to time in the normal course of business, the Company may be subject to various claims and other legal matters arising in the ordinary course of business. As of October 31, 2025, the Company believes that none of its current legal proceedings would have a material adverse effect on its financial position, results of operations, or cash flows.
Note 8.     Leases
The Company leases real estate facilities under non-cancelable operating leases with various expiration dates through fiscal 2034. The Company has no lease agreements that are classified as finance leases.
Future minimum lease payments under non-cancelable operating leases with initial lease terms in excess of one year included in the Company’s total operating lease liabilities as of October 31, 2025 are as follows (in thousands):

Fiscal year ending January 31,	Operating Lease Payments (Net)
Remainder of fiscal year 2026	$11,132
2027	42,614
2028	41,135
2029	37,826
2030 and thereafter	166,338
Total undiscounted operating lease payments	$299,045
Less: imputed interest	(84,657)
Total operating lease liabilities	$214,388
During the three months ended October 31, 2025, the Company executed a sublease for a portion of its corporate office space in San Francisco, California. The Company evaluated the associated asset group for impairment, which included the ROU assets and underlying property and equipment for the lease. The Company compared the expected future undiscounted cash flows to the carrying value and determined the respective asset group was not recoverable. The Company calculated the fair value based on the present value of the cash flows from the sublease for the remaining lease term and compared the estimated fair value to its carrying value, which resulted in a $30.7 million consolidated impairment charge. The fair value of the operating lease ROU assets and associated property and equipment was estimated as of the sublease execution date using level 3 inputs based on an income approach by converting future sublease cash inflows and outflows to a single present value. Estimated cash flows were discounted at a rate of 9.6% commensurate with the inherent risks associated with the asset group to arrive at an estimate of fair value. The impairment charge was included in general and administrative expenses in the condensed consolidated statements of operations. No impairment charge was recorded during the three and nine months ended October 31, 2024.
The Company has subleased certain office spaces to third parties and has classified the subleases as operating leases. The subleases have lease terms ranging from four to five years. Sublease income was $1.0 million and $2.2 million for the three and nine months ended October 31, 2025, respectively. Sublease income was $0.4 million and $1.3 million for the three and nine months ended October 31, 2024, respectively. The Company recognizes sublease income as a reduction of lease expense in the Company’s condensed consolidated statements of operations.
As of October 31, 2025, the Company has a commitment of $2.2 million for an operating lease that has not yet commenced, and therefore is not included in the ROU asset or operating lease liabilities. The foregoing operating lease will commence in the first quarter of fiscal 2027, with a lease term of seven years.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Operating lease amounts in the table above do not include sublease payments to be received of $17.8 million. As of October 31, 2025, the future total minimum sublease payments to be received were as follows (in thousands):

Fiscal year ending January 31,	Sublease Payments to be Received
Remainder of fiscal year 2026	$1,007
2027	5,045
2028	5,524
2029	4,620
2030 and thereafter	1,628
Total sublease payments to be received	$17,824
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Numerator:
Net loss	$(68,433)	$(57,326)	$(156,811)	$(193,237)
Denominator:
Weighted-average shares used in calculating net loss per share, basic and diluted	237,790	229,624	236,307	228,830
Net loss per share, basic and diluted	$(0.29)	$(0.25)	$(0.66)	$(0.84)

The potential shares of common stock that were excluded from the computation of diluted net loss per share for the period presented because including them would have been anti-dilutive are as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Stock options	5,213	8,375	5,213	8,375
Restricted stock units	15,126	22,871	15,126	22,871
Performance-based restricted stock units (1)	944	—	944	—
Shares issuable pursuant to the 2020 Employee Stock Purchase Plan	207	231	207	231
Total	21,490	31,477	21,490	31,477
__________________
(1)Performance-based restricted stock units are presented at the number of shares eligible to vest based on 100% target attainment of the market conditions, however the number of shares that ultimately vest will range between zero and 200% depending on level of attainment. See Note 10. Stockholders’ Equity for additional information.
Note 10. Stockholders’ Equity
Common Stock
There are two classes of common stock that total 1,500,000,000 authorized shares: 1,000,000,000 authorized shares of Class A common stock and 500,000,000 authorized shares of Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
stock is entitled to 10 votes per share and is convertible into one share of Class A common stock. Prior to the Company’s direct listing, which was completed on September 30, 2020, all 73,577,455 outstanding shares of redeemable convertible preferred stock were converted into an equivalent number of shares of Class B common stock. There were 158,531,388 shares of Class A common stock and 79,561,680 shares of Class B common stock issued and outstanding as of October 31, 2025. There were 147,476,415 shares of Class A common stock and 85,411,680 shares of Class B common stock outstanding as of January 31, 2025.
All changes in the number of shares of common stock outstanding for the three and nine months ended October 31, 2025 and 2024 were related to changes in Class A common stock, other than conversions of Class B common stock into an equivalent number of shares of Class A common stock.
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

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock Options
Option activity under the Company’s combined stock plans is set forth below (in thousands, except years and per share data):

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balances at January 31, 2025	6,071	$3.48	3.6	$108,457
Stock options granted	—	—
Stock options exercised	(857)	3.31
Stock options cancelled	(1)	0.93
Balances at October 31, 2025	5,213	$3.51	2.9	$54,986
Vested and exercisable at October 31, 2025	5,103	$3.53	2.9	$53,668
Vested and expected to vest at October 31, 2025	5,213	$3.51	2.9	$54,986

The total intrinsic value of stock options exercised during the periods presented were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Aggregate intrinsic value of stock options exercised (in thousands)	$2,966	$7,106	$10,672	$14,902
Restricted Stock Units
The Company’s RSU activity is set forth below (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Unvested RSUs at January 31, 2025	21,521	$18.44	$459,258
RSUs granted	6,233	17.24
RSUs vested	(8,030)	19.27
RSUs cancelled/forfeited	(4,598)	18.29
Unvested RSUs at October 31, 2025	15,126	$17.55	$212,520
RSUs vested, not yet released at October 31, 2025	384	$37.16
The weighted-average grant date fair value of RSUs granted during the nine months ended October 31, 2025 and 2024 was $17.24 and $14.79, respectively. The total grant date fair value of RSUs vested during the nine months ended October 31, 2025 and 2024 was $154.7 million and $158.6 million, respectively.
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

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The following assumptions were used to calculate the fair value of the Market-Based Awards granted during the nine months ended October 31, 2025:

October 31, 2025
Risk-free interest rate	3.74%
Expected term	3.0 years
Dividend yield	—%
Expected volatility	72.57%
During the three and nine months ended October 31, 2025, the Company recognized $2.3 million and $2.6 million of stock-based compensation expense related to the Market-Based Awards, respectively. Prior to the nine months ended October 31, 2025, no Market-Based Awards had been granted, and therefore no such stock-based compensation expense had been incurred.
Performance-Based Awards
The Performance-Based Awards will vest upon satisfaction of both (i) continuous service through each vesting date and (ii) achievement of revenue-based performance targets during the performance periods. As of October 31, 2025, the revenue targets for the Performance-Based Awards have not been established and therefore the awards are not considered granted under ASC 718. As such, the grant date fair value has not been determined for the Performance-Based Awards and no stock-based compensation expense has been recognized.
The Company’s PSU activity is set forth below (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Unvested PSUs at January 31, 2025	—	$—	$—
PSUs granted	944	20.23
PSUs vested	—	—
PSUs cancelled/forfeited	—	—
Unvested PSUs at October 31, 2025	944	$20.23	$13,261
The weighted-average grant date fair value of PSUs granted during the nine months ended October 31, 2025 was $20.23 and there were no PSU awards granted during the nine months ended October 31, 2024. No PSU awards vested during the nine months ended October 31, 2025 and 2024.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock-Based Compensation Expense
Stock-based compensation expense for stock-based awards to employees and non-employees in the Company’s condensed consolidated statements of operations for the periods below were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Cost of revenues	$439	$354	$1,280	$1,030
Research and development	26,109	28,087	81,450	88,872
Sales and marketing	13,560	15,837	46,483	48,334
General and administrative	14,638	7,677	35,854	22,466
Total stock-based compensation expense	$54,746	$51,955	$165,067	$160,702

The stock-based compensation expense related to awards granted to non-employees for the three and nine months ended October 31, 2025 and 2024 were not material.
Total unrecognized stock-based compensation expense related to unvested awards not yet recognized under all equity compensation plans was as follows:

	As of October 31, 2025
	Unrecognized Expense (in thousands)	Weighted-Average Expected Recognition Period (in years)
Stock options	$122	2.4
RSUs	221,871	1.9
PSUs	16,506	2.1
Total unrecognized stock-based compensation expense	$238,499	1.9
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
The Company recognized stock-based compensation expense related to the ESPP of $1.6 million and $3.6 million during the three months ended October 31, 2025 and 2024, respectively, and $5.3 million and $9.4 million during the nine months ended October 31, 2025 and 2024. As of October 31, 2025 and January 31, 2025, $2.2 million and $6.6 million, respectively, have been withheld in contributions from employees. As of October 31, 2025, total unrecognized stock-based compensation expense related to the ESPP was $4.6 million, which will be amortized over a weighted-average vesting term of 1.0 years.

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
The following table summarizes the stock repurchase activity under the Company’s Repurchase Program (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Number of shares repurchased	2,183	4,494	5,175	5,940
Weighted-average price per share	$14.10	$12.23	$14.33	$12.57
Aggregate purchase price	$30,785	$54,969	$74,183	$74,690

As of October 31, 2025, $97.5 million remained available for future stock repurchases under the Repurchase Program. All shares of Class A common stock repurchased under the Repurchase Program were retired. Upon retirement, the par value of the common stock repurchased was deducted from common stock and any excess of repurchase price over par value was recorded entirely to accumulated deficit in the condensed consolidated balance sheets.
Note 11.    Interest Income and Other Income (Expense), Net
Interest income and other income (expense), net consist of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Interest income	$4,075	$4,818	$12,428	$15,603
Unrealized gains (losses) on foreign currency transactions	455	(893)	(1,384)	(11)
Other non-operating income (expense)	(921)	1,024	1,702	477
Total interest income and other income (expense), net	$3,609	$4,949	$12,746	$16,069
Other non-operating income (expense) consists primarily of realized foreign currency gains and losses on transactions in the periods presented.
Note 12.    Income Taxes
The Company's income tax expense was $1.3 million and $1.1 million for the three months ended October 31, 2025 and 2024, respectively, and $3.9 million and $3.3 million for nine months ended October 31, 2025 and 2024, respectively, primarily due to income taxes in foreign jurisdictions.
On July 4, 2025, the United States enacted federal tax legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBB Act”). The OBBB Act makes permanent certain elements of the Tax Cuts and Jobs Act, including immediate expensing of U.S. research and experimentation expenditures, various modifications to the

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
Note 13.    Geographic Information
The following tables set forth revenues and long-lived assets, which primarily consist of property and equipment, net and operating lease ROU assets, by geographic area for the periods presented below (in thousands):
Revenues

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
United States	$118,487	$110,320	$346,523	$322,978
International	82,546	73,562	238,713	212,564
Total Revenues	$201,033	$183,882	$585,236	$535,542

Revenues by geography are based on the shipping address of the customer.
Long-Lived Assets

	As of
	October 31, 2025	January 31, 2025
United States	$207,210	$248,698
International	18,012	13,683
Total long-lived assets	$225,222	$262,381
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
As of October 31, 2025, the Company has recorded total restructuring charges of $6.7 million related to the 2025 Restructuring Plan. As of January 31, 2025, the Company had $3.7 million restructuring charges reflected within accrued expenses and other current liabilities. During the nine months ended October 31, 2025, the Company recorded restructuring charges of $2.2 million and settled the restructuring liability. No restructuring charges were incurred during the three months ended October 31, 2025, and the Company does not expect to incur further material restructuring charges related to the 2025 Restructuring Plan in future periods.
The restructuring costs related to the 2025 Restructuring Plan are recognized in the condensed consolidated statement of operations for the nine months ended October 31, 2025 as follows:

	Severance and Related Charges	Stock-Based Compensation Expense (Benefit)	Total
Research and development	$1,042	$(94)	$948
Sales and marketing	885	(54)	831
General and administrative	460	(22)	438
Total	$2,387	$(170)	$2,217

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 15.    Related Party Transactions
During the fiscal year ended January 31, 2020, the Company began leasing certain office facilities from a company affiliated with members of the Company’s board of directors. Lease expenses under these leases totaled $0.4 million and $0.4 million during the three months ended October 31, 2025 and 2024, respectively, and $1.2 million and $1.3 million during the nine months ended October 31, 2025 and 2024, respectively.
The Company has entered into an advertising agreement with a company affiliated with a member of the Company’s board of directors. Advertising expenses under this agreement were not material for the three and nine months ended October 31, 2025. Advertising expenses under this agreement totaled $0.3 million and $1.3 million during the three and nine months ended October 31, 2024, respectively.

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
We define customers spending over $5,000 and $100,000 as those organizations on a paid subscription plan that had $5,000 or more or $100,000 or more in annualized GAAP revenues in a given quarter, respectively, inclusive of discounts. As customers realize the productivity benefits we provide, our platform often becomes critical to managing their work, increasing employee productivity and achieving their objectives, which drives further adoption and expansion opportunities, and results in higher annualized contract values. We believe that our ability to increase the number of these customers is an important indicator of the components of our business, including: the continued acquisition of new customers, retaining and expanding our user base within existing customers, our continued

investment in product development and functionality required by larger organizations, and the strategic expansion of our direct sales force.
As of October 31, 2025, we had 25,413 Core customers contributing approximately 76% and 74% of revenues for the three and nine months then ended, respectively. As of October 31, 2024, we had 23,609 Core customers who contributed approximately 75% and 73% of revenues for the three and nine months then ended, respectively.
As of October 31, 2025 and 2024, we had 785 and 683 customers spending over $100,000, on an annualized basis, respectively.
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
As of October 31, 2025 and 2024, our dollar-based net retention rate was 96% and 96%, respectively.
As of October 31, 2025 and 2024, our dollar-based net retention rate for our Core customers was 97% and 98%, respectively. Our dollar-based net retention rate for customers spending over $100,000 on an annualized basis for the same periods was 96% and 99%, respectively.
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
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses for our finance, human resources, information technology, and legal organizations. These expenses also include non-personnel costs, such as outside legal, accounting, and other professional fees, software subscriptions and expensed computer equipment, certain tax, license, and insurance-related expenses, impairment charges, and allocated overhead costs.
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(in thousands)
Revenues	$201,033	$183,882	$585,236	$535,542
Cost of revenues (1)	22,307	19,798	61,755	57,589
Gross profit	178,726	164,084	523,481	477,953
Operating expenses:
Research and development (1)	73,813	83,286	228,316	257,228
Sales and marketing (1)	100,243	104,708	306,761	317,689
General and administrative (1)	74,656	36,270	151,750	106,182
Total operating expenses	248,712	224,264	686,827	681,099
Loss from operations	(69,986)	(60,180)	(163,346)	(203,146)
Interest income and other income (expense), net	3,609	4,949	12,746	16,069
Interest expense	(767)	(934)	(2,355)	(2,831)
Loss before provision for income taxes	(67,144)	(56,165)	(152,955)	(189,908)
Provision for income taxes	1,289	1,161	3,856	3,329
Net loss	$(68,433)	$(57,326)	$(156,811)	$(193,237)
__________________
(1)Amounts include stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(in thousands)
Cost of revenues	$439	$354	$1,280	$1,030
Research and development	26,109	28,087	81,450	88,872
Sales and marketing	13,560	15,837	46,483	48,334
General and administrative	14,638	7,677	35,854	22,466
Total stock-based compensation expense	$54,746	$51,955	$165,067	$160,702

The following table sets forth the components of our statements of operations data, for each of the periods presented, as a percentage of revenues.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(percent of revenues)
Revenues	100%	100%	100%	100%
Cost of revenues	11	11	11	11
Gross margin	89	89	89	89
Operating expenses:
Research and development	37	45	39	48
Sales and marketing	50	57	52	59
General and administrative	37	20	26	20
Total operating expenses	124	122	117	127
Loss from operations	(35)	(33)	(28)	(38)
Interest income and other income (expense), net	2	3	2	3
Interest expense	*	*	*	*
Loss before provision for income taxes	(33)	(31)	(26)	(35)
Provision for income taxes	*	*	*	*
Net loss	(34)%	(31)%	(27)%	(36)%
_______________
* Less than 1%.
Note: Certain figures may not sum due to rounding.
Comparison of Three Months Ended October 31, 2025 to Three Months Ended October 31, 2024
Revenues

	Three Months Ended October 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Revenues	$201,033	$183,882	$17,151	9%

Revenues increased $17.2 million, or 9%, during the three months ended October 31, 2025 compared to the three months ended October 31, 2024. The increase in revenues was primarily due to the addition of new paying customers and a continued shift in our sales mix toward our higher priced subscription plans, such as Enterprise and Enterprise+ plans.
Cost of Revenues

	Three Months Ended October 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Cost of revenues	$22,307	$19,798	$2,509	13%

Cost of revenues increased $2.5 million, or 13%, during the three months ended October 31, 2025 compared to the three months ended October 31, 2024. The increase was primarily due to an increase of $1.1 million in personnel-related costs, an increase of $1.1 million in amortization of capitalized software development costs, and an increase of $0.6 million in professional services, partially offset by a decrease of $0.4 million in third-party hosting costs.

Operating Expenses

	Three Months Ended October 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Research and development	$73,813	$83,286	$(9,473)	(11)%
Sales and marketing	100,243	104,708	(4,465)	(4)%
General and administrative	74,656	36,270	38,386	106%
Total operating expenses	$248,712	$224,264	$24,448	11%
Research and Development
Research and development expenses decreased $9.5 million, or 11%, during the three months ended October 31, 2025 compared to the three months ended October 31, 2024. The decrease was primarily due to a decrease of $8.7 million in personnel-related costs and a decrease of $0.7 million in allocated overhead costs.
Sales and Marketing
Sales and marketing expenses decreased $4.5 million, or 4%, during the three months ended October 31, 2025 compared to the three months ended October 31, 2024. The decrease was primarily due to a decrease of $3.8 million in personnel-related costs and a decrease of $0.6 million in fees to marketing vendors.
General and Administrative
General and administrative expenses increased $38.4 million, or 106%, during the three months ended October 31, 2025 compared to the three months ended October 31, 2024. The increase was primarily due to an increase of $30.7 million in impairment charges and an increase of $5.9 million in personnel-related costs driven by an increase in stock-based compensation expense.
Interest Income, Interest Expense, and Other Income (Expense), Net

	Three Months Ended October 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Interest income and other income (expense), net	$3,609	$4,949	$(1,340)	(27)%
Interest expense	(767)	(934)	167	18%

Interest income and other income (expense), net decreased by $1.3 million, or 27%, during the three months ended October 31, 2025 compared to the three months ended October 31, 2024, primarily due to a decrease of $0.7 million in interest income on marketable securities and a decrease of $0.6 million for the impact of foreign currency transaction gains and losses. Interest expense decreased by $0.2 million, or 18%, during the three months ended October 31, 2025 compared to the three months ended October 31, 2024, primarily due to a decrease in interest rates.
Comparison of Nine Months Ended October 31, 2025 to Nine Months Ended October 31, 2024
Revenues

	Nine Months Ended October 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Revenues	$585,236	$535,542	$49,694	9%

Revenues increased $49.7 million, or 9%, during the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024. The increase in revenues was primarily due to the addition of new paying customers and a continued shift in our sales mix toward our higher priced subscription plans, such as Enterprise and Enterprise+ plans.
Cost of Revenues

	Nine Months Ended October 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Cost of revenues	$61,755	$57,589	$4,166	7%

Cost of revenues increased $4.2 million, or 7%, during the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024. The increase was primarily due to an increase of $2.3 million in amortization of capitalized software development costs and an increase of $1.7 million in personnel-related costs.
Operating Expenses

	Nine Months Ended October 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Research and development	$228,316	$257,228	$(28,912)	(11)%
Sales and marketing	306,761	317,689	(10,928)	(3)%
General and administrative	151,750	106,182	45,568	43%
Total operating expenses	$686,827	$681,099	$5,728	1%
Research and Development
Research and development expenses decreased $28.9 million, or 11%, during the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024. The decrease was primarily due to a decrease of $22.5 million in personnel-related costs, an increase of $4.9 million in capitalized internal-use software, and a decrease of $1.8 million in allocated overhead costs, partially offset by an increase of $1.4 million in subscription and software related expenses.
Sales and Marketing
Sales and marketing expenses decreased $10.9 million, or 3%, during the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024. The decrease was primarily due to a decrease of $5.2 million in personnel-related costs, a decrease of $3.9 million in fees to marketing vendors, and a decrease of $1.3 million in professional fees.
General and Administrative
General and administrative expenses increased $45.6 million, or 43%, during the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024. The increase was primarily due to an increase of $30.7 million in impairment charges, an increase of $11.3 million in personnel-related costs driven by an increase in stock-based compensation expense, and an increase of $2.1 million in professional fees.
Interest Income, Interest Expense, and Other Income (Expense), Net

	Nine Months Ended October 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Interest income and other income (expense), net	$12,746	$16,069	$(3,323)	(21)%
Interest expense	(2,355)	(2,831)	476	17%

Interest income and other income (expense), net decreased by $3.3 million, or 21%, during the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024, primarily due to a decrease of $3.2 million in interest income on marketable securities and a decrease of $0.1 million for the impact of foreign currency transaction gains and losses. Interest expense decreased by $0.5 million, or 17%, during the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024, primarily due to a decrease in interest rates.
Non-GAAP Financial Measures
The following tables present certain non-GAAP financial measures for each period presented below. In addition to our results determined in accordance with GAAP, we believe these non-GAAP financial measures are useful in evaluating our operating performance. See below for a description of the non-GAAP financial measures and their limitations as an analytical tool.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(in thousands)
Non-GAAP income (loss) from operations	$16,339	$(7,631)	$38,483	$(39,059)
Non-GAAP net income (loss)	$17,892	$(4,777)	$45,018	$(29,150)
Free cash flow	$13,429	$(18,181)	$52,806	$(9,696)
Adjusted free cash flow	$13,429	$(18,181)	$58,750	$(9,696)
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
The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.
Non-GAAP Income (Loss) From Operations

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(in thousands)
Loss from operations	$(69,986)	$(60,180)	$(163,346)	$(203,146)
Add:
Stock-based compensation and related employer payroll tax associated with RSUs	55,609	52,549	168,896	164,087
Impairment of long-lived assets	30,716	—	30,716	—
Restructuring costs	—	—	2,217	—
Non-GAAP income (loss) from operations	$16,339	$(7,631)	$38,483	$(39,059)

Non-GAAP Net Income (Loss)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(in thousands)
Net loss	$(68,433)	$(57,326)	$(156,811)	$(193,237)
Add:
Stock-based compensation and related employer payroll tax associated with RSUs	55,609	52,549	168,896	164,087
Impairment of long-lived assets	30,716	—	30,716	—
Restructuring costs	—	—	2,217	—
Non-GAAP net income (loss)	$17,892	$(4,777)	$45,018	$(29,150)

Free Cash Flow and Adjusted Free Cash Flow

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(in thousands)
Net cash provided by (used in) investing activities	$9,276	$41,516	$(5,466)	$20,211
Net cash used in financing activities	$(26,007)	$(48,919)	$(62,086)	$(58,200)
Net cash provided by (used in) operating activities	$16,172	$(14,890)	$62,771	$(930)
Less:
Purchases of property and equipment	(669)	(1,372)	(2,604)	(4,064)
Capitalized internal-use software costs	(2,074)	(1,919)	(7,361)	(4,702)
Free cash flow	$13,429	$(18,181)	$52,806	$(9,696)
Add:
Restructuring costs paid	—	—	5,944	—
Adjusted free cash flow	$13,429	$(18,181)	$58,750	$(9,696)
Liquidity and Capital Resources
Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock and common stock, the issuance of senior mandatory convertible promissory notes in January and June 2020 to a trust affiliated with our co-founder, Chair, and former CEO, Dustin Moskovitz, cash generated from the sale of subscriptions to our platform, and financing activities including the private placement transaction with Mr. Moskovitz. We have generated losses from our operations as reflected in our accumulated deficit of $2,059.5 million as of October 31, 2025, positive cash flows from operating activities for the nine months ended October 31, 2025 and negative cash flows from operating activities for the nine months ended October 31, 2024.
As of October 31, 2025, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $463.6 million.
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
As of October 31, 2025, under the November 2022 Senior Secured Credit Facility there was $50.0 million drawn and $40.6 million was outstanding under the term loan, no amounts outstanding under the revolving credit facility and an aggregate $21.7 million in letters of credit issued under the credit sub-facility. Our total available borrowing capacity under the revolving credit facility was $78.3 million as of October 31, 2025.
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

In June 2024, our board of directors authorized a stock repurchase program of up to $150.0 million of our outstanding Class A common stock (the “Repurchase Program”). Repurchases are made on the open market, including via pre-set trading plans, in accordance with applicable securities laws. The Repurchase Program is funded using our working capital and was initially authorized through June 2025. The Repurchase Program does not obligate us to acquire any particular amount of Class A common stock, and the Repurchase Program may be suspended or discontinued at any time at our discretion. During the three and nine months ended October 31, 2025, we repurchased 2.2 million and 5.2 million shares, respectively, of our outstanding Class A common stock for an aggregate purchase price of $30.8 million and $74.2 million, respectively. During the three and nine months ended October 31, 2024, we repurchased 4.5 million and 5.9 million shares, respectively, of our outstanding Class A common stock for an aggregate purchase price of $55.0 million and $74.7 million, respectively. All shares of Class A common stock repurchased were retired. The Repurchase Program was later amended on May 30, 2025 to remove the original expiration date and authorize the repurchase of an additional $100.0 million of Class A common stock. As of October 31, 2025, $97.5 million remained available for future stock repurchases under the Repurchase Program. The Repurchase Program, as amended, has no specified expiration date and will continue until the funds committed to the Repurchase Program are exhausted or such authorization is revoked by our board of directors. See Note 10. Stockholders’ Equity to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding stock repurchases.
A substantial source of our cash provided by operating activities is our customer billings for subscription to our platform. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is included on our condensed consolidated balance sheets as a liability and is recorded as revenues over the term of the subscription agreement. As of October 31, 2025, we had $305.1 million of deferred revenue, of which $304.6 million was recorded as a current liability. This deferred revenue will be recognized as revenues when all of the revenue recognition criteria are met.
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
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended October 31,
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$62,771	$(930)
Net cash (used in) provided by investing activities	(5,466)	20,211
Net cash used in financing activities	(62,086)	(58,200)

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
Net cash provided by operating activities of $62.8 million for the nine months ended October 31, 2025 reflects our net loss of $156.8 million, adjusted by non-cash items such as stock-based compensation expense of $165.1 million, impairment of long-lived assets of $30.7 million, amortization of deferred contract acquisition costs of $20.8 million, depreciation and amortization of $15.9 million, non-cash lease expense of $13.7 million, and provision for expected credit losses of $1.6 million, partially offset by net accretion of discount on marketable securities of $1.7 million, and net cash outflows of $26.6 million from changes in our operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities primarily consisted of a $24.7 million increase in prepaid expenses and other current assets related to an increase in deferred contract acquisition costs, a $16.9 million decrease in operating lease liabilities, and a $4.8 million decrease in accrued expenses and other liabilities primarily from accrued payroll liability. These amounts were partially offset by a $14.4 million decrease in accounts receivable, a $2.6 million increase in accounts payable, a $2.3 million increase in deferred revenue resulting from increased revenue recognized offset by billings for subscriptions, and a $0.6 million decrease in other assets.
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
Investing Activities
Net cash used in investing activities of $5.5 million for the nine months ended October 31, 2025 consisted of $161.1 million in purchases of marketable securities, $7.4 million in capitalized internal-use software costs, and $2.6 million in purchases of property and equipment. This was partially offset by $165.6 million in maturities of marketable securities.
Net cash provided by investing activities of $20.2 million for the nine months ended October 31, 2024 consisted of $195.6 million in maturities of marketable securities, partially offset by $166.6 million in purchases of marketable securities, $4.7 million in capitalized internal-use software costs, and $4.1 million in purchases of property and equipment.
Financing Activities
Net cash used in financing activities of $62.1 million for the nine months ended October 31, 2025 consisted of $74.2 million in repurchases of Class A common stock and $3.8 million in repayment of term loan. This was partially offset by $13.0 million in proceeds from our employee stock purchase plan and $2.8 million in proceeds from the exercise of stock options.
Net cash used in financing activities of $58.2 million for the nine months ended October 31, 2024 consisted of $73.9 million in repurchases of Class A common stock and $1.9 million in repayment of term loan. This was partially offset by $13.7 million in proceeds from our employee stock purchase plan and $3.9 million in proceeds from the exercise of stock options.

Contractual Obligations and Commitments
During the nine months ended October 31, 2025, there were no material changes in our contractual obligations and other commitments as disclosed in our Annual Report on Form 10-K filed with the SEC on March 18, 2025.
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
Except as noted below, there have been no changes to our critical accounting policies and estimates during the nine months ended October 31, 2025 as compared to those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K filed with the SEC on March 18, 2025.
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

Interest Rate Risk
Our cash, cash equivalents, restricted cash, and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds, U.S. government securities, corporate bonds, and U.S. agency bonds. As of October 31, 2025 and January 31, 2025, we had cash and cash equivalents of $183.5 million and $184.7 million, respectively, restricted cash of $0.4 million and $0.1 million, respectively, and marketable securities of $280.1 million and $282.2 million, respectively. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. As of October 31, 2025, a hypothetical increase in interest rates for our investments by 100 basis points would not have a material impact on our condensed consolidated financial statements.
Any borrowings under the revolving credit facility bear interest at a variable rate tied to the adjusted term SOFR, the prime rate, or the federal funds effective rate. As of October 31, 2025, we had $40.6 million outstanding under the credit facility. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations. As of October 31, 2025, a hypothetical increase of 100 basis points in interest rates for our revolving credit facility would not have a material impact on our condensed consolidated financial statements.
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
As exchange rates may fluctuate significantly between periods, our non-U.S. dollar denominated revenue and operating expenses may also experience significant fluctuations between periods as we convert these to U.S. dollars. Volatile market conditions arising from the macro environment have and may in the future result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar has and may in the future negatively affect our revenue expressed in U.S. dollars. In the nine months ended October 31, 2025, 27% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins. We disclose the impact of realized foreign currency gains and losses within Note 11. Interest Income and Other Income (Expense), Net. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the nine months ended October 31, 2025 and 2024.
As the impact of foreign currency exchange rates are not projected to be material to our operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2025. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred net losses in each fiscal year since our founding. We generated net losses of $156.8 million and $193.2 million for the nine months ended October 31, 2025 and 2024, respectively. As of October 31, 2025, we had an accumulated deficit of $2,059.5 million. We do not expect to be profitable in the near future, and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. These losses reflect, among other things, the significant investments we made to develop and commercialize our platform, serve our existing customers, and broaden our customer base.
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
Our flagship product, the Asana collaborative work management platform, currently accounts for substantially all of our revenue through seat-based licenses. Additionally, the revenue derived from our add-on product, AI Studio, and products or services we may launch in the future, may be dependent on licenses to our core work management platform. As such, the continued growth in market demand for and market acceptance, including international market acceptance, of our platform is critical to our continued success. Demand for our platform is affected by a number of factors, some of which are beyond our control, such as the rate of market adoption of work management solutions; the timing of development and release of competing new products; the development and acceptance of new features, integrations, and capabilities for our platform, including features, integrations, or capabilities that utilize AI; price, product, and service changes by us or our competitors; technological changes and developments within the markets we serve; growth, contraction, and rapid evolution of our market; and general economic conditions and trends including a downturn or recession, inflation, tariffs and changes in trade agreements, and fluctuating interest rates. If we are unable to continue to meet the demands of individuals, teams, and organizations or trends in preferences for work management solutions or to achieve more widespread market acceptance of our platform, our business, results of operations, and financial condition would be harmed. Changes in preferences of our current or potential customers may have a disproportionately greater impact on us than if we offered multiple products. In addition, some current and potential customers, particularly larger organizations, may develop or acquire their own tools or continue to rely on traditional tools and software for their work management solutions, which would reduce or eliminate their demand for our platform. If demand for our platform declines for any of these or other reasons, our business, results of operations, and financial condition would be adversely affected.
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
Our platform integrates generative AI and machine learning technologies, which could be configured by customers for automated decision-making. The rapid evolution of AI, machine learning, and automated decision-making technologies require dedicated resources to develop, test, and maintain our product offerings and to help responsibly integrate such technologies into certain features to minimize unintended or harmful impacts to our customers. Uncertainty around new and emerging AI, machine learning, and automated decision-making technologies may require additional investment in the development of proprietary datasets, machine learning models, and systems to test for accuracy, bias, and other variables, which are often complex, may be costly, and could impact our profit margin as we expand the use of AI, machine learning, and/or automated decision-making technologies in our products. There are significant risks involved in developing, maintaining, and deploying these technologies internally and/or to customers and there can be no assurance that such technologies will enhance our products or benefit our customers or business.
Artificial intelligence-related technologies are subject to existing laws and regulations relating to privacy, data protection, security, intellectual property, and product liability, and will continue to be subject to additional new laws and regulations in the coming years. For example, several countries, states, and localities have proposed, enacted, or are considering laws governing the development and use of AI, machine learning, and automated decision-making technologies, such as the EU’s AI Act, the Colorado Artificial Intelligence Act, and the California AI Transparency Act. For example, the EU AI Act sets out a risk-based framework, subjecting certain AI technologies to numerous compliance obligations, including transparency, conformity and risk assessment, monitoring and human oversight requirements. Under the EU AI Act, non-compliant companies may be subject to administrative fines of up to 35 million Euros or 7% of a company’s total worldwide annual turnover for the preceding financial year, whichever is the higher. Depending on how the EU AI Act is implemented and interpreted, we may have to adapt our business practices, contractual arrangements, and services to comply with such obligations. The effects of these regulations are difficult to predict, and other jurisdictions may adopt similar laws.
Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our provisioning of AI and machine learning, and automated decision-making technologies. These obligations may make it harder for us to conduct our business using AI and machine learning, and automated decision-making technologies, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI, machine learning, and automated decision-making technologies, or prevent or limit the use of AI, machine learning, and automated decision-making technologies. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI and machine learning, and automated decision-making technologies where they allege the company has violated privacy and consumer protection laws. If we cannot use AI and machine learning, and automated decision-making technologies or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.
Our ability to continue to develop or use such technologies may be dependent on our access to technology offered by vendors and specific third-party software and infrastructure providers, such as processing hardware or third-party AI models, and we cannot control the quality, availability, or cost of such vendor offerings or third-party software and infrastructure offerings. We face competition from other companies in our industry who use similar machine learning technologies. Failure to offer or deploy new AI or machine learning, or automated decision-making technologies as quickly or effectively as our competitors could adversely affect our business.
In addition, market acceptance and consumer perceptions of AI and machine learning, and automated decision-making technologies are currently fast-evolving and therefore remain uncertain. For example, AI technologies, including generative AI, sometimes create content or information that appears correct but is factually inaccurate or flawed. The use of AI technologies also presents emerging ethical and social issues. If we enable or offer solutions that draw scrutiny or controversy due to their perceived or actual negative impact on our customers, we may experience brand or reputational harm, competitive disadvantages, consumer complaints, legal liability, and other adverse consequences, any of which could materially adversely affect our business, results of operations, and financial condition.
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
To execute our business model, we must attract and retain highly qualified personnel. Competition for executive officers, software engineers, sales personnel, and other key personnel in our industry and in the San Francisco Bay Area, where our headquarters is located, and in other locations where we maintain offices, is intense. The incentives to attract, retain, and motivate employees provided by our equity awards, or by other compensation arrangements, may not be as effective as in the past. Additionally, increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. Employee salaries and benefits expenses have increased as a result of economic growth and increased demand for business services among other wage-inflationary pressures and we cannot assure you that they will not continue to rise. Many of the companies with which we compete for experienced personnel have greater resources than we have. Our recruiting and retention efforts may also be limited by laws and regulations, such as restrictive immigration laws, including changes with respect to H-1B visas, and restrictions on travel imposed by certain governments, as well as delays in processing or a lack of availability of visas. In addition, our past and future restructuring efforts may adversely affect our ability to attract and retain employees. If we do not succeed in attracting excellent personnel or retaining or motivating existing personnel, we may be unable to innovate quickly enough to support our business model or grow effectively.
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
For the nine months ended October 31, 2025, 41% of our revenues were generated from customers outside the United States. We have operations in multiple cities globally. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. In addition, we will face risks in doing business internationally that could adversely affect our business and results of operations, including:
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
There are a number of legislative proposals in the United States, at both the federal and state level, and in the European Union and more globally, that could impose new obligations in areas such as e-commerce, data processing, and other related legislation or liability for copyright infringement by third parties. We cannot yet determine the impact that future laws, regulations, and standards may have on our business. For example, the European Union’s Data Act (the “Data Act”) became fully applicable on September 12, 2025. Among other things, the Data Act will affect customers’ ability to terminate service agreements with us or our competitors. Compliance with the Data Act may require us to adjust contract terms and technical measures for data portability. These changes may impact the duration of customer relationships and result in additional compliance and operational costs, which may affect our business.
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

In addition, companies in the technology industry, have experienced significant price and volume fluctuations that have affected and continue to affect the stock prices of these companies. Stock prices of many companies, including technology companies, have fluctuated in a manner often unrelated to the operating performance of those companies. For example, despite our revenue growing year over year, our stock price has previously experienced significant volatility due to general downturns and increased instability in the equity markets. In the past, companies that have experienced volatility in the trading price for their stock have been subject to securities class action litigation. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business, results of operations, and financial condition.
Our largest stockholder will have the ability to influence the outcome of director elections and other matters requiring stockholder approval.
Dustin Moskovitz, our co-founder, Chair, and former Chief Executive Officer, beneficially owns a significant percentage of our outstanding Class A common stock and Class B common stock, representing a majority of the voting power of our capital stock as of October 31, 2025. Mr. Moskovitz could exert substantial influence over matters requiring approval by our stockholders. This concentration of ownership may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
In June 2024, our board of directors authorized a stock repurchase program of up to $150.0 million of our outstanding Class A common stock. On May 30, 2025, our board of directors amended the Repurchase Program to remove the expiration date of the Repurchase Program and authorized the repurchase of an additional $100.0 million of the Company’s outstanding Class A common stock pursuant to the Repurchase Program. As of October 31, 2025, $97.5 million remained available for future stock repurchases under the Repurchase Program. The Repurchase Program, as amended, has no specified expiration date and will continue until the funds committed to the Repurchase Program are exhausted or such authorization is revoked by our board of directors.
The following table presents our stock repurchase activity under our authorized stock repurchase program for the three months ended October 31, 2025 (in thousands, except for per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Still Be Purchased Under the Plans of Programs
August 1 - August 31	228	$14.00	228	$125,050
September 1 - September 30	662	$13.89	662	$115,853
October 1 - October 31	1,293	$14.22	1,293	$97,463
Total	2,183		2,183
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

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant.	8-K	001-39495	3.1	September 21, 2020
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39495	3.1	December 12, 2023
10.1#	Transition Services Agreement between Anne Raimondi and the Registrant, dated December 1, 2025.	8-K	001-39495	10.1	December 2, 2025
10.2#	Transition Services Agreement between Eleanor Lacey and the Registrant, dated December 1, 2025.	8-K	001-39495	10.2	December 2, 2025
10.3#	Offer Letter between Katie Colendich and the Registrant, dated December 1, 2025.	8-K	001-39495	10.3	December 2, 2025
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2025, has been formatted in Inline XBRL
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

ASANA, INC.

Date: December 2, 2025	By:	/s/ Daniel Rogers
Daniel Rogers
Chief Executive Officer
(Principal Executive Officer)

Date: December 2, 2025	By:	/s/ Sonalee Parekh
Sonalee Parekh
Chief Financial Officer
(Principal Financial Officer)