Form 10-K
period 2026-01-31
Asana, Inc.
filed 2026-03-13
CIK 1477720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 31, 2026
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s shares of Class A common stock held by non-affiliates of the registrant as of July 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.3 billion, based on the closing price reported for such date on the New York Stock Exchange. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.

As of March 9, 2026, the number of shares of the registrant’s Class A common stock outstanding was 162,197,788 and the number of shares of the registrant’s Class B common stock outstanding was 75,890,280.
Documents incorporated by reference:
Portions of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended January 31, 2026.

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
•We, and third parties with whom we work, are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, industry standards, policies and other obligations related to AI, privacy, data protection, and security. Our actual or perceived failure to comply with such obligations (or such failure by the third parties with whom we work) could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
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

PART I
Item 1. Business
Overview
Asana is the system of action for work, built for the Agentic Enterprise. We provide a comprehensive solution where humans and AI agents can collaborate effectively so that individuals work smarter, teams move faster, and organizations deliver results. Over 180,000 paying customers across 200 countries and territories use Asana to connect their work to company goals and orchestrate mission-critical workflows like product launches, employee onboarding, resource planning, tracking company-wide strategic initiatives and more. By combining institutional memory with a governed execution surface, our platform enables organizations to orchestrate work across human and AI team members. This drives clarity, accountability, and impact across the organization from executives and department heads to the team leads, individuals, and agents delivering the work. In Asana, the "Who, What, When, and Why" of work is transparent, ensuring that every action, whether taken by a person or an AI agent, is grounded in real business context and aligned to strategic goals.
Why Asana was Founded
Asana was created because our co-founders experienced firsthand the work coordination challenges faced by large and growing companies. Instead of spending time on high impact work that generates results, employees get stuck in status meetings, lose time trying to use fragmented tools, and struggle to find information and coordinate work across a sprawl of emails, documents, and communication apps.
Our co-founders created Asana to address this work coordination, transparency, and execution problem. They developed a solution that brings cross-functional teams together effectively and created a dynamic record and dependency map of all work across the organization. From the goals at the top to the strategic portfolios in place to achieve those goals, down to the cross-functional projects and individual tasks that support those strategies – Asana captures it all. By building this proprietary map of how work relates, our Work Graph®, Asana provides the essential institutional memory and orchestration layer that allows both human teams and AI agents to work smarter to drive better outcomes, faster.
Our Business Model
Asana is a multi-product company with a hybrid go-to-market approach, combining a product-led model, direct sales and channel partners. Our approach follows a bottom-up and top-down model, where product adoption by individual teams provides the foundational signals for our direct sales team and channel partners to step in and scale strategic enterprise accounts. By combining our self-service engine with investments in our direct sales and channel programs, we meet customers wherever they are in their journey while maximizing account expansion and long-term value.
Many customers initially adopt our platform through product-led channels such as our website and free trials, often quickly expanding through customer support and professional services via the promotion of new use cases. As customers experience the productivity benefits of Asana, our platform becomes critical to tracking and orchestrating work to achieve business objectives faster, which drives further adoption and expansion. This pattern of increasing platform value is evidenced by our dollar-based net retention rate, which generally increases with greater organizational spend.
To further strengthen our enterprise motion, we maintain a partner program which includes a robust ecosystem of value-added resellers, managed service providers, and technology partners across more than 50 countries. These partners have unique expertise, services and products that complement Asana’s portfolio. Our sales program supports partner success via comprehensive education and certification resources and a global partner directory where customers can connect with Asana partners directly for project support or managed services.
The effectiveness of our hybrid go-to-market approach is demonstrated by our strong customer metrics. As of January 31, 2026, our dollar-based net retention rate for Core customers (those spending $5,000 or more annually)

was 97%, representing 25,928 customers. For our largest customers, spending $100,000 or more annually, our dollar-based net retention rate was 96%, comprising 817 customers.
Our Market
Challenges we Solve
Work continues to get harder to manage as organizations try to move faster to accomplish ambitious goals and respond to changing global conditions and market demands. Even as new technologies emerge, employees still spend approximately 55% of their work lives on busywork, rather than strategic, high value projects. This remains a persistent issue because teams are trying to manage critical projects across departments and geographies using a combination of spreadsheets, documents, emails, calls, and meetings. These mechanisms aren’t designed for coordinating work at scale so employees become overwhelmed trying to determine priorities, understand project status, or identify how individual tasks impact goals. Additionally, as companies move from testing AI to deploying it across the entire organization, they face new challenges: AI lacks the business context to be useful, isolated tools require employees to manually bridge the gaps between them, and a lack of oversight makes autonomous work risky and difficult to track. This business problem is uniquely solved by our purpose-built system of action. Asana reduces chaos, risk, and complexity by offering a governed execution platform for all work, where humans and AI agents operate from a shared, living institutional memory. By grounding every action in our proprietary Work Graph®, Asana ensures that the "Who, What, When, and Why" of work is transparent, accountable, and aligned with core business objectives.
The Agentic Enterprise
The challenges of coordinating work are now entering a new and more complex phase. AI is moving from assisting work to executing business-critical workflows, such as drafting campaigns, triaging tickets, and planning product launches. This marks the beginning of the Agentic Enterprise. But execution hasn’t become easier - it’s more fragmented and carries greater risk. While models are more powerful than ever, raw intelligence alone isn’t enough to drive business results. AI agents typically operate in isolation, without understanding how their work connects to team priorities and business goals. As AI velocity increases, this misalignment compounds. Additionally, without clear traceability or governance, organizations have no reliable way to know what AI is doing, why or whether it’s moving the business in the right direction - leaving them exposed to both operational risk and the financial sprawl of unpredictable, ungoverned AI activity.
Our architecture allows organizations to move beyond fragmented activity to collaborative execution in a single, governed space - enabling humans and AI agents to function as a high velocity, coordinated team where every action is visible, traceable, and subject to necessary human oversight and governance.
Our Solution
Asana provides a single, unified platform that creates clarity, accountability, and alignment at every level of an organization. By bringing scattered emails and data, ad-hoc requests, and inconsistent handoffs into one place, we enable individuals, team leads, and executives to visualize every task and workflow, and track progress and risks in real-time. With Asana, organizations can ensure all work across teams and cross-functional projects is moving toward company goals with a clear understanding of who is doing what, by when, and why it matters. This foundation of clarity allows our customers to move beyond manual coordination to automate work and orchestrate their entire tech stack through more than 300 integrations.
Our core work management product is available in a tiered, seat-based model: Personal, Starter, Advanced, Enterprise, and Enterprise+. This platform serves as the essential system of action upon which we offer the following specialized products and architectural differentiators:
Asana Work Graph
Underpinning the entire platform is the Asana Work Graph®, our proprietary data model. Unlike traditional container models that force work into siloed data tables, the Work Graph serves as the institutional memory that allows the entire organization to execute effectively and scale with confidence. It provides a structured map of how all work gets done, capturing the vital relationships and decisions made across all tasks, goals, people, and now, AI agents. By mapping the "Who, What, When, and Why," the Work Graph provides the shared context that is as critical for human collaboration as it is for AI accuracy.
Asana AI Teammates
Building on the context of the Work Graph, we offer AI Teammates, collaborative AI agents that work like real teammates to accelerate outcomes. These agents act as an extension of the team, collaborating and learning from everyone to get work done faster and better without adding headcount. They are designed to handle ambiguous, evolving work that requires iteration and feedback, allowing organizations to guide and govern their execution with confidence.
Asana AI Studio
Asana AI Studio is a complementary product for designing AI workflows to automate routine, structured, and repeatable processes. While AI Teammates manage ambiguous work, AI Studio allows teams to build AI workflows that handle tasks that need to happen the same way every time, such as intake and triage. Together, AI Studio and AI Teammates are designed to scale execution across the platform so teams can focus on high-impact work.
Asana Gov
For organizations with specialized security requirements, we offer Asana Gov, a secure platform designed for government agencies and regulated industries to deliver mission-critical programs. Built to operate in a FedRAMP environment, Asana Gov leverages the platform's core Work Graph to provide a clear, connected view of ownership and progress while meeting strict federal security and compliance standards. Asana has achieved a FedRAMP “In Process” designation at the Moderate level and is listed on the FedRAMP Marketplace.
Platform Extensibility and Views
The Asana platform maintains a robust API that enables developers to build apps and integrate efficiently with hundreds of third-party applications like Microsoft Teams, Slack, Jira, Salesforce, and Adobe Creative Cloud. We have expanded this ecosystem through strategic partnerships with leading foundational model providers, including OpenAI and Anthropic, to power our AI features with state-of-the-art intelligence. These integrations ensure that Asana acts as the central system of action, connecting fragmented tools and models into a single, coordinated workspace.
Target Customers & Use Cases
Asana serves the needs of all workers and organizations. By providing a shared canvas where humans and AI operate with full visibility and context, we enable teams to work as a coordinated and high-velocity unit. With Asana:
•Individuals use Asana to manage every day work and complex, cross-functional projects. While the platform provides humans with the clarity needed to lead their own work, AI agents now act as an execution partner, aware of goals, priorities, and dependencies. This partnership allows individuals to remain in the driver’s seat of their projects while shifting their time away from the "busywork" of status updates and coordination toward judgment, creativity, and high-impact execution.
•Team leads and directors use Asana to orchestrate portfolios and reallocate resources to drive outcomes faster. The platform provides real-time visibility into bottlenecks and constraints and surfaces critical insights while preserving team focus. By integrating AI teammates to automate handoffs and project tracking, leaders can ensure execution remains continuous and high-velocity.
•Executives rely on Asana for a high-level view of strategic alignment across the entire business. The platform provides a governed environment to oversee a blended workforce, ensuring all activity, whether driven by people or agents, is traceable and accountable to strategic objectives.

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
•Drive greater clarity and accountability: Asana drives clarity and accountability by connecting work to company goals. It’s a single source of truth for how work gets done inside organizations, which means everyone stays focused on priorities. They can see progress in real time and make rapid, strategic decisions to ensure goals are achieved quickly and effectively.
•Maximize impact with AI: Asana AI Teammates and AI Studio features increase the velocity of productive work by working alongside knowledge workers to automate manual tasks, provide insights on where to prioritize and adapt workflows to best support the organization's evolving needs. From intake and planning stages through to execution and reporting, AI is embedded in the most critical workflows where teams already work.
•Scale with confidence: The Asana Work Graph enables true enterprise scalability, supporting deployments of over 500,000 users while maintaining robust security, governance, and control. Organizations and their leaders, from end users to IT professionals and chief information officers, choose Asana for its category-leading net promoter score and cross-functional capabilities.
Customer Value Delivery
Our platform delivers differentiated value across each of our primary use cases:
Project and Process Management: Our platform forms the foundation for teams to create time-bound project plans or customized, repeatable processes while maintaining organizational consistency through templates and rules. Teams benefit from Gantt-chart functionality with automated dependency management, while forms streamline work intake with intelligent routing. AI Teammates accelerate these workflows by moving beyond drafting plans to actively driving execution, triaging intake, automating handoffs, and managing dependencies in real-time. Grounded in the Work Graph®, AI proactively identifies bottlenecks and actions routine coordination, ensuring work follows organizational best practices without manual follow-up.
Goals and Business Reporting: Asana provides unprecedented visibility into organizational progress through our native goals feature, which automatically tracks progress as underlying work is completed. Teams can create custom reports to track key metrics across any set of portfolios, projects or processes. By acting as a proactive execution partner, AI enriches this reporting with predictive insights and synthesizes complex data from multiple sources into actionable status updates. This ensures stakeholders are informed of risks early, allowing human leaders to focus on strategic judgment rather than manual data reconciliation.

Resource Management: Our workload view offers a comprehensive solution for managing team capacity and task distribution, complemented by capacity planning tools that optimize staffing across projects. Advanced permission controls ensure sensitive resource data remains secure, while time tracking integration capabilities provide granular insights into effort allocation. In a blended workforce, AI augments these capabilities by analyzing the combined capacity of people and agents to optimize staffing. AI Teammates can suggest optimal assignments based on historical performance and current workload, identifying conflicts before they impact project timelines and helping to prevent human burnout.
Strategic Planning and Portfolio Management: Asana unifies strategic planning by aggregating projects, goals, and resources in a single view. Custom workflows facilitate project intake and prioritization, while cross-portfolio reporting provides comprehensive insights into organizational initiatives. AI serves as a strategic partner by analyzing portfolio performance and identifying opportunities for cross-team collaboration. By mapping execution back to strategic objectives, all autonomous activity is traceable and aligned, allowing leaders to evaluate trade-offs and scale mission-critical programs with confidence.
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
Our security program considers the American Institute of Certified Public Accountants Trust Services Criteria for Security, Availability, and Confidentiality as well as the ISO 27001:2013 standards for the systems that process the data our customers store in Asana. We issue a SOC 2 Type II report on an annual basis and are certified against ISO 27001:2013, and ISO 27017:2015. This means that independent third parties have both validated our processes and practices with respect to these standards, and confirmed our ability to maintain compliance with controls we have implemented.
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
Data Protection and Privacy for Our Customers
We are committed to protecting the privacy rights of our customers. We have established a comprehensive privacy and data protection compliance program, aligning our practices with regulations such as the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”) and the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, “CCPA”). Asana also aligns its privacy program for the systems that process the data our customers store in Asana to privacy certifications such as ISO/IEC 27701:2019 and ISO 27018:2019. We deliver periodic training to our employees on privacy practices, review and map the data we collect, use, and share, and have created a global customer rights program to reply to customer requests pertaining to data privacy. Additionally, Enterprise customers can purchase a version of Asana that can be used to comply with their obligations under the U.S. Health Insurance Portability and Accountability Act. We strive to be transparent about our privacy and data protection practices. Law and regulatory guidance continues to evolve when it comes to privacy and data protection. As data protection authorities and regulators interpret and issue guidance on the EU GDPR, along with other new and existing privacy, data protection, and security laws around the world, we will continue to follow developments and enhance our privacy program as needed.
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
We define a paying customer as a customer on a paid subscription plan. As of January 31, 2026, we had over 180,000 paying customers globally. Of those paying customers, 25,928 were Core customers, and 817 of those paying customers spent $100,000 or more with us on an annualized basis.
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

Product-led Model
To demonstrate the value of our platform, we provide free trials of our Asana Advanced tier alongside our free Personal tier for teams of up to two people. This product-led approach allows individuals and teams to experience firsthand how Asana serves as a foundation for clarity and a governed environment for human and AI workers. As users realize the benefits of a platform that is grounded in their business DNA, Asana becomes an integral system of action critical to achieving their strategic objectives.
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
Marketing
We market our platform through owned properties, such as our website, first-party events like the Work Innovation global event series, third-party events, social media channels, media coverage, paid acquisition, and word of mouth to promote discovery and adoption. Every month millions of people visit asana.com, and hundreds of thousands of people register to try our platform and products. Our customers also have the ability to invite external parties to collaborate on specific Asana projects, which supports viral adoption of our platform.
We offer on-demand education available in-product and online, and via live learning courses as well as robust customer support available in six languages. We also offer our customers the option to partner with a list of managed service providers, consulting firms, and system integrators to help customize their account, onboard teams and run onsite training.
Our global Asana community connects over 900,000 users to Asana and each other online and offline, and creates champions to help spread the word about Asana. Through the community, Asana users can become Ambassadors to deepen their Asana knowledge and inspire their teams, connect with peers in the online Forum, and attend in-person and online Asana on Tour community events to improve their Asana expertise.
Our Mission and Culture
Asana’s mission is to help humanity thrive by enabling the world’s teams to work together effortlessly. We believe that achieving this mission requires more than just intelligence; it requires a foundation of clarity and a culture of extreme ownership.
Our Operating Principles
Our daily work is guided by principles that ensure we remain a high-velocity, aligned organization:
•Know Your Customer: We ground every solution in direct validation of customer needs, identifying the "sweet spot" of their problems rather than building on assumptions.
•Cut to the Core: We unravel complex challenges by synthesizing the nuance and leading with the answer first to drive rapid decision-making.

•Get to Beta: We ship functional, "lovable" versions of our solutions quickly, using real-world iteration to evolve them into mission-critical tools.
•Solve it Together: We break down silos by involving the right perspectives at the right time, ensuring the best outcomes through collective influence.
•Act Like You Own It: We take extreme ownership of our craft and resources, stepping in to fix broken processes even when they fall outside our strict job descriptions.
•Start with Heart: We approach every interaction with empathy and a desire to understand, balancing direct candor with genuine care for our colleagues.
We are our own most demanding customers, using our own platform to ensure that every individual, from the front lines to the executive suite, has total clarity and connection to our business goals.
We also view ourselves as an AI-first company. AI is not an add-on, but a primary lens through which we optimize our own operations. We use our own agentic capabilities to accelerate internal velocity, ensuring that our human teams are free to focus on the strategic judgment only they can provide. By living our mission within our own platform, we demonstrate how a blended workforce of humans and AI can operate as a coordinated unit, traceable, aligned, and governed by design. This commitment to our own principles is what allows us to help our customers navigate their own evolution toward a more effortless way of working.
Research and Development
Key to our success is the time, attention, and investment we place on continued innovation in our platform. We continue to invest in expanding our product offerings and enhancing the features and functionality of our platform, particularly in the areas of AI, integrations, automation, functional workflows, security, and organization-wide use cases. We leverage the breadth of our customer base, and the diverse ways in which they use our platform, to recognize their needs quickly and guide future product development and innovation. Further, we ourselves are users, all of our employees are committed to using Asana internally, every day, ensuring our entire organization is in touch with the platform’s capabilities and can rapidly identify improvements and test emerging features. Our research and development team is responsible for the design, development, testing, and delivery of solutions for our platform.
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
•The Asana Work Graph, our unique and differentiated data model;
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
As of January 31, 2026, we had been granted 120 U.S. patents, had 75 U.S. patent applications pending, and eight notices of allowance. Our issued patents expire between January 2031 and August 2044. We have not applied for patents in foreign jurisdictions. We continually review our development efforts to assess the existence and patentability of new intellectual property. We pursue the registration of our domain names, trademarks, and service marks in the United States and in certain locations outside the United States.
Human Capital Management
We aim to be the change we want to see in the workplace. This strategy makes us a better company and contributes to the type of culture we want to work in: one of high impact and deep belonging.
We firmly believe that a strong and positive culture is the foundation for driving exceptional business results. As of January 31, 2026, our Glassdoor overall score sat at 4.1 out of 5.0. In our most recent global employee engagement survey, 68% of our employees indicated they would recommend Asana as a great place to work, 71% were proud to work for Asana, and 82% had a favorable rating of their manager. During 2025, we were recognized with the following awards that highlight our unwavering dedication to co-creating an environment where our employees thrive and, ultimately, drive the growth and success of our customers.
•     Newsweek - America’s Greatest Workplaces by State (California);
•     Newsweek - America’s Greatest Workplaces in Tech;
•     Forbes - America’s Best Employers for Company Culture; and
•     Forbes - America’s Best Midsize Employers.
Asana employed 1,767 people as of January 31, 2026, of which approximately 64% were located in the United States and approximately 36% were located internationally.
Compensation and Benefits
We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We provide our employees with competitive cash compensation, opportunities for equity ownership at all levels of the organization, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives, including health care, retirement savings vehicles, and paid time off. Our compensation programs are designed to align employee interests with the long-term success of the company and to foster cross-business collaboration. In conjunction with our annual compensation review program, we run a regression-based analysis of our pay equity globally with the assistance of a third-party firm to ensure that we are promoting and retaining the best talent. As part of our promotion and retention efforts, we also invest in ongoing leadership development through programs such as our Leading at Asana training program for new managers, and encourage all employees to utilize an annual career growth budget to pursue development opportunities in alignment with their career goals. In addition, we regularly conduct employee surveys to gauge employee engagement and identify areas of focus.
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
We announce material information to the public using SEC filings, press releases, public conference calls, and on the investor relations page of our website at https://investors.asana.com. We use these channels, as well as social media, our LinkedIn page (www.linkedin.com/company/asana), our Instagram account (@asana), our Facebook page (www.facebook.com/asana/), and Threads profile (@asana), to communicate with investors and the public about our company, our products and services and other matters. Therefore, we encourage investors, the media and others interested in our company to review the information we make public in these locations, as such information could be deemed to be material information. Information on or that can be accessed through our websites or these social media channels is not part of this Annual Report on Form 10-K, and the inclusion of our website addresses and social media channels are inactive textual references only.
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
We have incurred net losses in each fiscal year since our founding. We generated net losses of $189.0 million and $255.5 million for the fiscal years ended January 31, 2026 and January 31, 2025, respectively. As of January 31, 2026, we had an accumulated deficit of $2,149.7 million. We do not expect to be profitable in the near future, and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. These losses reflect, among other things, the significant investments we made to develop and commercialize our platform, serve our existing customers, and broaden our customer base.
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
Our quarterly and annual results may fluctuate significantly and may not meet our expectations or those of investors or securities analysts.
Our quarterly and annual results of operations, including the levels of our revenues, deferred revenue, working capital, and cash flows, may vary significantly in the future, such that period-to-period comparisons of our results of operations may not be meaningful. Our quarterly and annual financial results may fluctuate due to a variety of factors, many of which are outside of our control and may be difficult to predict, including, but not limited to:
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
Any one or more of the factors above may result in significant fluctuations in our quarterly and annual results of operations, which may negatively impact the trading price of our Class A common stock. You should not rely on our past results as an indicator of our future performance.
The variability and unpredictability of our quarterly and annual results of operations or other operating metrics could result in our failure to meet our expectations or those of investors or analysts with respect to revenues or other metrics for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the trading price of our Class A common stock would fall, and we would face costly litigation, including securities class action lawsuits.
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
Our flagship product, the Asana collaborative work management platform, currently accounts for substantially all of our revenue through seat-based licenses. Additionally, the revenue derived from our add-on products and products or services we may launch in the future, may be dependent on licenses to our core work management platform. As such, the continued growth in market demand for and market acceptance, including international market acceptance, of our platform is critical to our continued success. Demand for our platform is affected by a number of factors, some of which are beyond our control, such as the rate of market adoption of work management solutions; the timing of development and release of competing new products; the development and acceptance of new features, integrations, and capabilities for our platform, including features, integrations, or capabilities that utilize AI; price, product, and service changes by us or our competitors; technological changes and developments within the markets we serve; growth, contraction, and rapid evolution of our market; and general economic conditions and trends including a downturn or recession, inflation, tariffs and changes in trade agreements, and fluctuating interest rates. If we are unable to continue to meet the demands of individuals, teams, and organizations or trends in preferences for work management solutions or to achieve more widespread market acceptance of our platform, our business, results of operations, and financial condition would be harmed. Changes in preferences of our current or potential customers may have a disproportionately greater impact on us than if we offered products that were independent from licenses to our core work management platform. In addition, some current and potential customers, particularly larger organizations, may develop or acquire their own tools or continue to rely on traditional tools and software for their work management solutions, which would reduce or eliminate their demand for our platform. If demand for our platform declines for any of these or other reasons, our business, results of operations, and financial condition would be adversely affected.
If the market for work management solutions develops more slowly than we expect or declines, our business would be adversely affected.
It is uncertain whether work management solutions will achieve and sustain high levels of customer demand and market acceptance given the relatively early stage of development of this market. Our success will depend to a substantial extent on the widespread adoption of work management solutions generally. Individuals and organizations may be reluctant or unwilling to migrate to work management solutions from spreadsheets, email, messaging, and legacy project management tools. It is difficult to predict adoption rates and demand for our platform, the future growth rate and size of the market for work management solutions, or the entry of competitive offerings. The expansion of the work management solutions market depends on a number of factors, including the cost, performance, and perceived value associated with work management solutions. If work management solutions do not achieve widespread adoption, or there is a reduction in demand for work management solutions caused by a lack of customer acceptance, technological challenges, weakening economic conditions, privacy, data protection, or security concerns, competing technologies and products, decreases in corporate spending, or otherwise, it could result in decreased revenues, and our business, results of operations, and financial condition would be adversely affected.
Additionally, while we believe that developing and deploying additional AI features on our platform will lead to increased demand for our offerings, this demand may not materialize as expected or may take longer than anticipated. Developments in AI technology may also change how work is performed or how software tools are used, which could reduce demand for certain work management capabilities or require us to adapt our platform and business model.
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
The work management solutions market is rapidly evolving and highly competitive, with relatively low barriers to entry, and in the future there will likely be an increasing number of similar or alternative solutions offered by additional competitors. In addition, some of our customers and potential customers may elect to develop their own internal applications for their work management needs. Developments in AI-enabled software development tools may reduce the research and development costs associated with building work management solutions which may lead to additional competitors in the work management solutions market or enable our customers and potential customers to develop their own internal work management solutions. Additionally, companies we do not currently consider to be competitors may enter the market, through acquisitions or through innovation and expansion of their existing solutions, to compete with us either directly or indirectly. Further, our potential and existing competitors may make acquisitions or enter into strategic relationships and rapidly acquire significant market share due to a larger customer base, superior product offering, more effective sales and marketing operations, or greater financial, technical, and other resources.
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
Our platform integrates generative AI and machine learning technologies. The rapid evolution of AI machine learning and automated decision-making technologies require dedicated resources to develop, test, and maintain our product offerings and to help responsibly integrate such technologies into certain features to minimize unintended or harmful impacts to our customers. Uncertainty around new and emerging AI, machine learning, and automated decision-making technologies may require additional investment in the development of proprietary datasets, machine learning models, and systems to test for accuracy, bias, and other variables, which are often complex, may be costly, and could impact our profit margin as we expand the use of AI and machine learning technologies in our products. There are significant risks involved in developing, maintaining, and deploying these technologies internally and/or to customers and there can be no assurance that such technologies will enhance our products or benefit our customers or business.
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
Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may apply to certain AI and machine learning technologies. These obligations may make it harder for us to conduct our business using AI and machine learning, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI and machine learning technologies, or prevent or limit the use of AI, machine learning, and automated decision-making technologies. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI and machine learning, and automated decision-making technologies where they allege the company has violated privacy and consumer protection laws. If we cannot use AI and machine learning technologies or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.
Our ability to continue to develop or use such technologies may be dependent on our access to technology offered by vendors and specific third-party software and infrastructure providers, such as processing hardware or third-party AI models, and we cannot control the quality, availability, or cost of such vendor offerings or third-party software and infrastructure offerings. We face competition from other companies in our industry who use similar machine learning technologies. Failure to offer or deploy new AI or machine learning as quickly or effectively as our competitors could adversely affect our business.
In addition, market acceptance and consumer perceptions of AI and machine learning technologies is currently fast-evolving and therefore remain uncertain. For example, AI technologies, including generative AI, sometimes create content or information that appears correct but is factually inaccurate or flawed. The use of AI technologies also presents emerging ethical and social issues. If we enable or offer solutions that draw scrutiny or controversy due to their perceived or actual negative impact on our customers, we may experience brand or reputational harm, competitive disadvantages, consumer complaints, legal liability, and other adverse consequences, any of which could materially adversely affect our business, results of operations, and financial condition.
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
Our success depends in part on our ability to attract users through unpaid Internet search results on traditional web search engines such as Google. The number of users we attract to our website from search engines is due in large part to how and where our website ranks in unpaid search results. These rankings can be affected by a number of factors, many of which are not in our direct control, and they may change frequently. For example, a search engine may change its ranking algorithms, methodologies, or design layouts. As a result, links to our website may not be prominent enough to drive traffic to our website, and we may not know how or otherwise be in a position to influence the results. Additionally, the introduction and acceptance of AI-assisted technologies has impacted traditional search engine user discovery of our products, particularly by small and midsize businesses. If we are unable to maintain or improve our visibility, our ability to attract users through unpaid channels may decline. Any reduction in the number of users directed to our website could reduce our revenues or require us to increase our sales and marketing expenditures.
Sales to customers outside the United States and our international operations expose us to risks inherent in international sales and operations.
For the fiscal year ended January 31, 2026, 40.8% of our revenues were generated from customers outside the United States. We have operations in multiple cities globally. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. In addition, we will face risks in doing business internationally that could adversely affect our business and results of operations, including:
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

In addition, global armed conflicts, such as those in the Middle East, have created potential global security concerns that could impact our global operations, the operations of our vendors and partners, including our third-party data center providers, and the operations of our customers in affected regions. These security concerns could also impact regional and global economies, either of which could adversely affect our business.
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
•as a U.S. government contractor, we and the third parties we rely upon, including providers of software or systems we incorporate into our products, may be subject to Executive Orders, agency designations, and regulatory changes affecting various aspects of our operations, including compliance with nondiscrimination plans, supply‑chain risk designations, or other regulatory requirements, and any changes we may implement in order to comply with such regulatory requirements could pose challenges to our operations, while failure to comply with these requirements could expose us to administrative, civil, or criminal liabilities, including fines, penalties, repayments or suspension or debarment from eligibility for future U.S. government contracts; and

•demand and payment for our products from government or other customers may be influenced, among other things, by public sector budgetary cycles and funding authorizations, with funding reductions or delays having an adverse impact on customer demand for our products.
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
Our future success and competitive position depend in part upon our ability to obtain or maintain certain intellectual property used in our platform. While we have been issued patents for certain aspects of our intellectual property in the United States and have additional patent applications pending in the United States, we have not applied for patent protection in foreign jurisdictions, and may be unable to obtain patent protection for the technology covered in our patent applications. In addition, we cannot ensure that any of the patent applications will be approved or that the claims allowed on any issued patents will be sufficiently broad to protect our technology or platform and provide us with competitive advantages. Furthermore, any issued patents may be challenged, invalidated, or circumvented by third parties.
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
Domestic privacy, data protection, security, and consumer protection legislation are also becoming increasingly common in the United States. For example, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal information such as the right to access, correct, or delete certain personal information, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal information, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the CCPA requires companies that process information of consumers, business representatives, and employees who are California residents to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain individual privacy rights. The CCPA provides for fines for intentional violations and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in other states and at the federal and local levels, and we expect more states to pass similar laws in the future. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging, and increase legal risk and compliance costs for us and the third parties with whom we work.
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
While we have implemented controls designed to promote and achieve compliance with applicable Trade Controls, in the past we may have inadvertently provided certain services to some customers in apparent violation of U.S. sanctions laws and exported software and source code prior to submitting required filings and obtaining authorization from BIS regarding exports of our software, which may be subject to enforcement action by BIS or OFAC.
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
Finally, changes in our platform or future changes in Trade Controls, such as those we have seen issued by the United States and other governments in response to global armed conflicts, could result in our inability to provide our platform to certain customers or decreased use of our platform by existing or potential customers with international operations. For example, on June 12, 2024, OFAC issued a determination imposing new restrictions on the export, reexport, sale, or supply of IT support and cloud-based services for enterprise management software and design and manufacturing software to persons located in Russia, which went into effect on September 12, 2024. We continue to evaluate these Trade Controls sanctions and their potential applicability to our products and services; however, we are unable to quantitatively estimate any impacts to our business at this time. Any decreased use of our platform or mobile application or increased limitations on our ability to export or sell our platform and mobile application would adversely affect our business, results of operations, and financial condition.

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
On November 7, 2022, we entered into an agreement with several banks and other financial institutions or entities for which Silicon Valley Bank (“SVB”) acted as issuing lender, administrative agent and collateral agent, under which we may incur loans in an aggregate principal amount not to exceed $150 million, consisting of a term loan facility in an aggregate principal amount equal to $50 million and a revolving loan facility in an aggregate principal amount of up to $100 million, including a $30 million letter of credit sub-facility (collectively and as amended on April 13, 2023, June 18, 2024, November 18, 2024, May 29, 2025, and February 26, 2026, the “November 2022 Senior Secured Credit Facility”). On March 27, 2023, First Citizens BancShares, Inc. (“First Citizens”) announced that it had entered into an agreement to purchase assets and liabilities of SVB, inclusive of our November 2022 Senior Secured Credit Facility. We continue to have the ability to make additional borrowings under the November 2022 Senior Secured Credit Facility which is now held by SVB as a division of First Citizens.
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
Dustin Moskovitz, our co-founder, Chair, and former Chief Executive Officer, beneficially owns a significant percentage of our outstanding Class A common stock and Class B common stock, representing a majority of the voting power of our capital stock as of January 31, 2026. Mr. Moskovitz could exert substantial influence over matters requiring approval by our stockholders. This concentration of ownership may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
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
In June 2024, our board of directors authorized a stock repurchase program of up to $150 million of our outstanding Class A common stock. On May 30, 2025, our board of directors authorized the repurchase of an additional $100 million of the Company’s outstanding Class A common stock and removed the fixed duration of the program. On February 27, 2026, our board of directors authorized the repurchase of an additional $160 million of the Company’s outstanding Class A common stock. Repurchases are made on the open market, including via pre-set trading plans, in accordance with applicable securities laws. The program does not obligate us to acquire any particular amount of Class A common stock, and the repurchase program may be suspended or discontinued at any time at our discretion. Although the program has been approved, there is no obligation for the Company to repurchase any specific dollar amount of stock.

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
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could harm our business. In particular, health crises and international conflicts, including the reactions of governments, markets, and the general public, may result in a number of adverse consequences for our business, operations, and results of operations, both worldwide and in our offices in affected regions, many of which are beyond our control.
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
Governance
The Audit Committee of our board of directors is responsible for assisting the Board in overseeing the Company’s risk assessment and risk management processes, including risks related to cybersecurity and data privacy. Our Head of Security, who reports to our Chief Technology Officer and works with other members of management, manages the Company’s cybersecurity program. Our Head of Security holds a master’s degree in computer engineering from the Rochester Institute of Technology and has over 15 years of cybersecurity experience. Our Chief Technology Officer holds a master’s degree in electrical engineering from Binghamton University, a bachelors of technology in electronics & communications engineering from the Indian Institute of Technology, and has over two decades of leadership experience at technology companies overseeing key engineering functions. Our Head of Security provides regular updates to the Audit Committee and the Board on cybersecurity risks faced by the Company and the Company’s processes for risk identification, assessment, and management.
Our management team is involved in assessing and managing the Company’s material risks from cybersecurity threats, including by hiring appropriate personnel, considering cybersecurity risk in our enterprise risk management strategy, helping prepare for cybersecurity incidents, and participating in the cybersecurity incident response and remediation process for incidents escalated to it including determining materiality. Our management that is involved in these processes includes our Head of Security, Head of Global Privacy, Chief Technology Officer, Chief Information Officer, Chief Financial Officer, General Counsel, and Chief Marketing Officer. Management also escalates, as appropriate, reports relating to cybersecurity incidents or threats to the Audit Committee.
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
Holders of Record
As of March 1, 2026, we had 115 holders of record of our Class A common stock and 13 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held in street name by brokers and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these holders of record.
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
The following graph compares (i) the cumulative total stockholder return on our Class A common stock from January 31, 2021 through January 31, 2026 with (ii) the cumulative total return of the Standard & Poor's (S&P) 500 Index and the Standard & Poor’s Information Technology Index over the same period, assuming the investment of $100 in our Class A common stock and in both of the other indices on January 31, 2021 and the reinvestment of dividends. The graph uses the closing market price on January 31, 2021 of $35.37 per share as the initial value of our Class A common stock. As discussed above, we have never declared or paid a cash dividend on our Class A common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

Stock Performance Graph
$300.00
$200.00
$100.00
$—
01/31/2021
01/31/2022
01/31/2023
01/31/2024
01/31/2025
01/31/2026
Asana, Inc.
S&P 500 Index
S&P 500 Information Technology Index

Unregistered Sales of Equity Securities
None.
Issuer Purchase of Equity Securities
The following table presents our stock repurchase activity under our authorized stock repurchase program for the three months ended January 31, 2026 (in thousands, except for per share data):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans of Programs(3)
November 1 - November 30	1,229	$12.69	1,229	$81,863
December 1 - December 31	1,523	$14.18	1,523	$60,274
January 1 - January 31	1,798	$11.59	1,798	$39,441
Total	4,550		4,550
__________________
(1)All of the shares purchased during the quarter ended January 31, 2026 were acquired pursuant to our publicly announced stock repurchase program described in footnote 3 below.
(2)The average price paid per share is net of brokerage commissions.
(3)In June 2024, our board of directors authorized a stock repurchase program of up to $150 million of our outstanding Class A common stock. On May 30, 2025, our board of directors amended the Repurchase Program to remove the expiration date of the Repurchase Program and authorized the repurchase of an additional $100.0 million of the Company’s outstanding Class A common stock pursuant to the Repurchase Program. On February 27, 2026, our board of directors amended the Repurchase Program to authorize the repurchase of an additional $160.0 million of the Company’s outstanding Class A common stock pursuant to the Repurchase Program. As of January 31, 2026, $39.4

million remained available for future repurchases under the Repurchase Program, and following the February 27, 2026 amendment, the Company now has a total of $199.4 million available for future repurchases under the Repurchase Program. The Repurchase Program, as amended, has no specified expiration date and will continue until the funds committed to the Repurchase Program are exhausted or such authorization is revoked by our board of directors.

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
Overview
Asana is the system of action for work, built for the Agentic Enterprise. We provide a comprehensive solution where humans and AI agents can collaborate effectively so that individuals work smarter, teams move faster, and organizations deliver results. Over 180,000 paying customers across 200 countries and territories use Asana to connect their work to company goals and orchestrate mission critical workflows like product launches, employee onboarding, resource planning, tracking company-wide strategic initiatives and more. By combining institutional memory with a governed execution surface, our platform enables organizations to orchestrate work across human and AI team members. This drives clarity, accountability, and impact across the organization from executives and department heads to the team leads, individuals, and agents delivering the work. In Asana, the "Who, What, When, and Why" of work is transparent, ensuring that every action, whether taken by a person or an AI agent, is grounded in real business context and aligned to strategic goals.
We offer complementary products within the Asana platform to meet the needs of diverse organizations:
•our core work management product, available in a tiered, seat-based model;
•AI Teammates, collaborative AI agents that work like real teammates to accelerate outcomes, which operates on a consumption basis; and
•Asana AI Studio, a no-code builder that lets teams build and embed AI into workflows, also on a consumption basis.
We employ a hybrid go-to-market approach, combining a product-led model, direct sales and channel partners..
We have experienced significant growth in recent periods. Our revenues were $790.8 million, $723.9 million, and $652.5 million for fiscal 2026, fiscal 2025, and fiscal 2024, respectively, representing growth of 9% and 11% for fiscal 2026 and fiscal 2025, respectively. As of January 31, 2026, we had 1,767 employees, representing a decrease of 3% since January 31, 2025. We had a net loss of $189.0 million, $255.5 million, and $257.0 million for fiscal 2026, fiscal 2025, and fiscal 2024, respectively.
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
As of January 31, 2026, we had 25,928 Core customers contributing approximately 73% of revenues for the fiscal year then ended. As of January 31, 2025, we had 24,062 Core customers who contributed approximately 72% of revenues for the fiscal year then ended.
As of January 31, 2026 and 2025, we had 817 and 726 customers spending over $100,000, on an annualized basis, respectively.
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
As of January 31, 2026 and 2025, our dollar-based net retention rate was 96%.
As of January 31, 2026 and 2025, our dollar-based net retention rate for our Core customers was 97%. Our dollar-based net retention rate for customers spending over $100,000 on an annualized basis for the same periods was 96%.
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

Additionally, the introduction and acceptance of AI-assisted technologies has impacted traditional search engine user discovery of our products, particularly by small and midsize businesses. While we have aligned our product-led growth initiatives to this new environment and seen modest quarter-over-quarter traffic recovery from these customers as well as improvements in web conversion and retention, we expect these shifting dynamics to continue to impact us throughout fiscal year 2027.
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
Cost of Revenues
Cost of revenues consists primarily of the cost of providing our platform to free users and paying customers and is comprised of third-party hosting fees, personnel-related expenses for our operations and support personnel including allocated overhead costs for facilities and shared IT-related expenses, third-party implementation services partner fees, infrastructure and application performance monitoring costs, credit card processing fees, and amortization of our capitalized internal-use software costs.
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
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses for our finance, human resources, information technology, and legal organizations, and for certain of our executives. These expenses also include non-personnel costs, such as outside legal, accounting, and other professional fees, software subscriptions and expensed computer equipment, certain tax, license, and insurance-related expenses, impairment charges, and allocated overhead costs.
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
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business. To date, we have not recorded a material provision for income taxes for any of the periods presented other than for foreign income tax. In the United States, we have recorded deferred tax assets for which we provide a full valuation allowance, which primarily include net operating loss carryforwards and research and development tax credit carryforwards. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not the deferred tax assets will not be realized based on our history of losses.

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Year Ended January 31,
	2026	2025	2024
	(in thousands)
Revenues	$790,806	$723,876	$652,504
Cost of revenues (1)	86,759	77,193	64,524
Gross profit	704,047	646,683	587,980
Operating expenses:
Research and development (1)	301,496	341,467	324,688
Sales and marketing (1)	406,952	419,950	391,955
General and administrative (1)	192,930	152,001	141,334
Total operating expenses	901,378	913,418	857,977
Loss from operations	(197,331)	(266,735)	(269,997)
Interest income and other income (expense), net	16,312	19,647	20,624
Interest expense	(3,148)	(3,683)	(3,952)
Loss before provision for income taxes	(184,167)	(250,771)	(253,325)
Provision for income taxes	4,857	4,765	3,705
Net loss	$(189,024)	$(255,536)	$(257,030)
__________________
(1)Amounts include stock-based compensation expense as follows:

	Year Ended January 31,
	2026	2025	2024
	(in thousands)
Cost of revenues	$1,803	$1,387	$1,549
Research and development	106,174	115,953	112,619
Sales and marketing	58,089	64,320	59,217
General and administrative	48,777	29,611	29,033
Total stock-based compensation expense	$214,843	$211,271	$202,418

The following table sets forth the components of our statements of operations data, for each of the periods presented, as a percentage of revenues.

	Year Ended January 31,
	2026	2025	2024
	(percent of revenues)
Revenues	100%	100%	100%
Cost of revenues	11	11	10
Gross margin	89	89	90
Operating expenses:
Research and development	38	47	50
Sales and marketing	51	58	60
General and administrative	24	21	22
Total operating expenses	114	126	131
Loss from operations	(25)	(37)	(41)
Interest income and other income (expense), net	2	3	3
Interest expense	*	*	*
Loss before provision for income taxes	(23)	(35)	(39)
Provision for income taxes	*	*	*
Net loss	(24)%	(35)%	(39)%
________________
* Less than 1%.
Note: Certain figures may not sum due to rounding.
Comparison of the Fiscal Years Ended January 31, 2026 and 2025
Revenues

	Year Ended January 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Revenues	$790,806	$723,876	$66,930	9%
Revenues increased $66.9 million, or 9%, during fiscal 2026 compared to fiscal 2025. The increase in revenues was primarily due to the addition of new paying customers and a continued shift in our sales mix toward our Enterprise+ subscription plan.
Cost of Revenues

	Year Ended January 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Cost of revenues	$86,759	$77,193	$9,566	12%
Cost of revenues increased $9.6 million, or 12%, during fiscal 2026 compared to fiscal 2025. The increase was primarily due to an increase of $3.4 million in amortization of capitalized software development costs, an increase of $3.4 million in personnel-related costs, and an increase of $2.4 million in professional services related costs.

Operating Expenses

	Year Ended January 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Research and development	$301,496	$341,467	$(39,971)	(12)%
Sales and marketing	406,952	419,950	(12,998)	(3)%
General and administrative	192,930	152,001	40,929	27%
Total operating expenses	$901,378	$913,418	$(12,040)	(1)%
Research and Development
Research and development expenses decreased $40.0 million, or 12%, during fiscal 2026 compared to fiscal 2025. The decrease was primarily due to a decrease of $32.9 million in personnel-related expenses, an increase of $5.4 million in capitalized internal-use software due to investments in AI initiatives, a decrease of $2.6 million in allocated overhead costs, partially offset by an increase of $1.3 million in subscription and software related expenses.
Sales and Marketing
Sales and marketing expenses decreased $13.0 million, or 3%, during fiscal 2026 compared to fiscal 2025. The decrease was primarily due to a decrease of $13.7 million in personnel-related costs, a decrease of $2.6 million in fees to marketing vendors, a decrease of $0.6 million in professional fees, partially offset by $4.2 million increase in commissions.
General and Administrative
General and administrative expenses increased $40.9 million, or 27%, during fiscal 2026 compared to fiscal 2025. The increase was primarily due to an increase of $24.0 million in impairment charges related to subleased office space, an increase of $16.5 million in personnel-related costs, an increase of $1.8 million in tax contingencies, partially offset by a decrease of $1.4 million in provision for credit losses and a decrease of $0.6 million in insurance.
Interest Income, Interest Expense, and Other Income (Expense), Net

	Year Ended January 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Interest income and other income (expense), net	$16,312	$19,647	$(3,335)	(17)%
Interest expense	$(3,148)	$(3,683)	$535	15%
Interest income and other income (expense), net decreased $3.3 million during fiscal 2026 compared to fiscal 2025 due primarily to a decrease in interest income from our investments in marketable securities. Interest expense decreased $0.5 million during fiscal 2026 compared to fiscal 2025 primarily due to a decrease in interest rates.
Comparison of the Fiscal Years Ended January 31, 2025 and 2024
For a comparison of our results of operations for the fiscal years ended January 31, 2025 and 2024, see Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed with the SEC on March 18, 2025.
Non-GAAP Financial Measures
The following tables present certain non-GAAP financial measures for each period presented below. In addition to our results determined in accordance with GAAP, we believe these non-GAAP financial measures are useful in evaluating our operating performance. See below for a description of the non-GAAP financial measures and their limitations as an analytical tool.

	Year Ended January 31,
	2026	2025	2024
	(in thousands)
Non-GAAP income (loss) from operations	$56,655	$(40,787)	$(58,099)
Non-GAAP net income (loss)	$64,962	$(29,588)	$(45,132)
Free cash flow	$76,982	$2,643	$(31,092)
Adjusted free cash flow	$84,475	$2,643	$(30,385)
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

The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.
Non-GAAP Income (Loss) From Operations

	Year Ended January 31,
	2026	2025	2024
	(in thousands)
Loss from operations	$(197,331)	$(266,735)	$(269,997)
Add:
Stock-based compensation and related employer payroll tax associated with RSUs	219,703	214,689	207,036
Impairment of long-lived assets	30,716	6,785	5,009
Adjustment for: restructuring costs (benefit) (1)	3,567	4,474	(147)
Non-GAAP income (loss) from operations	$56,655	$(40,787)	$(58,099)
Non-GAAP Net Income (Loss)

	Year Ended January 31,
	2026	2025	2024
	(in thousands)
Net loss	$(189,024)	$(255,536)	$(257,030)
Add:
Stock-based compensation and related employer payroll tax associated with RSUs	219,703	214,689	207,036
Impairment of long-lived assets	30,716	6,785	5,009
Adjustment for: restructuring costs (benefit) (1)	3,567	4,474	(147)
Non-GAAP net income (loss)	$64,962	$(29,588)	$(45,132)
__________________
(1)Restructuring costs for the fiscal year ended January 31, 2026 were composed of severance and related charges of $3.9 million and stock-based compensation benefit of $0.3 million. Restructuring costs for the fiscal year ended January 31, 2025 were composed of severance and related charges of $3.7 million and stock-based compensation expense of $0.8 million. See Note 16. Restructuring to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data in this Annual Report on Form 10-K for more information.

Free Cash Flow and Adjusted Free Cash Flow

	Year Ended January 31,
	2026	2025	2024
	(in thousands)
Net cash provided by (used in) investing activities	$37,166	$(6,129)	$(289,135)
Net cash (used in) provided by financing activities	$(117,923)	$(58,093)	$16,777
Net cash provided by (used in) operating activities	$90,361	$14,925	$(17,931)
Less:
Purchases of property and equipment	(3,792)	(5,569)	(7,721)
Capitalized internal-use software costs	(9,587)	(6,713)	(5,440)
Free cash flow	$76,982	$2,643	$(31,092)
Add:
Restructuring costs paid	7,493	—	707
Adjusted free cash flow	$84,475	$2,643	$(30,385)

Liquidity and Capital Resources
Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock and common stock, the issuance of senior mandatory convertible promissory notes in January and June 2020 to a trust affiliated with our co-founder, Chair, and former CEO, Dustin Moskovitz, cash generated from the sale of subscriptions to our platform, and financing activities including a private placement transaction with Mr. Moskovitz. We have generated losses from our operations as reflected in our accumulated deficit of $2,149.7 million as of January 31, 2026.
As of January 31, 2026, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $434.0 million.
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
As of January 31, 2026, under the November 2022 Senior Secured Credit Facility there was $50.0 million drawn and $40.6 million was outstanding under the term loan, no amounts outstanding under the revolving credit facility and an aggregate $21.7 million in letters of credit issued under the credit sub-facility. Our total available borrowing capacity under the revolving credit facility was $78.3 million as of January 31, 2026.
On March 27, 2023, First Citizens BancShares, Inc. (“First Citizens”) announced that it had entered into an agreement to purchase assets and liabilities of SVB, inclusive of our November 2022 Senior Secured Credit Facility. We continue to have the ability to make additional borrowings under the November 2022 Senior Secured Credit Facility which is now held by SVB as a division of First Citizens.
In June 2024, our board of directors authorized a stock repurchase program of up to $150.0 million of our outstanding Class A common stock (the “Repurchase Program”). Repurchases are made on the open market, including via pre-set trading plans, in accordance with applicable securities laws. The Repurchase Program is funded using our working capital and was initially authorized through June 2025. The Repurchase Program does not obligate us to acquire any particular amount of Class A common stock, and the Repurchase Program may be suspended or discontinued at any time at our discretion. During the year ended January 31, 2026 and January 31, 2025, we repurchased 9.7 million and 6.2 million shares, respectively, of our outstanding Class A common stock for an aggregate purchase price of $132.2 million and $78.4 million, respectively. All shares of Class A common stock repurchased were retired. The Repurchase Program was later amended on May 30, 2025 to remove the original expiration date and authorize the repurchase of an additional $100.0 million of Class A common stock. The Repurchase Program was later amended on February 27, 2026 to authorize the repurchase of an additional $160.0 million of Class A common stock. As of January 31, 2026, $39.4 million remained available for future stock repurchases under the Repurchase Program, and following the February 27, 2026 amendment, the Company now has a total of $199.4 million available for future repurchases under the Repurchase Program. The Repurchase Program as amended, has no specified expiration date and will continue until the funds committed to the Repurchase Program are exhausted or such authorization is revoked by our board of directors. See Note 10. Stockholders’ Equity to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding stock repurchases.

A substantial source of our cash provided by operating activities is our customer billings for subscription to our platform. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is included on our consolidated balance sheets as a liability and is recorded as revenues over the term of the subscription agreement. As of January 31, 2026 and January 31, 2025, we had $333.9 million and $302.8 million, respectively, of deferred revenue of which $333.6 million and $300.8 million, respectively, were recorded as a current liability. This deferred revenue will be recognized as revenues when all of the revenue recognition criteria are met.
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
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Year Ended January 31,
	2026	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$90,361	$14,925	$(17,931)
Net cash provided by (used in) investing activities	$37,166	$(6,129)	$(289,135)
Net cash (used in) provided by financing activities	$(117,923)	$(58,093)	$16,777
Operating Activities
Our largest source of operating cash is cash collection from sales of subscriptions to our paying customers. Our primary uses of cash from operating activities are for personnel-related expenses, marketing expenses, and third-party hosting-related and software expenses. Prior to fiscal 2025, we generated negative cash flows from operating activities and supplemented working capital requirements through net proceeds from the sale of equity and equity-linked securities.
Net cash provided by operating activities of $90.4 million for fiscal 2026 reflects our net loss of $189.0 million, adjusted by non-cash items such as stock-based compensation expense of $214.8 million, impairment of long-lived assets of $30.7 million, amortization of deferred contract acquisition costs of $27.8 million, depreciation and amortization of $22.0 million, non-cash lease expense of $18.3 million and provision for expected credit losses of $1.9 million, partially offset by net accretion of discount on marketable securities of $2.1 million and net cash outflows of $34.2 million from changes in our operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities primarily consisted of a $28.8 million increase in prepaid expenses and other current assets related to an increase in deferred contract acquisition costs, a $23.5 million increase in accounts receivable, a $23.0 million decrease in operating lease liabilities, and a $0.6 million increase in other assets. These amounts were partially offset by a $31.1 million increase in deferred revenue resulting from increased billings for subscriptions, a $7.3 million increase in accounts payable, and a $3.4 million increase in accrued expenses and other liabilities.

Net cash provided by operating activities of $14.9 million for fiscal 2025 reflects our net loss of $255.5 million, adjusted by non-cash items such as stock-based compensation expense of $211.3 million, amortization of deferred contract acquisition cost of $25.9 million, non-cash lease expense of $18.0 million, depreciation and amortization of $17.5 million, impairment of long-lived assets of $6.8 million, and provision for expected credit losses of $3.2 million, partially offset by net accretion of discount on marketable securities of $5.5 million and net cash outflows of $6.8 million from changes in our operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities primarily consisted of a $20.4 million increase in prepaid expenses and other current assets related to an increase in deferred contract acquisition costs, a $20.0 million decrease in operating lease liabilities, a $4.7 million increase in accounts receivable, and a $4.4 million increase in other assets. These amounts were partially offset by a $31.6 million increase in deferred revenue resulting from increased billings for subscriptions, a $6.6 million increase in accrued expenses and other liabilities primarily from increases in accrued taxes and accrued payroll liabilities, and a $4.4 million increase in accounts payable.
Investing Activities
Net cash provided by investing activities of $37.2 million for fiscal 2026 consisted of $206.3 million in maturities of marketable securities and $23.4 million in sales of marketable securities, offset by $179.2 million in purchases of marketable securities, $9.6 million in capitalized internal-use software costs, and $3.8 million in purchases of property and equipment.
Net cash used in investing activities of $6.1 million for fiscal 2025 consisted of $234.4 million in purchases of marketable securities, $6.7 million in capitalized internal-use software costs, and $5.6 million in purchases of property and equipment, partially offset $240.6 million in maturities of marketable securities.
Financing Activities
Net cash used in financing activities of $117.9 million for fiscal 2026 consisted of $132.2 million in repurchases of common stock and $3.8 million in repayment of term loan, partially offset by $13.0 million in proceeds from employee stock purchase plan and $5.0 million in proceeds from exercise of stock options.
Net cash used in financing activities of $58.1 million for fiscal 2025 consisted of $78.4 million in repurchases of common stock and $2.5 million in repayment of term loan, partially offset by $13.7 million in proceeds from our employee stock purchase plan and $9.1 million in proceeds from the exercise of stock options.
Contractual Obligations and Commitments
The contractual commitment amounts in the table below are associated with agreements that are enforceable and legally binding. Purchase orders issued in the ordinary course of business are not included in the table below, as our purchase orders represent authorizations to purchase rather than binding agreements.
The following table summarizes our contractual obligations as of January 31, 2026:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 years	3 - 5 years	More than 5 Years
	(in thousands)
Operating lease commitments(1)	$288,366	$42,817	$79,063	$69,497	$96,989
Purchase commitments(2)	234,532	57,313	118,552	58,667	—
Total contractual obligations	$522,898	$100,130	$197,615	$128,164	$96,989
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

In February 2019, we entered into a new lease agreement for office space in San Francisco, which commenced in May 2020 and expires in October 2033. As part of the agreement, we were required to issue a $17.0 million letter of credit upon access to the office space, which occurred in the year ended January 31, 2021. Future minimum lease payments related to this lease as of January 31, 2026 were $252.7 million. Our co-founder, Chair, and former CEO acts as a personal guarantor to the lease for the full rent payments over the entire term of the lease should we default on our obligations.
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
Stock-Based Compensation Expense
We record stock-based compensation expense for all stock-based awards made to employees, non-employees, and directors based on estimated fair values recognized over the requisite service period. We estimate the fair value of options granted to employees for purposes of calculating stock-based compensation expense on the grant date using the Black-Scholes pricing model. The Black-Scholes pricing model requires us to make assumptions and judgments about the inputs used in the calculation, including the expected term, the volatility of our common stock, risk-free interest rate, and expected dividend yield. The expected term represents the period that we expect our stock-based awards to be outstanding.
We measure stock-based compensation expense related to our restricted stock units, or RSUs, based on the fair value of the underlying shares on the date of grant. RSUs are subject to time-based vesting, which generally occurs over a period of one to four years.
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
For awards that vest only based upon continued service, we recognize stock-based compensation expense ratably over the requisite service period, which is generally the vesting period of the respective award. We account for forfeitures as they occur. We recognize stock-based compensation expense related to ESPP on a straight-line basis over the term of each ESPP offering period, which is generally two years.
We estimate the fair value of performance-based restricted stock units, or PSUs, that have a market condition on grant date using a Monte Carlo simulation model, which models multiple stock price paths in order to estimate grant date fair value of the awards. The Monte Carlo simulation model requires us to make assumptions and judgments about the inputs used in the calculation, including expected term, the volatility of our common stock, risk-free interest rate, and expected dividend yield. We recognize stock-based compensation expense for PSUs with a market condition using the accelerated attribution method over the requisite service period. If the market conditions are not satisfied during performance period, stock-based compensation expense for PSUs with a market condition are not reversed as the market condition is reflected in the fair value of the award on grant date.
We measure the fair value of PSUs that have a performance condition based on the price of our common stock on the date of grant. We recognize stock-based compensation expense for PSUs with a performance condition using the accelerated attribution method over the requisite service term, however expense is only recognized once the performance condition becomes probable of being achieved and only for the portion of the award that is probable of vesting. We reassess the probability of achievement at every reporting date and if our assessment changes, we record a cumulative catch-up adjustment in the current period and expense for these awards will be adjusted to reflect the number of awards that ultimately vest. The assessment of the probability of achievement of performance conditions at each reporting period requires significant judgment and can impact both the timing and amount of stock-based compensation expense recognized for PSUs with a performance condition.
The assumptions are based on the following for each of the years presented:
•Expected volatility—Expected volatility is a measure of the amount by which the stock price is expected to fluctuate. The Company utilized the average historical volatility of a group of comparable publicly traded companies over a period equal to the expected term prior to sufficient historical volatility of our stock being available, and we also incorporate the historical volatility of our common stock to estimate expected volatility over the expected term for new awards.
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
Interest Rate Risk
Our cash, cash equivalents, restricted cash, and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds, U.S. government securities, corporate bonds, U.S. agency bonds, and commercial paper. As of January 31, 2026 and January 31, 2025, we had cash and cash equivalents of $199.8 million and $184.7 million, respectively, restricted cash of $0.4 million and $0.1 million, respectively, and marketable securities of $234.2 million and $282.2 million, respectively. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. As of January 31, 2026, a hypothetical increase in interest rates for our investments by 100 basis points would not have a material impact on our consolidated financial statements.
Any borrowings under the revolving credit facility bear interest at a variable rate tied to the adjusted term SOFR, the prime rate, or the federal funds effective rate. As of January 31, 2026, we had $40.6 million outstanding under the credit facility. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations. As of January 31, 2026, a hypothetical increase of 100 basis points in interest rates for our revolving credit facility would not have a material impact on our consolidated financial statements.
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
As exchange rates may fluctuate significantly between periods, our non-U.S. dollar denominated revenue and operating expenses may also experience significant fluctuations between periods as we convert these to U.S. dollars. Volatile market conditions arising from the macro environment have and may in the future result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar has and may in the future negatively affect our revenue expressed in U.S. dollars. In the year ended January 31, 2026, 28% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins. We disclose the impact of realized foreign currency gains and losses within Note 12. Interest Income and Other Income (Expense), Net. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the years ended January 31, 2026 and 2025.
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

Item 8. Financial Statements and Supplementary Data

ASANA, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Asana, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Asana, Inc. and its subsidiaries (the "Company") as of January 31, 2026 and 2025, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended January 31, 2026, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition
As described in Note 2 to the consolidated financial statements, the Company derives its revenues from subscription fees earned from customers accessing the platform. The Company accounts for revenue contracts with customers by applying the requirements of ASC 606, Revenue from Contracts with Customers. The Company's subscription agreements generally have monthly or annual contractual terms and are billed in advance. Revenues are recognized ratably over the related contractual term beginning on the date that the platform is made available to a customer. The Company recognizes revenues ratably because the customer receives and consumes the benefits of the platform throughout the contractual period. For the year ended January 31, 2026, the Company's revenue was $790.8 million. The principal considerations for our determination that performing procedures relating to revenue recognition is a critical audit matter are a high degree of audit effort in performing audit procedures and evaluating audit evidence related to the Company's revenue recognition. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the initiation, billing and recording of new and recurring subscriptions and the related subscription revenue. These procedures also included, among others, (i) testing revenue transactions on a sample basis by tracing revenue transactions to source documents, including customer contracts, orders, invoices, and cash receipts, where applicable; (ii) testing management's reconciliation of invoices to cash received; and (iii) recalculating the deferred revenue balance.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
March 13, 2026

We have served as the Company’s auditor since 2011.

ASANA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	As of January 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$199,835	$184,728
Marketable securities	234,210	282,156
Restricted cash	418	136
Accounts receivable, net	110,312	87,567
Prepaid expenses and other current assets	48,573	46,154
Total current assets	593,348	600,741
Property and equipment, net	88,313	95,836
Operating lease right-of-use assets	133,422	166,545
Other assets	29,005	28,293
Total assets	$844,088	$891,415
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,822	$9,922
Accrued expenses and other current liabilities	123,716	83,031
Deferred revenue, current	333,636	300,798
Operating lease liabilities, current	24,846	22,066
Total current liabilities	501,020	415,817
Term loan, net, noncurrent	—	39,291
Deferred revenue, noncurrent	220	2,005
Operating lease liabilities, noncurrent	183,749	201,733
Other liabilities	4,982	5,046
Total liabilities	689,971	663,892
Commitments and contingencies (Note 7)
Stockholders' equity
Common stock, $0.00001 par value; Class A common stock - 1,000,000 shares authorized as of January 31, 2026 and January 31, 2025; 162,019 and 147,476 shares issued and outstanding as of January 31, 2026 and January 31, 2025, respectively; Class B common stock - 500,000 shares authorized as of January 31, 2026 and January 31, 2025; 75,897 and 85,412 shares issued and outstanding as of January 31, 2026 and January 31, 2025, respectively	2	2
Additional paid-in capital	2,299,616	2,059,848
Accumulated other comprehensive income (loss)	4,205	(3,851)
Accumulated deficit	(2,149,706)	(1,828,476)
Total stockholders’ equity	154,117	227,523
Total liabilities and stockholders’ equity	$844,088	$891,415
See accompanying Notes to Consolidated Financial Statements.

ASANA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended January 31,
	2026	2025	2024
Revenues	$790,806	$723,876	$652,504
Cost of revenues	86,759	77,193	64,524
Gross profit	704,047	646,683	587,980
Operating expenses:
Research and development	301,496	341,467	324,688
Sales and marketing	406,952	419,950	391,955
General and administrative	192,930	152,001	141,334
Total operating expenses	901,378	913,418	857,977
Loss from operations	(197,331)	(266,735)	(269,997)
Interest income and other income (expense), net	16,312	19,647	20,624
Interest expense	(3,148)	(3,683)	(3,952)
Loss before provision for income taxes	(184,167)	(250,771)	(253,325)
Provision for income taxes	4,857	4,765	3,705
Net loss	$(189,024)	$(255,536)	$(257,030)
Net loss per share:
Basic and diluted	$(0.80)	$(1.11)	$(1.17)
Weighted-average shares used in calculating net loss per share:
Basic and diluted	236,823	229,472	220,406
See accompanying Notes to Consolidated Financial Statements.

ASANA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended January 31,
	2026	2025	2024
Net loss	$(189,024)	$(255,536)	$(257,030)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on marketable securities	469	(2)	679
Foreign currency translation adjustments	7,587	(3,613)	(42)
Total other comprehensive income (loss)	$8,056	$(3,615)	$637
Comprehensive loss	$(180,968)	$(259,151)	$(256,393)
See accompanying Notes to Consolidated Financial Statements.

ASANA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at January 31, 2023	214,293	$2	$1,595,001	$(873)	$(1,237,556)	$356,574
Issuance of common stock upon the exercise of options	2,101	—	4,843	—	—	4,843
Vesting of early exercised stock options	—	—	109	—	—	109
Issuance of common stock upon the vesting and settlement of restricted stock units	7,456	—	(10)	—	—	(10)
Issuance of common stock under employee share purchase plan	878	—	15,069	—	—	15,069
Stock-based compensation expense	—	—	206,204	—	—	206,204
Net unrealized gains on marketable securities	—	—	—	679	—	679
Foreign currency translation adjustments	—	—	—	(42)	—	(42)
Net loss	—	—	—	—	(257,030)	(257,030)
Balances at January 31, 2024	224,728	$2	$1,821,216	$(236)	$(1,494,586)	$326,396

See accompanying Notes to Consolidated Financial Statements.

ASANA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - CONTINUED
(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at January 31, 2024	224,728	$2	$1,821,216	$(236)	$(1,494,586)	$326,396
Issuance of common stock upon the exercise of options	3,716	—	9,101	—	—	9,101
Repurchases and retirement of common stock	(6,213)	—	—	—	(78,354)	(78,354)
Issuance of common stock upon the vesting and settlement of restricted stock units	9,538	—	(5)	—	—	(5)
Issuance of common stock under employee share purchase plan	1,119	—	13,665	—	—	13,665
Stock-based compensation expense	—	—	215,871	—	—	215,871
Net unrealized losses on marketable securities	—	—	—	(2)	—	(2)
Foreign currency translation adjustments	—	—	—	(3,613)	—	(3,613)
Net loss	—	—	—	—	(255,536)	(255,536)
Balances at January 31, 2025	232,888	$2	$2,059,848	$(3,851)	$(1,828,476)	$227,523
Issuance of common stock upon the exercise of options	1,714	—	5,021	—	—	5,021
Repurchases and retirement of common stock	(9,725)	—	—	—	(132,206)	(132,206)
Issuance of common stock upon the vesting and settlement of restricted stock units	11,786	—	—	—	—	—
Issuance of common stock under employee share purchase plan	1,252	—	13,012	—	—	13,012
Stock-based compensation expense	—	—	221,735	—	—	221,735
Net unrealized gains on marketable securities	—	—	—	469	—	469
Foreign currency translation adjustments	—	—	—	7,587	—	7,587
Net loss	—	—	—	—	(189,024)	(189,024)
Balances at January 31, 2026	237,915	$2	$2,299,616	$4,205	$(2,149,706)	$154,117
See accompanying Notes to Consolidated Financial Statements.

ASANA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended January 31,
	2026	2025	2024
Cash flows from operating activities
Net loss	$(189,024)	$(255,536)	$(257,030)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Allowance for expected credit losses	1,868	3,190	3,140
Depreciation and amortization	22,037	17,543	14,344
Amortization of deferred contract acquisition costs	27,849	25,907	21,972
Stock-based compensation expense	214,843	211,271	202,418
Net accretion of discount on marketable securities	(2,129)	(5,510)	(3,391)
Non-cash lease expense	18,265	17,967	18,090
Impairment of long-lived assets	30,716	6,785	5,009
Amortization of discount on revolving credit facility and term loan issuance costs	122	122	122
Changes in operating assets and liabilities:
Accounts receivable	(23,472)	(4,661)	(9,527)
Prepaid expenses and other current assets	(28,823)	(20,427)	(25,594)
Other assets	(631)	(4,400)	(468)
Accounts payable	7,317	4,443	(569)
Accrued expenses and other liabilities	3,408	6,604	(5,206)
Deferred revenue	31,053	31,581	37,623
Operating lease liabilities	(23,038)	(19,954)	(18,864)
Net cash provided by (used in) operating activities	90,361	14,925	(17,931)
Cash flows from investing activities
Purchases of marketable securities	(179,155)	(234,448)	(319,133)
Sales of marketable securities	23,436	—	18
Maturities of marketable securities	206,264	240,601	43,141
Purchases of property and equipment	(3,792)	(5,569)	(7,721)
Capitalized internal-use software costs	(9,587)	(6,713)	(5,440)
Net cash provided by (used in) investing activities	37,166	(6,129)	(289,135)
Cash flows from financing activities
Repayment of term loan	(3,750)	(2,500)	(3,125)
Repurchases of common stock	(132,206)	(78,354)	—
Proceeds from exercise of stock options	5,021	9,101	4,843
Proceeds from employee stock purchase plan	13,012	13,665	15,069
Taxes paid related to net share settlement of equity awards	—	(5)	(10)
Net cash (used in) provided by financing activities	(117,923)	(58,093)	16,777
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	5,785	(2,502)	389
Net increase (decrease) in cash, cash equivalents, and restricted cash	15,389	(51,799)	(289,900)
See accompanying Notes to Consolidated Financial Statements.

ASANA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(in thousands)

	Year Ended January 31,
	2026	2025	2024
Cash, cash equivalents, and restricted cash
Beginning of period	184,864	236,663	526,563
End of period	$200,253	$184,864	$236,663
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$199,835	$184,728	$236,663
Restricted cash	418	136	—
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$200,253	$184,864	$236,663

Supplemental cash flow data
Cash paid for income taxes	$5,025	$4,254	$3,354
Cash paid for interest	$2,882	$5,938	$3,609
Supplemental non-cash investing and financing information
Purchase of property and equipment in accounts payable and accrued expenses	$2,501	$633	$140
Vesting of early exercised stock options	$—	$—	$109
Stock-based compensation expense capitalized for software development	$6,877	$4,596	$3,778

See accompanying Notes to Consolidated Financial Statements.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Organization
Organization and Description of Business
Asana, Inc. (“Asana” or the “Company”) was incorporated in the state of Delaware on December 16, 2008. Asana is a leading work management platform for human and AI coordination. The Company is headquartered in San Francisco, California.
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
Fiscal Year
The Company’s fiscal year ends on January 31. For example, references to fiscal 2026, fiscal 2025, and fiscal 2024 refer to the fiscal year ended January 31, 2026, January 31, 2025, and January 31, 2024, respectively.
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
Risks and Uncertainties
Global macroeconomic events including inflation, fluctuating interest rates, bank failures, supply chain disruptions, fluctuations in currency exchange rates, tariffs and changes in trade agreements, and global armed conflicts have led to economic uncertainty. These macroeconomic conditions have and are likely to continue to have adverse effects on the rate of global information technology (“IT”) spending, including the buying patterns of the Company’s customers and prospective customers.
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

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Advertising Expenses
Advertising expenses are charged to sales and marketing expense in the consolidated statements of operations as incurred. Advertising expenses were $72.3 million, $75.0 million, and $79.4 million for the years ended January 31, 2026, 2025, and 2024, respectively.
Stock‑Based Compensation Expense
The Company records stock-based compensation expense for all stock-based awards, including stock options, purchase rights issued under the 2020 Employee Stock Purchase Plan (“ESPP”), restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”) made to employees, non-employees, and directors based on estimated fair value of the awards on the grant date.
The fair value of stock options granted and purchase rights issued under the ESPP for purposes of calculating stock-based compensation expense is estimated on the grant date using the Black-Scholes pricing model. The Black-Scholes pricing model requires the Company to make assumptions and judgments about the inputs used in the calculation, including the expected term, the volatility of the Company’s common stock, risk-free interest rate, and expected dividend yield. The fair value of RSUs is determined based on the price of the Company’s common stock on the date of grant.
For stock-based awards that have service-based vesting, stock-based compensation expense is recognized over the requisite service period, which is generally the vesting period of the respective award. The Company uses the straight-line method for expense attribution and accounts for forfeitures as they occur. Stock-based compensation expense related to the ESPP is recognized on a straight-line basis over the term of each ESPP offering period.
For PSUs that vest based on continued service and achievement of certain market conditions, the fair value is estimated on the date of grant using a Monte Carlo simulation model. The Monte Carlo simulation model requires the Company to make assumptions and judgments about the inputs used in the calculation, including expected term, the volatility of the Company’s common stock, risk-free interest rate, and expected dividend yield. Stock-based compensation expense related to PSUs with market conditions is recognized using the accelerated attribution method over the requisite service period.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For PSUs that vest based on continued service and achievement of certain performance conditions, the fair value is determined based on the price of the Company’s common stock on the date of grant. Stock-based compensation expense related to PSUs with performance conditions is recognized using the accelerated attribution method over the requisite service period and is only recognized if the achievement of the performance targets is considered probable. The probability of achievement for the performance targets is assessed at grant date and reassessed each reporting period with cumulative adjustments recognized as needed.
Foreign Currency Translation and Transactions
The functional currency of each of the Company’s wholly owned subsidiaries is the applicable local currency or the U.S. dollar. The translation of foreign currencies into U.S. dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the balance sheet date and for revenues and expense accounts using average foreign currency exchange rates during the period. Capital accounts are translated at historical foreign currency exchange rates. Translation gains and losses are included in stockholders’ equity as a component of accumulated other comprehensive loss. Adjustments that arise from foreign currency exchange rate changes on transactions denominated in a currency other than the functional currency are included in interest income and other income (expense), net on the consolidated statements of operations and were not material for the years ended January 31, 2026, 2025, and 2024.
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
The Company’s CEO assesses performance and decides how to allocate resources based on consolidated net income or loss that is reported on the Company’s consolidated statements of operations. The consolidated net income or loss is used by the CEO for purposes of evaluating return on assets and determining investment opportunities related to the Company's platform, product development, or sales and marketing. The CEO reviews consolidated expense information for each period based on the classifications presented on the Company's consolidated statements of operations, including cost of revenues, research and development, sales and marketing, general and administrative, interest income and other income (expense), net, interest expense, and provision for income taxes. For information regarding the Company’s depreciation and amortization expense, see Note 5. Balance Sheet Components, for information regarding interest income, see Note 12. Interest Income and Other Income (Expense), Net, and for information regarding the Company’s revenues and long-lived assets by geographic area, see Note 14. Geographic Information in these consolidated financial statements.
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
The Company holds restricted cash for the future payment of voluntary disability insurance claims. The Company had $0.4 million and $0.1 million of restricted cash as of January 31, 2026 and 2025, respectively.
Available-for-sale Investments
The Company’s marketable securities are primarily comprised of U.S. government securities, commercial paper, corporate bonds, and U.S. agency bonds with an original contractual maturity or a remaining maturity at the time of purchase of greater than three months and no more than 37 months. The Company classifies its securities as

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Available-for-sale securities are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive loss as a separate component of stockholders’ equity until realized. Unrealized gains and losses for any marketable securities that management intends to sell or is more likely than not that management will be required to sell prior to their anticipated recovery are recorded in interest income and other income (expense), net. Interest receivable on these securities is presented in prepaid expenses and other current assets on the consolidated balance sheets. Realized gains and losses, other-than-temporary impairments, and the recognition of expected credit losses, if any, on available-for-sale securities are recognized upon sale and are included in interest income and other income (expense), net in the consolidated statements of operations. The cost of securities sold is based on the specific identification method. Marketable securities are reviewed periodically to identify possible other-than-temporary impairments or expected credit losses. No impairment or credit loss has been recorded on the Company’s marketable securities during the years ended January 31, 2026, 2025, or 2024.
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
The Company’s allowance for expected credit losses was $1.6 million as of January 31, 2026 and 2025.
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
The Company grants credit to customers in the normal course of business. For the years ended January 31, 2026, 2025, and 2024, there were no individual customers that accounted for 10% or more of the Company’s revenues. The Company had no customers that accounted for 10% or more of accounts receivable at January 31, 2026 and 2025.
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

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Lease Obligations
The Company determines if an arrangement is a lease at inception by determining if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration and other facts and circumstances. Right-of-use assets and operating lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As the Company’s leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is a hypothetical rate based on the Company’s understanding of what its credit rating would be. The ROU assets also include any lease payments made prior to commencement and are recorded net of any lease incentives received. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The lease agreements may contain variable costs such as common area maintenance, insurance, real estate taxes or other costs. Variable lease costs are expensed as incurred on the consolidated statements of operations. The Company’s lease agreements generally do not contain any residual value guarantees, restrictions, or covenants.
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

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
sheets and amortization of internal-use software costs are included in cost of revenues in the consolidated statements of operations.
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset groups may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company recorded an impairment charge of $30.7 million, $6.8 million, and $5.0 million during the years ended January 31, 2026, 2025, and 2024 respectively, related to the ROU assets and underlying property and equipment associated with its subleased office spaces, which is further described in Note 8. Leases to the consolidated financial statements.
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
A valuation allowance is provided against deferred tax assets unless it is more likely than not that they will be realized. If there is significant negative evidence that the near-term realization of certain assets is deemed unlikely, the Company would record a valuation allowance against the deferred tax assets. The Company regularly assesses the continuing need for a valuation allowance against its deferred tax assets. Significant judgment is required to determine whether a valuation allowance continues to be necessary and the amount of such valuation allowance, if appropriate. The Company considers all available evidence, both positive and negative, to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the continued need for a valuation allowance, the Company considers, among other things, the nature, frequency, and severity of current and cumulative losses, forecasts of future profitability, and the duration of statutory carryforward periods.
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
Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of stock options, ESPP, RSUs, and PSUs. As the Company has reported losses for all

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
periods presented, all potentially dilutive securities are anti-dilutive, and accordingly, basic net loss per share equaled diluted net loss per share.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The Company adopted the standard on a prospective basis, effective for its fiscal year 2026 Annual Report on Form 10-K and has made the required disclosures. The adoption of this new standard did not have a material impact on our consolidated financial statements. Refer to Note 13. Income Taxes for further detail.
Recently Issued Accounting Pronouncements Not Yet Adopted
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
In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)”, which makes targeted improvements to the accounting for internal-use software. The guidance is effective for the Company's fiscal years and interim reporting periods beginning February 1, 2028, with early adoption permitted. The Company is currently evaluating the impact of adoption of the standard on its consolidated financial statements and related disclosures.
Note 3.    Revenues
Deferred Revenue and Remaining Performance Obligations
The Company recognized $302.1 million, $266.4 million, and $227.5 million of revenues during the years ended January 31, 2026, 2025, and 2024, respectively, that were included in the deferred revenue balance at the beginning of the respective period.
Deferred revenue that will be recognized within the next twelve months is recorded as current deferred revenue, and the remaining portion is recorded as noncurrent. As of January 31, 2026, the Company’s remaining performance obligations from contracts with customers was $524.8 million, of which the Company expects to recognize approximately 78% as revenues over the next 12 months and the remainder thereafter.
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

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Year Ended January 31,
	2026	2025	2024
Beginning balance	$40,518	$39,381	$36,583
Capitalization of contract acquisition costs	31,677	27,044	24,770
Amortization of deferred contract acquisition costs	(27,849)	(25,907)	(21,972)
Ending balance	$44,346	$40,518	$39,381
The following table summarizes the outstanding balances of deferred contract acquisition costs (in thousands):

	As of January 31,
	2026	2025
Deferred contract acquisition costs, current	$23,962	$22,414
Deferred contract acquisition costs, noncurrent	20,384	18,104
Total deferred contract acquisition costs	$44,346	$40,518
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
Note 4.    Fair Value Measurements
The following table summarizes, for assets measured at fair value, the respective fair value and classification by level of input within the fair value hierarchy (in thousands):

	As of January 31, 2026
	Level 1	Level 2	Level 3	Total
Current Assets
Cash equivalents
Money market funds	$67,786	$—	$—	$67,786
U.S. Treasury securities	4,450	—	—	4,450
Total cash equivalents	$72,236	$—	$—	$72,236
Marketable securities
U.S. Treasury securities	$142,306	$—	$—	$142,306
Commercial paper	—	8,446	—	8,446
Corporate bonds	—	73,760	—	73,760
U.S. agency bonds	—	9,698	—	9,698
Total marketable securities	$142,306	$91,904	$—	$234,210
Total assets	$214,542	$91,904	$—	$306,446

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of January 31, 2025
	Level 1	Level 2	Level 3	Total
Current Assets
Cash equivalents
Money market funds	$88,251	$—	$—	$88,251
Total cash equivalents	$88,251	$—	$—	$88,251
Marketable securities
U.S. Treasury securities	$155,166	$—	$—	$155,166
Corporate bonds	—	106,009	—	106,009
U.S. agency bonds	—	20,981	—	20,981
Total marketable securities	$155,166	$126,990	$—	$282,156
Total assets	$243,417	$126,990	$—	$370,407
There were no transfers of financial assets or liabilities into or out of Level 3 during the years ended January 31, 2026 and 2025.
The following table summarizes the Company's investments in marketable securities on the consolidated balance sheets (in thousands):

	As of January 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current Assets
U.S. Treasury securities	$141,589	$734	$(17)	$142,306
Commercial paper	8,446	—	—	8,446
Corporate bonds	73,338	422	—	73,760
U.S. agency bonds	9,696	2	—	9,698
Total marketable securities	$233,069	$1,158	$(17)	$234,210

	As of January 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current Assets
U.S. Treasury securities	$155,017	$254	$(105)	$155,166
Corporate bonds	105,532	487	(10)	106,009
U.S. agency bonds	20,935	52	(6)	20,981
Total marketable securities	$281,484	$793	$(121)	$282,156
The following table presents the contractual maturities of the Company’s marketable securities as of January 31, 2026 (in thousands):

	As of January 31, 2026
	Amortized Cost	Estimated Fair Value
Due within one year	$93,542	$93,768
Due within one to three years	139,527	140,442
Total	$233,069	$234,210

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company periodically evaluates its investments for expected credit losses. The Company had certain available-for-sale investment securities in a gross unrealized loss position, substantially all of which had been in such position for less than 12 months. The unrealized losses on the available-for-sale securities were primarily due to unfavorable changes in interest rates subsequent to the initial purchase of these securities. The Company expects to recover the full carrying value of its available-for-sale securities in an unrealized loss position as it does not intend or anticipate a need to sell these securities prior to recovering the associated unrealized losses. The Company also expects any credit losses would be immaterial based on the high-grade credit rating for each of such available-for-sale securities. As a result, the Company does not consider any portion of the unrealized losses as of January 31, 2026 or January 31, 2025 to represent credit losses.
In April 2020 and November 2022, the Company entered into credit agreements (the “April 2020 Senior Secured Term Loan” and “November 2022 Senior Secured Credit Facility” as defined in Note 6. Debt) with Silicon Valley Bank (“SVB”). The credit facilities are carried at amortized cost, which approximated their fair values as of January 31, 2026 and January 31, 2025. If the credit facilities were measured at fair value in the financial statements, they would be classified as Level 2 in the fair value hierarchy. The April 2020 Senior Secured Term Loan was repaid in full and terminated in November 2022. On March 27, 2023, First Citizens BancShares, Inc. announced that it entered into an agreement to purchase assets and liabilities of SVB, inclusive of the November 2022 Senior Secured Credit Facility.
Note 5.    Balance Sheet Components
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	As of January 31,
	2026	2025
Leasehold improvements	$99,333	$104,150
Capitalized internal-use software	51,577	35,112
Furniture and fixtures	12,858	12,689
Desktop and other computer equipment	3,114	2,828
Construction in progress	3,431	497
Total gross property and equipment	170,313	155,276
Less: Accumulated depreciation and amortization	(82,000)	(59,440)
Total property and equipment, net	$88,313	$95,836
Depreciation and amortization expense for the years ended January 31, 2026, 2025, and 2024 was $22.0 million, $17.5 million, and $14.3 million, respectively.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The changes in the carrying value of capitalized internal-use software costs for the periods presented below are as follows (in thousands):

Amount
Balance as of February 1, 2024	$10,521
Capitalization of internal-use software costs	11,052
Amortization of internal-use software costs	(4,994)
Balance as of January 31, 2025	$16,579
Capitalization of internal-use software costs	16,464
Amortization of internal-use software costs	(8,429)
Balance as of January 31, 2026	$24,614
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of January 31,
	2026	2025
Prepaid expenses	$15,389	$17,437
Deferred contract acquisition costs, current	23,962	22,414
Other current assets	9,222	6,303
Total prepaid expenses and other current assets	$48,573	$46,154
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,
	2026	2025
Term loan, current	$40,823	$—
Accrued payroll liabilities	24,144	22,623
Accrued sales and value-added taxes	15,748	13,140
Accrued taxes for fringe benefits	14,148	13,055
Accrued advertising expenses	6,384	5,862
Accrued consulting expenses	4,612	5,297
Other current liabilities	17,857	23,054
Total accrued expenses and other current liabilities	$123,716	$83,031
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

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Pursuant to the terms of the November 2022 Senior Secured Credit Facility, the Company may issue letters of credit which may reduce the total amount available for borrowing under the revolving credit facility. Additionally, the Company is required to pay an annual commitment fee that accrues at a rate of 0.15% per annum on the unused portion of the borrowing commitments under the revolving credit facility. The Company had an aggregate of $21.7 million of letters of credit outstanding under the revolving credit facility as of January 31, 2026, and the Company’s total available borrowing capacity under the revolving credit facility was $78.3 million as of January 31, 2026.
As of January 31, 2026, $50.0 million was drawn and $40.6 million was outstanding under the November 2022 Senior Secured Credit Facility. As of January 31, 2026, the Company was in compliance with all financial covenants.
In conjunction with the close of the November 2022 Senior Secured Credit Facility, the Company paid upfront issuance fees of $0.4 million. The upfront fees are amortized over the remaining term of the agreement. As of January 31, 2026, the Company had $0.1 million remaining of upfront issuance fees allocated to the revolving credit facility presented in the Company’s consolidated balance sheet within other assets.
The net carrying amounts of the November 2022 Senior Secured Credit Facility were as follows (in thousands):

	As of January 31,
	2026	2025
Principal	$40,625	$44,375
Accrued interest	235	299
Unamortized loan issuance costs	(37)	(84)
Net carrying amount	$40,823	$44,590

Term loan, current	$40,823	$5,299
Term loan, noncurrent	$—	$39,291
The net carrying amount of the current portion of the term loan is presented within accrued expenses and other current liabilities in the consolidated balance sheets.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The expected future principal payments for all borrowings as of January 31, 2026 is as follows (in thousands):

Fiscal year ending January 31,	Expected Principal Payments
2027	$40,625
Total expected future principal payments	$40,625
Note 7.    Commitments and Contingencies
Standby Letters of Credit
As of January 31, 2026 and 2025, the Company had several letters of credit outstanding related to its operating leases totaling $21.7 million and $21.6 million, respectively. The letters of credit expire at various dates between fiscal 2028 and fiscal 2035.
Purchase Commitments
In November 2024, the Company entered into a 60-month contract with Amazon Web Services (“AWS”) for hosting-related services, which replaced the Company’s prior agreement with AWS and terminated the remaining commitments under the prior agreement. Pursuant to the terms of the November 2024 contract with AWS, the Company is required to spend $255.0 million over the term of the contract between December 2024 to November 2029. The commitment may be offset by up to $4.2 million in credits, of which $3.7 million are subject to the Company meeting certain conditions of the agreement. As of January 31, 2026, the Company had purchase commitments remaining of $204.8 million under this contract, which are not reflected on the Company’s consolidated balance sheet as of January 31, 2026. The Company may include certain agreements with third-party vendors purchased through AWS Marketplace within the AWS commitment, as spend for these agreements are eligible and expected to be used to meet the purchase commitment.
Future commitments under the AWS contract as of January 31, 2026, are as follows (in thousands):

Fiscal year ending January 31,	Purchase Commitments
2027	$36,807
2028	54,000
2029	56,000
2030 and thereafter	58,000
Total remaining purchase commitments	$204,807
As of January 31, 2026, the Company had purchase commitments remaining of $29.7 million with various parties primarily for software-based services which are not reflected on the Company’s consolidated balance sheets, of which $13.8 million are expected to be eligible towards the AWS purchase commitment.
Indemnification Agreements
The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against any liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual.
Additionally, in the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which it agrees to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. For the years ended January 31, 2026 and 2025, no demands have been made upon the Company to provide indemnification under such agreements, and there are no claims that the Company is aware of that could have a material adverse effect on its financial position, results of operations, or cash flows.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Contingencies
From time to time in the normal course of business, the Company may be subject to various claims and other legal matters arising in the ordinary course of business. As of January 31, 2026 and 2025, the Company believes that none of its current legal proceedings would have a material adverse effect on its financial position, results of operations, or cash flows.
Note 8.    Leases
The Company leases real estate facilities under non-cancelable operating leases with various expiration dates through fiscal 2034. The Company has no lease agreements that are classified as finance leases.
The components of lease costs, lease term, and discount rate for operating leases are as follows:

	Year Ended January 31,
	2026	2025	2024
Operating lease costs (in thousands)	$38,534	$39,681	$40,897
Short-term lease costs (in thousands)	1,364	1,842	3,488
Variable lease costs (in thousands)	4,760	(491)	2,663
Total lease costs	$44,658	$41,032	$47,048

Weighted-average remaining lease term (in years)	7.1	7.9	8.8
Weighted-average discount rate	9.4%	9.5%	9.5%
Supplemental cash flow information related to operating leases are as follows (in thousands):

	Year Ended January 31,
	2026	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$43,184	$41,621	$41,389
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,886	$8,534	$29,887
Right-of-use reductions related to operating lease impairments	$22,679	$6,708	$4,900
Future minimum lease payments under non-cancelable operating leases with initial lease terms in excess of one year included in the Company’s total operating lease liabilities as of January 31, 2026, are as follows (in thousands):

Fiscal year ending January 31,	Operating Lease Payments
2027	$42,817
2028	41,196
2029	37,867
2030	34,253
2031 and thereafter	132,233
Total undiscounted operating lease payments	288,366
Less: imputed interest	(79,771)
Total operating lease liabilities	$208,595
As of January 31, 2026, the Company has commitments of $2.3 million for an operating lease that has not yet commenced, and therefore is not included in the ROU asset or operating lease liabilities. The foregoing operating lease will commence in the first quarter of fiscal 2027, with a lease term of seven years. Subsequent to January 31, 2026, the Company entered into three agreements to lease additional space and to extend the term of existing leases.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company expects to pay $10.7 million in additional rent payments over the terms of these leases, which expire between fiscal 2033 and fiscal 2034.
During the years ended January 31, 2026, 2025, and 2024, the Company executed subleases for a portion of its corporate office space in San Francisco, California. The Company evaluated the associated asset group for impairment, which included the ROU assets and underlying property and equipment for the lease. The Company compared the expected future undiscounted cash flows to the carrying value and determined the respective asset group was not recoverable. The Company calculated the fair value based on the present value of the cash flows from the subleases for the remaining lease terms and compared the estimated fair value to its carrying value, which resulted in a $30.7 million, $6.8 million, and $5.0 million consolidated impairment charge during the years ended January 31, 2026, 2025, and 2024, respectively. Of the $30.7 million total impairment charge recorded during the year ended January 31, 2026, $22.7 million was attributed to the operating lease ROU asset and $8.0 million was attributed to property and equipment associated with the lease. The impairment charge attributed to property and equipment associated with the leases were not material for the years ended January 31, 2025 and 2024. The fair value of the operating lease ROU assets and associated property and equipment was estimated as of the sublease execution date using level 3 inputs based on an income approach by converting future sublease cash inflows and outflows to a single present value. Estimated cash flows were discounted at a rate commensurate with the inherent risks associated with the asset group to arrive at an estimate of fair value. The impairment charges are included in general and administrative expenses in the consolidated statements of operations.
The Company has subleased certain office spaces to third parties and has classified the subleases as operating leases. The subleases have lease terms ranging from four to five years. Sublease income was $3.4 million, $1.8 million, and $0.8 million for the years ended January 31, 2026, 2025, and 2024, respectively. The Company recognizes sublease income as a reduction of lease expense in the Company’s consolidated statements of operations.
Operating lease amounts in the table above do not include sublease payments to be received of $16.8 million. As of January 31, 2026, the future total minimum sublease payments to be received were as follows (in thousands):

Fiscal year ending January 31,	Sublease Payments to be Received
2027	$5,045
2028	5,524
2029	4,620
2030	1,628
Total sublease payments to be received	$16,817
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended January 31,
	2026	2025	2024
Numerator:
Net loss	$(189,024)	$(255,536)	$(257,030)
Denominator:
Weighted-average shares used in calculating net loss per share, basic and diluted	236,823	229,472	220,406
Net loss per share, basic and diluted	$(0.80)	$(1.11)	$(1.17)
The potential shares of common stock that were excluded from the computation of diluted net loss per share for the period presented because including them would have been anti-dilutive are as follows (in thousands):

	Year Ended January 31,
	2026	2025	2024
Stock options	4,356	6,071	9,788
Restricted stock units	12,631	21,521	17,190
Performance-based restricted stock units (1)	991	—	—
Shares issuable pursuant to the 2020 Employee Stock Purchase Plan	693	642	485
Total	18,671	28,234	27,463
__________________
(1)Performance-based restricted stock units are presented at the number of shares eligible to vest based on 100% target attainment of the market and performance conditions, however the number of shares that ultimately vest will range between zero and 200% depending on level of attainment. See Note 10. Stockholders’ Equity for additional information.
Note 10.    Stockholders’ Equity
Common Stock
There are two classes of common stock that total 1,500,000,000 authorized shares: 1,000,000,000 authorized shares of Class A common stock and 500,000,000 authorized shares of Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 10 votes per share and is convertible into one share of Class A common stock. There were 162,018,631 shares of Class A common stock and 75,896,680 shares of Class B common stock issued and outstanding as of January 31, 2026. There were 147,476,415 shares of Class A common stock and 85,411,680 shares of Class B common stock issued and outstanding as of January 31, 2025.
All changes in the number of shares of common stock outstanding for the years ended January 31, 2026 and 2025, were related to changes in Class A common stock, other than conversions of Class B common stock into an equivalent number of shares of Class A common stock.
Stock Plans
The Company has a 2009 Stock Plan (the “2009 Plan”), a 2012 Amended and Restated Stock Plan (the “2012 Plan”), and a 2020 Equity Incentive Plan (the “2020 Plan”). Each plan was initially established to grant equity awards to employees and consultants of the Company to assist in attracting, retaining, and motivating employees and consultants and to provide incentives to promote the success of the Company’s business. The number of shares

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
reserved for issuance under the 2020 Plan increased by 9,414,923 shares of Class A common stock on February 1, 2022, by 10,714,637 shares of Class A common stock on February 1, 2023, by 11,236,396 shares of Class A common stock on February 1, 2024, and by 11,644,404 shares of Class A common stock on February 1, 2025, all pursuant to the evergreen provisions of the 2020 Plan. As of January 31, 2026, 48,401,650 shares were reserved for issuance under the 2020 Plan.
There are no outstanding awards under the 2009 Plan, and new issuances under the 2012 Plan terminated upon completion of the direct listing. Awards outstanding under the 2012 Plan continue to be outstanding and are governed by the provisions of the 2012 Plan. The 2020 Plan provides for the grant of incentive stock options (“ISOs”), within the meaning of Section 422 of the Code, nonstatutory stock options (“NSOs” and together with ISOs, “stock options”), stock appreciation rights, restricted stock awards, RSUs, PSUs, and other forms of equity compensation.
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
Shares of common stock purchased under the 2012 Plan are subject to certain restrictions and repurchase rights.
Stock Options
Option activity under the Company’s combined stock plans is set forth below (in thousands, except years and per share data):

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balances at January 31, 2025	6,071	$3.48	3.6	$108,457
Stock options granted	—	—
Stock options exercised	(1,714)	2.93
Stock options cancelled	(1)	0.93
Balances at January 31, 2026	4,356	3.69	2.8	$28,562
Vested and exercisable at January 31, 2026	4,258	3.73	2.8	$27,769
Vested and expected to vest at January 31, 2026	4,356	3.69	2.8	$28,562
The total intrinsic value of stock options exercised during the periods presented were as follows:

	Year Ended January 31,
	2026	2025	2024
Aggregate intrinsic value of stock options exercised (in thousands)	$20,401	$61,023	$38,757

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units
The Company’s RSU activity is set forth below (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Unvested RSUs at January 31, 2025	21,521	$18.44	$459,258
RSUs granted	8,653	16.48
RSUs vested	(11,424)	18.69
RSUs cancelled/forfeited	(6,119)	18.06
Unvested RSUs at January 31, 2026	12,631	17.06	$129,468
RSUs vested, not yet released at January 31, 2026	265	40.93
The weighted-average grant date fair value of RSUs granted during the years ended January 31, 2026, 2025, and 2024 was $16.48, $16.23, and $20.01, respectively. The total grant date fair value of RSUs vested during the years ended January 31, 2026, 2025, and 2024 was $213.5 million, $205.3 million, and $189.8 million, respectively.
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
The following assumptions were used to calculate the fair value of the Market-Based Awards granted during the year ended January 31, 2026:

Year Ended January 31,
2026
Risk-free interest rate	3.74%
Expected term	3 years
Dividend yield	—%
Expected volatility	72.57%

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended January 31, 2026, the Company granted 943,821 Market-Based Awards and recognized $4.9 million of stock-based compensation expense related to these awards. Prior to the year ended January 31, 2026, no Market-Based Awards had been granted, and therefore no such stock-based compensation expense had been incurred.
Performance-Based Awards
The Performance-Based Awards will vest upon satisfaction of both (i) continuous service through each vesting date and (ii) achievement of revenue-based performance targets during the performance periods. Under ASC 718, the Performance-Based Awards are determined to be granted once the performance targets are approved by the board of directors, as this is when a mutual understanding of the key terms of the award has been established. The Company estimates the grant-date fair value of the Performance-Based Awards based on the price of the Company’s common stock on the date of grant. Stock-based compensation for these awards is recognized using the accelerated attribution method over the requisite service period and is only recognized if achievement of the performance targets is considered probable. The probability of achievement is assessed at the grant date and is reassessed each reporting period. Stock-based compensation for these awards will be adjusted to reflect the number of awards that ultimately vest.
During the year ended January 31, 2026, the Company granted 47,191 Performance-Based Awards and recognized $0.1 million of stock-based compensation expense related to these awards. Prior to the year ended January 31, 2026, no Performance-Based Awards had been granted, and therefore no such stock-based compensation expense had been incurred.
The Company’s PSU activity is set forth below (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Unvested PSUs at January 31, 2025	—	$—	$—
PSUs granted	991	19.98
PSUs vested	—	—
PSUs cancelled/forfeited	—	—
Unvested PSUs at January 31, 2026	991	$19.98	$10,158
The weighted-average grant date fair value of PSUs granted during the year ended January 31, 2026 was $19.98 and there were no PSU awards granted during the years ended January 31, 2025 and 2024. No PSU awards vested during the years ended January 31, 2026, 2025, and 2024.
Stock-Based Compensation Expense
Stock-based compensation expense for stock-based awards to employees and non-employees in the Company’s consolidated statements of operations for the periods below were as follows (in thousands):

	Year Ended January 31,
	2026	2025	2024
Cost of revenues	$1,803	$1,387	$1,549
Research and development	106,174	115,953	112,619
Sales and marketing	58,089	64,320	59,217
General and administrative	48,777	29,611	29,033
Total stock-based compensation expense	$214,843	$211,271	$202,418
The stock-based compensation expense related to awards granted to non-employees for the years ended January 31, 2026, 2025, and 2024 was not material.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Total unrecognized stock-based compensation expense related to unvested awards not yet recognized under all equity compensation plans was as follows:

	As of January 31, 2026
	Unrecognized Expense (in thousands)	Weighted-Average Expected Recognition Period (in years)
Stock options	$105	2.1
RSUs	183,614	1.9
PSUs	14,920	1.9
Total unrecognized stock-based compensation expense	$198,639	1.9
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
During the years ended January 31, 2026, 2025, and 2024 the Company recognized $6.4 million, $12.5 million, and $11.4 million respectively, of stock-based compensation expense related to the ESPP. The Company withheld $6.0 million and $6.6 million as of January 31, 2026 and 2025, respectively, in contributions from employees. As of January 31, 2026, total unrecognized stock-based compensation expense related to the ESPP was $2.7 million, which will be amortized over a weighted-average vesting term of 0.9 years.
The following assumptions were used to calculate the fair value of shares to be granted under the ESPP during the period:

Year Ended January 31,
	2026	2025	2024
Risk-free interest rate	3.5% - 4.2%	3.5% - 4.5%	4.1% - 5.5%
Expected term	0.5 - 2.0 years	0.5 - 2.0 years	0.5 - 2.0 years
Dividend yield	—%	—%	—%
Expected volatility	60.6% - 88.9%	48.8% - 65.0%	39.3% - 60.3%
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

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table summarizes the stock repurchase activity under the Company’s Repurchase Program (in thousands, except per share data):

	Year Ended January 31,
	2026	2025
Number of shares repurchased	9,725	6,213
Weighted-average price per share	$13.59	$12.61
Aggregate purchase price	$132,206	$78,354
During the year ended January 31, 2024, the Company did not have a stock repurchase program.
On February 27, 2026, the Company’s board of directors amended the Repurchase Program to authorize the repurchase of an additional $160.0 million of the Company’s outstanding Class A common stock pursuant to the Repurchase Program.
As of January 31, 2026, $39.4 million remained available for future stock repurchases under the Repurchase Program, and following the February 27, 2026 amendment, the Company now has a total of $199.4 million available for future repurchases under the Repurchase Program. All shares of Class A common stock repurchased under the Repurchase Program were retired. Upon retirement, the par value of the common stock repurchased was deducted from common stock and any excess of repurchase price over par value was recorded entirely to accumulated deficit in the consolidated balance sheets.
Note 11.    Employee Benefit Plans
In January 2011, the Company adopted a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees within the United States who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company’s contributions to the plan may be made at the discretion of the board of directors. During the fiscal year ended January 31, 2025, the Company began matching participant’s contributions up to a certain maximum amount. The matching contribution expense for the years ended January 31, 2026 and 2025 was not material. There was no matching contribution expense for the year ended January 31, 2024. Additionally, the Company engages in required pension plans of respective countries in which operations exist.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 12.    Interest Income and Other Income (Expense), Net
Interest income and other income (expense), net consist of the following (in thousands):

	Year Ended January 31,
	2026	2025	2024
Interest income	$15,810	$19,849	$21,128
Unrealized gains (losses) on foreign currency transactions	(1,343)	618	(164)
Other non-operating income (expense)	1,845	(820)	(340)
Total interest income and other income (expense), net	$16,312	$19,647	$20,624
Other non-operating income (expense) consists primarily of realized foreign currency gains and losses on transactions in the periods presented.
Note 13.    Income Taxes
The components of the provision for income taxes were as follows (in thousands):

	Year Ended January 31,
	2026	2025	2024
Current:
Federal	$—	$—	$—
State	203	121	318
Foreign	4,247	4,295	3,239
Total current	$4,450	$4,416	$3,557
Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	407	349	148
Total deferred	407	349	148
Total provision for income taxes	$4,857	$4,765	$3,705
The components of income (loss) before provision for income taxes were as follows (in thousands):

	Year Ended January 31,
	2026	2025	2024
United States	$(195,803)	$(261,057)	$(262,894)
Foreign	11,636	10,286	9,569
Total	$(184,167)	$(250,771)	$(253,325)
Beginning in the fiscal year ended January 31, 2026 annual reporting, the Company adopted ASU 2023-09 prospectively. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies for additional details on the adoption of ASU 2023-09. A reconciliation of the U.S. federal statutory income tax rate to our

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
effective tax rate pursuant to the disclosure requirements of ASU 2023-09 for the year ended January 31, 2026 is as follows (in thousands, except percentages):

	Year Ended January 31,
	2026
Pretax book loss (consolidated)	$(184,167)
US federal statutory income tax rate	(38,675)	21.0%
State and local income tax, net of federal income tax effect (1)	154	(0.1)
Foreign tax effects
Canada	1,980	(1.1)
Other foreign jurisdictions	232	(0.1)
Effect of cross-border tax laws
Net CFC tested income (previously GILTI)	2,019	(1.1)
Tax credits
Research and development credits	(18,381)	10.0
Changes in valuation allowances	42,848	(23.3)
Non-taxable or non-deductible items
Stock based compensation expense	10,031	(5.4)
Other non-deductible items	4,504	(2.4)
Other	145	(0.1)
Total income tax expense	$4,857	(2.6)%
__________________
(1)State taxes in Texas, Oregon, and DC make up a majority (greater than 50 percent) of the tax effect in this category.

The reconciliation between the statutory federal income tax and the Company’s effective tax rates as a percentage of loss before provision for income taxes for the years ended January 31, 2025 and 2024 were as follows:

	Year Ended January 31,
	2025	2024
Federal tax rate	21.0%	21.0%
Stock-based compensation expense	(3.3)	(3.6)
Change in valuation allowance	(21.2)	(21.4)
Research and development credits	7.4	3.5
U.S. taxation of foreign income and payments	(3.9)	—
Other	(1.9)	(1.0)
Effective income tax rate	(1.9)%	(1.5)%

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash paid for income taxes, net of refunds received, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended January 31, 2026 is as follows (in thousands):

Year Ended January 31,
2026
US federal	$—
US state and local	204
Foreign
Canada	3,254
Other	1,567
Total	$5,025
The major components of deferred tax assets (liabilities) were as follows (in thousands):

	As of January 31,
	2026	2025
Deferred tax assets:
Net operating loss carryforwards	$384,696	$284,870
Tax credit carryforwards	149,433	123,900
Stock-based compensation	8,623	12,090
Reserves and accrued expenses	7,877	6,815
Operating lease liabilities	48,065	52,849
R&D expense capitalization under Sec. 174	94,996	169,447
Other	23	34
Total deferred tax assets	693,713	650,005
Valuation allowance	(654,220)	(601,313)
Total deferred tax assets, net of valuation allowance	39,493	48,692
Deferred tax liabilities:
Right of use asset	(30,481)	(39,286)
Deferred commissions	(9,253)	(8,634)
Depreciation and amortization	(1,749)	(2,354)
Total deferred tax liabilities	(41,483)	(50,274)
Net deferred tax liabilities	$(1,990)	$(1,582)
Deferred tax assets and liabilities are presented in the accompanying consolidated balance sheet within other assets and other liabilities. The valuation allowance increased by $52.9 million, $68.9 million, and $61.9 million during the years ended January 31, 2026, 2025, and 2024, respectively. The increase in the valuation allowance during the years ended January 31, 2026, 2025, and 2024 were primarily driven by tax credits and Sec. 174 deferred tax assets generated in the United States. As of January 31, 2026, 2025, and 2024, the Company believes it is not more likely than not that the deferred tax assets will be fully realizable and continues to maintain a full valuation allowance against its net deferred tax assets.
As of January 31, 2026, the Company had aggregate federal and state net operating loss carryforwards of $1,588.0 million and $819.0 million, respectively. The federal and state net operating losses, if not used, will begin to expire in 2029. Federal net operating losses generated after January 31, 2018 will carry forward indefinitely.
As of January 31, 2026, the Company has federal and California research and development tax credit carryforwards of $133.4 million and $82.8 million, respectively. The federal research and development tax credits, if not used, will begin to expire in 2030, while the state tax credit carryforwards may be carried forward indefinitely.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Under the Tax Cuts and Jobs Act of 2017 (“TCJA”), foreign research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. This tax law change did not result in any U.S. federal tax liability. It did result in incremental state tax liability and expense due to limitations on the use of existing state net operating loss carryforwards. The TCJA also included a tax on global intangible low-taxed income (“GILTI”) earned by foreign subsidiaries. We elected to account for the income tax effects of GILTI as a period cost in the year the tax is incurred.
On July 4, 2025, the United States enacted federal tax legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBB Act”). Included in this legislation are provisions that allow for the immediate expensing of domestic research and development expenses, permanent extensions and modifications of certain provisions of the 2017 Tax Cuts and Jobs Act, and modifications to the U.S. international tax system. The Company evaluated the impact of the OBBB Act on its tax provision, valuation allowance, and uncertain tax positions. The OBBB Act did not have a material impact on the Company's financial statements. The Company maintains a full valuation allowance, and any change in net deferred tax assets from the OBBB Act would be accompanied by a corresponding adjustment to the valuation allowance.
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
Foreign withholding taxes have not been provided for the cumulative undistributed earnings of the Company’s foreign subsidiaries as of January 31, 2026 due to the Company’s intention to permanently reinvest such earnings.
No liability related to uncertain tax positions is recorded in the financial statements due to the fact the liabilities have been netted against deferred attribute carryovers.
A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits was as follows (in thousands):

	As of January 31,
	2026	2025
Balance at the beginning of the year	$44,846	$34,960
Increases - current period tax positions	8,294	7,387
Increases - prior period tax positions	907	2,499
Balance at the end of the year	$54,047	$44,846
The Company had no accrued interest and penalties related to unrecognized tax benefits as of January 31, 2026 or January 31, 2025. As of January 31, 2026, there are no unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate. The Company does not expect that its uncertain tax positions will materially change in the next 12 months.

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company files federal and state tax returns in the United States and in various foreign jurisdictions. The Company’s tax years since inception are open to examination by federal and state taxing authorities, and the tax years 2020 and forward remain open in various foreign jurisdictions.
Note 14.    Geographic Information
The following tables set forth revenues and long-lived assets, which primarily consist of property and equipment, net and operating lease ROU assets, by geographic area for the periods presented below (in thousands):
Revenues

	Year Ended January 31,
	2026	2025	2024
United States	$468,315	$435,775	$398,034
International	322,491	288,101	254,470
Total revenues	$790,806	$723,876	$652,504
Revenues by geography are based on the shipping address of the customer.
Long-Lived Assets

	As of January 31,
	2026	2025
United States	$202,567	$248,698
International	19,168	13,683
Total long-lived assets	$221,735	$262,381
Note 15.    Related Party Transactions
During the fiscal year ended January 31, 2020, the Company began leasing certain office facilities from a company affiliated with Board members of the Company. Rent payments made under these leases totaled $1.7 million for the years ended January 31, 2026 and 2025. The Company has entered into various agreements with the same company and had a customer receivable balance due under these agreements of $1.0 million as of January 31, 2026 and no customer receivable balance as of January 31, 2025.
The Company has entered into an advertising agreement with a company affiliated with a Board member of the Company. Advertising expenses under this agreement were not material for the year ended January 31, 2026. Advertising expenses under this agreement totaled $1.7 million for the year ended January 31, 2025.
The Company has an ongoing AI solutions agreement with a company affiliated with a Board member of the Company. Expenses under this agreement totaled $1.1 million for the year ended January 31, 2026 and were not material for the year ended January 31, 2025.
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
As of January 31, 2026, the Company has recorded cumulative total restructuring charges of $6.7 million related to the 2025 Restructuring Plan, consisting of $6.0 million of severance and related charges and $0.7 million of stock-based compensation expense. As of January 31, 2025, the Company had $3.7 million restructuring charges reflected within accrued expenses and other current liabilities. During the year ended January 31, 2026, the

ASANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company recorded restructuring charges of $2.2 million related to the 2025 Restructuring Plan and fully settled the restructuring liability.
Separate from the 2025 Restructuring Plan, during the year ended January 31, 2026, the Company recorded $1.4 million of restructuring charges related to an insignificant workforce reduction, consisting of $1.6 million of severance and related charges and $0.2 million of stock-based compensation benefit. The Company fully settled the restructuring liability during the year ended January 31, 2026.
Restructuring costs consist of the following activity for the periods presented (in thousands):

	Year Ended January 31,
	2026	2025
Severance and related charges	$3,904	$3,687
Stock-based compensation expense (benefit)	(337)	787
Total	$3,567	$4,474
The restructuring costs are recognized in the consolidated statement of operations for the periods presented (in thousands):

	Year Ended January 31,
	2026	2025
Research and development	$1,130	$2,492
Sales and marketing	1,162	1,241
General and administrative	1,275	741
Total	$3,567	$4,474
All prior restructuring plans were substantially completed prior to the year ended January 31, 2024.
Note 17.    Subsequent Events
On February 27, 2026, the Company’s Board of Directors approved an increase to the Repurchase Program, authorizing the repurchase of up to an additional $160.0 million of the Company’s Class A common stock pursuant to the Repurchase Program. As of January 31, 2026, approximately $39.4 million remained available for future stock repurchases under the Repurchase Program, and, after the increase, the Company now has a total of $199.4 million available for future repurchases under the Repurchase Program.
Stock repurchases under the Repurchase Program may be made from time to time, including without limitation, open market purchases or through privately negotiated transactions and/or structured repurchase agreements with third parties, block purchases or derivative contracts, and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions, applicable securities laws and other legal requirements, and other relevant factors. The Repurchase Program does not obligate the Company to acquire any particular amount of Class A common stock, and may be suspended, modified, or terminated at any time, without prior notice. The number of shares to be repurchased will depend on market conditions and other factors. Repurchases under the Repurchase Program are expected to be funded from existing cash and cash equivalents. The Repurchase Program, as amended, has no specified expiration date and will continue until the funds committed to the Repurchase Program are exhausted or such authorization is revoked by the Board.
On February 26, 2026, the Company entered into the Fifth Amendment to the November 2022 Senior Secured Credit Facility with SVB. The amendment provides for, among other things, certain waivers and consents to allow for the Repurchase Program.
On February 26, 2026, Sonalee Parekh tendered to the Board of Directors her resignation as Chief Financial Officer of the Company, effective as of March 23, 2026 (the “Separation Date”). Ms. Parekh is expected to remain in her role as Chief Financial Officer through the Separation Date. The Board has appointed Aziz Megji, the

Company’s current Head of Financial Planning & Analysis as Chief Financial Officer of the Company, effective as of March 24, 2026.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 31, 2026. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Based on that assessment, management has concluded that our internal control over financial reporting was effective as of January 31, 2026 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
The effectiveness of our internal control over financial reporting as of January 31, 2026 has been audited by PricewaterhouseCoopers LLP, an independent registered accounting firm, as stated in their report which appears in Part II—Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
On December 19, 2025, Justin Rosenstein, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to an aggregate of 3,000,000 shares of the Company's Class A common stock. The trading plan terminates on April 30, 2027, or upon the earlier completion of all authorized transactions under the plan.
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

Insider Trading Policy
We have adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K. In addition, we maintain procedures that govern the purchase, sale and other dispositions of our securities by Asana that are reasonably designed to promote compliance with insider trading laws, rules, and regulations and any applicable listing standards.
The remaining information required by this item is incorporated by reference to the information as set forth under the captions “Board of Directors and Corporate Governance” and “Executive Officers” in the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2026.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to the information as set forth under the captions “Executive Compensation” and “Non-Employee Director Compensation” in the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2026.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the information as set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information as set forth under the captions “Certain Relationships and Related Person Transactions” and “Board of Directors and Corporate Governance” in the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2026.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information as set forth under the caption “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm” in the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2026.

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

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-39495	3.1	September 21, 2020
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39495	3.1	December 12, 2023
4.1	Amended and Restated Investors’ Rights Agreement, dated as of November 15, 2018 by and among the Registrant and certain investors of the Registrant	S-1	333-248303	4.2	August 24, 2020
4.2	Omnibus Amendment to Financing Agreements	S-1/A	333-248303	4.3	September 9, 2020
4.3	Description of Securities	10-K	001-39495	4.3	March 24, 2022
10.1	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers	S-1	333-248303	10.1	August 24, 2020
10.2#	2009 Stock Plan, as amended, and forms of agreement thereunder	S-1	333-248303	10.2	August 24, 2020
10.3#	Amended and Restated 2012 Stock Plan, and forms of agreement thereunder	S-1	333-248303	10.3	August 24, 2020
10.4#	2020 Equity Incentive Plan, and forms of agreement thereunder	S-1	333-248303	10.4	August 24, 2020
10.5#	2020 Equity Incentive Plan - Form of RSU Grant Notice and Award Agreement (No Holding Period) (Hybrid)	10-K	001-39495	10.5	March 30, 2021
10.6#	2020 Equity Incentive Plan - Form of RSU Grant Notice and Award Agreement (One- or Two-Year Holding Period) (Hybrid)	10-K	001-39495	10.6	March 30, 2021
10.7#	2020 Equity Incentive Plan - Form of RSU Grant Notice and Award Agreement (No Holding Period) (Hybrid)	10-Q	001-39495	10.1	December 1, 2022
10.8#	2020 Equity Incentive Plan - Form of RSU Grant Notice and Award Agreement (One- or Two-Year Holding Period) (Hybrid)	10-Q	001-39495	10.2	December 1, 2022
10.9#	2020 Equity Incentive Plan - Form of RSU Grant Notice and Award Agreement (New Hire - No Proration)	10-K	001-39495	10.9	March 18, 2025
10.10#	2020 Equity Incentive Plan - Form of RSU Grant Notice and Award Agreement (New Hire - Proration)	10-K	001-39495	10.10	March 18, 2025
10.11#	2020 Equity Incentive Plan - Form of PSU Grant Notice and Award Agreement	10-Q	001-39495	10.2	September 3, 2025
10.12#	2020 Employee Stock Purchase Plan	S-1	333-248303	10.5	August 24, 2020
10.13#	Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-39495	10.2	June 1, 2023

10.14#	Directors Deferred Compensation Plan	10-K	001-39495	10.9	March 30, 2021
10.15#	Asana France SAS Equity Sub-Plan and Form of RSU Grant Notice and Award Agreement	10-K	001-39495	10.10	March 30, 2021
10.16#	Amended Executive Severance and Change in Control Benefit Plan	8-K	001-39495	10.2	March 13, 2026
10.17#	Incentive Bonus Plan	8-K	001-39495	10.1	March 13, 2026
10.18#	Offer Letter between Dustin Moskovitz and the Registrant, dated August 20, 2020	S-1	333-248303	10.8	August 24, 2020
10.19#	Offer Letter between Eleanor Lacey and the Registrant, dated August 21, 2020	S-1	333-248303	10.9	August 24, 2020
10.20#	Transition Services Agreement between Eleanor Lacey and the Registrant, dated December 1, 2025	8-K	001-39495	10.2	December 2, 2025
10.21#	Offer Letter between Anne Raimondi and the Registrant, dated August 27, 2021	8-K	001-39495	10.1	September 1, 2021
10.22#	Transition Services Agreement between Anne Raimondi and the Registrant, dated December 1, 2025	8-K	001-39495	10.1	December 2, 2025
10.23#	Offer Letter between Sonalee Parekh and the Registrant, dated August 24, 2024	8-K	001-39495	10.1	September 4, 2024
10.24#	Offer Letter between Daniel Rogers and the Registrant, dated June 23, 2025	8-K	001-39495	10.1	June 25, 2025
10.25#	Offer Letter between Katie Colendich and the Registrant, dated December 1, 2025	8-K	001-39495	10.3	December 2, 2025
10.26#	Offer Letter between Aziz Megji and the Registrant, dated February 27, 2026.	8-K/A	001-39495	10.1	March 2, 2026
10.27	Lease between Swig 631 Folsom, LLC, SIC Holdings, LLC and the Registrant, dated as of February 22, 2019	S-1	333-248303	10.12	August 24, 2020
10.28	Commencement Date Memoranda to Lease between Swig 631 Folsom, LLC, SIC Holdings, LLC and the Registrant, dated as of May 17, 2021	10-Q	001-39495	10.1	September 3, 2021
10.29	Voting Agreement dated as of August 13, 2021, by and between Good Ventures Foundation and Dustin Moskovitz	10-Q	001-39495	10.2	September 3, 2021
10.30	Share Purchase Agreement, dated September 6, 2022, by and among Asana, Inc. and the purchaser named therein	8-K	001-39495	10.1	September 7, 2022
10.31	Credit Agreement, dated as of November 7, 2022, by and among the Company, Silicon Valley Bank, as issuing lender, the swingline lender, administrative agent and collateral agent, and each of the lenders identified on the signature pages thereto	8-K	001-39495	10.1	November 10, 2022
10.32	First Amendment to Credit Agreement, dated April 13, 2023, by and among the Company and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as issuing lender, the swingline Lender, administrative agent and collateral agent	10-Q	001-39495	10.1	June 1, 2023
10.33	Second Amendment to Credit Agreement, dated June 18, 2024, by and among the Company and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as issuing lender, the swingline lender, administrative agent and collateral agent.	10-Q	001-39495	10.1	September 3, 2024
10.34	Third Amendment to Credit Agreement, dated November 18, 2024, by and among the Registrant and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as the issuing lender, the swingline lender, administrative agent and collateral agent.	10-Q	001-39495	10.1	December 5, 2024
10.35	Fourth Amendment to Credit Agreement, dated May 29, 2025, by and among the Registrant and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as the issuing lender, the swingline lender, administrative agent and collateral agent.	10-Q	001-39495	10.1	June 3, 2025
10.36	Fifth Amendment to Credit Agreement, dated February 26, 2026, by and among the Registrant and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as the issuing lender, the swingline lender, administrative agent and collateral agent.	8-K	001-39495	10.1	March 2, 2026

19.1	Insider Trading Policy	10-K	001-39495	19.1	March 18, 2025
21.1	List of subsidiaries	10-K	001-39495	21.1	March 14, 2024
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included in the signature pages attached to this Annual Report on Form 10-K)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1#	Clawback Policy	10-K	001-39495	97.1	March 14, 2024
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2026, has been formatted in Inline XBRL
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

ASANA, INC.

March 13, 2026	By:	/s/ Daniel Rogers
Daniel Rogers
Chief Executive Officer
(Principal Executive Officer)

March 13, 2026	By:	/s/ Sonalee Parekh
Sonalee Parekh
Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel Rogers, Sonalee Parekh, and Katie Colendich and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Daniel Rogers	Chief Executive Officer (Principal Executive Officer)	March 13, 2026
Daniel Rogers

/s/ Sonalee Parekh	Chief Financial Officer (Principal Financial Officer)	March 13, 2026
Sonalee Parekh

/s/ Veronica Sosa	Chief Accounting Officer (Principal Accounting Officer)	March 13, 2026
Veronica Sosa

/s/ Krista Anderson-Copperman	Director	March 13, 2026
Krista Anderson-Copperman

/s/ Marc Boroditsky	Director	March 13, 2026
Marc Boroditsky

/s/ Sydney Carey	Director	March 13, 2026
Sydney Carey

/s/ Matthew Cohler	Director	March 13, 2026
Matthew Cohler

/s/ Adam D’Angelo	Director	March 13, 2026
Adam D’Angelo

/s/ Andrew Lindsay	Director	March 13, 2026
Andrew Lindsay

/s/ Lorrie Norrington	Director	March 13, 2026
Lorrie Norrington

/s/ Dustin Moskovitz	Director	March 13, 2026
Dustin Moskovitz

/s/ Justin Rosenstein	Director	March 13, 2026
Justin Rosenstein