Form 10-Q
period 2026-04-30
Asana, Inc.
filed 2026-05-28
CIK 1477720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 21, 2026, the number of shares of the registrant’s Class A common stock outstanding was 160,969,547 and the number of shares of the registrant’s Class B common stock outstanding was 69,540,280.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risk and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition; business strategy and plans; and objectives of management for future operations are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about: our ability to grow or maintain our dollar-based net retention rate, expand usage of our platform within organizations, and sell subscriptions to our platform; our ability to convert individuals, teams, and organizations on our free and trial versions into paying customers; the timing and success of new features, integrations, capabilities, and enhancements by us, or by our competitors to their products, including the successful deployment of artificial intelligence (“AI”), or any other changes in the competitive landscape of our market; our ability to achieve widespread acceptance and use of our platform; growth in the work management market; the amount and timing of operating expenses and capital expenditures, as well as entry into operating leases, that we may incur to maintain and expand our business and operations and to remain competitive; our focus on growth to drive long-term value; the timing of expenses and our expectations regarding our cost of revenues, gross margin, and operating expenses; the effect of uncertainties related to ongoing macroeconomic conditions, including volatile equity capital markets, on our business, results of operations, and financial condition; performance of our sales and marketing activities; our protections against security breaches, technical difficulties, or interruptions to our platform; our ability to successfully defend litigation brought against us, potential dispute-related settlement payments, or other litigation-related costs; potential pricing pressure as a result of competition or otherwise; anticipated fluctuations in foreign currency exchange rates; potential costs and the anticipated timing of expenses related to the acquisition of businesses, such as our acquisition of Eigen Inc. (“StackAI”), talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs; general economic conditions affecting domestic or international markets, and the rate of global information technology (“IT”) spending, including as a result of a downturn or recession, inflation and fluctuating interest rates, and instability in financial institutions and global financial markets; and geopolitical instability.
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ASANA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	As of
	April 30, 2026	January 31, 2026
Assets
Current assets
Cash and cash equivalents	$193,656	$199,835
Marketable securities	230,984	234,210
Restricted cash	696	418
Accounts receivable, net	73,483	110,312
Prepaid expenses and other current assets	51,664	48,573
Total current assets	550,483	593,348
Property and equipment, net	88,911	88,313
Operating lease right-of-use assets	136,236	133,422
Other assets	29,882	29,005
Total assets	$805,512	$844,088
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$25,155	$18,822
Accrued expenses and other current liabilities	105,559	123,716
Deferred revenue, current	322,931	333,636
Operating lease liabilities, current	25,999	24,846
Total current liabilities	479,644	501,020
Deferred revenue, noncurrent	187	220
Operating lease liabilities, noncurrent	183,944	183,749
Other liabilities	4,755	4,982
Total liabilities	668,530	689,971
Commitments and contingencies (Note 7)
Stockholders' equity
Common stock	2	2
Additional paid-in capital	2,343,418	2,299,616
Accumulated other comprehensive income	2,658	4,205
Accumulated deficit	(2,209,096)	(2,149,706)
Total stockholders’ equity	136,982	154,117
Total liabilities and stockholders’ equity	$805,512	$844,088

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended April 30,
	2026	2025
Revenues	$205,095	$187,267
Cost of revenues	25,414	19,227
Gross profit	179,681	168,040
Operating expenses:
Research and development	66,089	75,127
Sales and marketing	92,464	99,841
General and administrative	36,368	36,976
Total operating expenses	194,921	211,944
Loss from operations	(15,240)	(43,904)
Interest income and other income (expense), net	2,903	5,830
Interest expense	(649)	(791)
Loss before provision for income taxes	(12,986)	(38,865)
Provision for income taxes	1,419	1,153
Net loss	$(14,405)	$(40,018)
Net loss per share:
Basic and diluted	$(0.06)	$(0.17)
Weighted-average shares used in calculating net loss per share:
Basic and diluted	238,164	234,859

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2026	2025
Net loss	$(14,405)	$(40,018)
Other comprehensive (loss) income, net of tax:
Net unrealized (losses) gains on marketable securities	(1,009)	1,064
Foreign currency translation adjustments	(538)	4,742
Total other comprehensive (loss) income	(1,547)	5,806
Comprehensive loss	$(15,952)	$(34,212)

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended April 30, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2026	237,915	$2	$2,299,616	$4,205	$(2,149,706)	$154,117
Issuance of common stock upon the exercise of stock options	280	—	686	—	—	686
Repurchases and retirement of common stock	(7,368)	—	—	—	(44,985)	(44,985)
Issuance of common stock upon the vesting and settlement of restricted stock units	2,256	—	—	—	—	—
Issuance of common stock under employee share purchase plan	818	—	4,874	—	—	4,874
Stock-based compensation expense	—	—	38,242	—	—	38,242
Net unrealized losses on marketable securities	—	—	—	(1,009)	—	(1,009)
Foreign currency translation adjustments	—	—	—	(538)	—	(538)
Net loss	—	—	—	—	(14,405)	(14,405)
Balances at April 30, 2026	233,901	$2	$2,343,418	$2,658	$(2,209,096)	$136,982

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

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2026	2025
Cash flows from operating activities
Net loss	$(14,405)	$(40,018)
Adjustments to reconcile net loss to net cash provided by operating activities:
Allowance for expected credit losses	493	1,027
Depreciation and amortization	6,052	4,963
Amortization of deferred contract acquisition costs	6,836	6,691
Stock-based compensation expense	36,322	48,167
Net accretion of discount on marketable securities	(255)	(736)
Non-cash lease expense	4,910	4,540
Amortization of discount on revolving credit facility and term loan issuance costs	30	30
Changes in operating assets and liabilities:
Accounts receivable	36,462	18,738
Prepaid expenses and other current assets	(10,055)	(8,846)
Other assets	(944)	(714)
Accounts payable	7,354	(1,724)
Accrued expenses and other liabilities	(15,464)	(7,442)
Deferred revenue	(10,738)	(12,512)
Operating lease liabilities	(6,354)	(5,400)
Net cash provided by operating activities	40,244	6,764
Cash flows from investing activities
Purchases of marketable securities	(50,043)	(34,055)
Maturities of marketable securities	52,515	41,000
Purchases of property and equipment	(2,808)	(638)
Capitalized internal-use software costs	(3,086)	(2,131)
Net cash (used in) provided by investing activities	(3,422)	4,176
Cash flows from financing activities
Repayment of term loan	(2,500)	—
Repurchases of common stock	(44,985)	(14,526)
Proceeds from exercise of stock options	686	1,257
Proceeds from employee stock purchase plan	4,874	7,746
Net cash used in financing activities	(41,925)	(5,523)
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	(798)	3,799
Net (decrease) increase in cash, cash equivalents, and restricted cash	(5,901)	9,216
Cash, cash equivalents, and restricted cash
Beginning of period	200,253	184,864
End of period	$194,352	$194,080

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2026	2025
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$193,656	$193,791
Restricted cash	696	289
Total cash, cash equivalents, and restricted cash	$194,352	$194,080

Supplemental cash flow data
Cash paid for income taxes	$2,008	$882
Supplemental non-cash investing and financing information
Purchase of property and equipment in accounts payable and accrued expenses and other current liabilities	$1,438	$31
Stock-based compensation expense capitalized for internal-use software	$1,920	$1,429
Repurchases of common stock in accrued expenses and other current liabilities	$—	$1,080

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
The unaudited condensed consolidated balance sheet as of January 31, 2026 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including certain notes required by GAAP on an annual reporting basis. In management's opinion, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to state fairly the balance sheet, statements of comprehensive loss, and stockholders' equity, and statements of cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2026.
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
Risks and Uncertainties
Global macroeconomic events including inflation, fluctuating interest rates, bank failures, supply chain disruptions, fluctuations in currency exchange rates, tariffs and changes in trade agreements, and international armed conflicts have led to economic uncertainty. These macroeconomic conditions have and are likely to continue to have adverse effects on the rate of global information technology (“IT”) spending, including the buying patterns of the Company’s customers and prospective customers.
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
The Company grants credit to customers in the normal course of business. For the three months ended April 30, 2026 and 2025, there were no individual customers that accounted for 10% or more of the Company’s revenues. No customer accounted for more than 10% of accounts receivable, net as of April 30, 2026 or January 31, 2026.
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

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company holds restricted cash for the future payment of voluntary disability insurance claims. The Company had $0.7 million of restricted cash as of April 30, 2026 and $0.4 million restricted cash as of January 31, 2026.
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
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset groups may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company recorded no impairment charge during the three months ended April 30, 2026 and 2025.
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
In September 2025, the FASB issued ASU 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)", which makes targeted improvements to the accounting for internal-use software. The guidance is effective for the Company's fiscal years and interim reporting periods beginning February 1, 2028, with early adoption permitted. The Company is currently evaluating the impact of adoption of the standard on its consolidated financial statements and related disclosures.
Note 3.    Revenues
Deferred Revenue and Remaining Performance Obligations
The Company recognized $146.2 million and $131.7 million of revenues during the three months ended April 30, 2026 and 2025, respectively, that were included in the deferred revenue balances at January 31, 2026 and 2025, respectively.
Deferred revenue that will be recognized within the next 12 months is recorded as deferred revenue, current and the remaining portion is recorded as deferred revenue, noncurrent. As of April 30, 2026, the Company's remaining performance obligations from contracts with customers was $518.1 million, of which the Company expects to recognize approximately 79% as revenues over the next 12 months and the remainder thereafter.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Deferred Contract Acquisition Costs
Deferred contract acquisition costs are amortized over a period of benefit of three years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in the software-as-a-service industry.
The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Three Months Ended April 30,
	2026	2025
Beginning balance	$44,346	$40,518
Capitalization of contract acquisition costs	6,129	7,509
Amortization of deferred contract acquisition costs	(6,836)	(6,691)
Ending balance	$43,639	$41,336
The following table summarizes the outstanding balances of deferred contract acquisition costs (in thousands):

	As of
	April 30, 2026	January 31, 2026
Deferred contract acquisition costs, current	$23,879	$23,962
Deferred contract acquisition costs, noncurrent	19,760	20,384
Total deferred contract acquisition costs	$43,639	$44,346

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
Note 4.    Fair Value Measurements
The following table summarizes, for assets measured at fair value, the respective fair value and classification by level of input within the fair value hierarchy (in thousands):

	As of April 30, 2026
	Level 1	Level 2	Level 3	Total
Current Assets
Cash equivalents
Money market funds	$95,397	$—	$—	$95,397
Commercial paper	—	2,788	—	2,788
Total cash equivalents	$95,397	$2,788	$—	$98,185
Marketable securities
U.S. Treasury securities	$141,387	$—	$—	$141,387
Corporate bonds	—	79,902	—	79,902
U.S. agency bonds	—	9,695	—	9,695
Total marketable securities	$141,387	$89,597	$—	$230,984
Total assets	$236,784	$92,385	$—	$329,169

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	As of January 31, 2026
	Level 1	Level 2	Level 3	Total
Current Assets
Cash equivalents
Money market funds	$67,786	$—	$—	$67,786
U.S. Treasury securities	4,450	—	—	4,450
Total cash equivalents	$72,236	$—	$—	$72,236
Marketable securities
U.S. Treasury securities	$142,306	$—	$—	$142,306
Commercial paper	—	8,446	—	8,446
Corporate bonds	—	73,760	—	73,760
U.S. agency bonds	—	9,698	—	9,698
Total marketable securities	$142,306	$91,904	$—	$234,210
Total assets	$214,542	$91,904	$—	$306,446

The following table summarizes the Company's investments in marketable securities on the condensed consolidated balance sheets (in thousands):

	As of April 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current Assets
U.S. Treasury securities	$141,269	$296	$(178)	$141,387
Corporate bonds	79,886	197	(181)	79,902
U.S. agency bonds	9,697	—	(2)	9,695
Total marketable securities	$230,852	$493	$(361)	$230,984

	As of January 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current Assets
U.S. Treasury securities	$141,589	$734	$(17)	$142,306
Commercial paper	8,446	—	—	8,446
Corporate bonds	73,338	422	—	73,760
U.S. agency bonds	9,696	2	—	9,698
Total marketable securities	$233,069	$1,158	$(17)	$234,210
The following table presents the contractual maturities of the Company’s marketable securities as of April 30, 2026 (in thousands):

	As of April 30, 2026
	Amortized Cost	Estimated Fair Value
Due within one year	$89,155	$89,354
Due within one to three years	141,697	141,630
Total	$230,852	$230,984

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company periodically evaluates its investments for expected credit losses. The Company had certain available-for-sale investment securities in a gross unrealized loss position, substantially all of which had been in such position for less than 12 months. The unrealized losses on the available-for-sale securities were primarily due to unfavorable changes in interest rates subsequent to the initial purchase of these securities. The Company expects to recover the full carrying value of its available-for-sale securities in an unrealized loss position as it does not intend or anticipate a need to sell these securities prior to recovering the associated unrealized losses. The Company also expects any credit losses would be immaterial based on the high-grade credit rating for each of such available-for-sale securities. As a result, the Company does not consider any portion of the unrealized losses as of April 30, 2026 or January 31, 2026 to represent credit losses.
In April 2020 and November 2022, the Company entered into credit agreements (the “April 2020 Senior Secured Term Loan” and “November 2022 Senior Secured Credit Facility” as defined in Note 6. Debt) with Silicon Valley Bank (“SVB”). The credit facilities are carried at amortized cost, which approximated their fair values as of April 30, 2026 and January 31, 2026. If the credit facilities were measured at fair value in the financial statements, they would be classified as Level 2 in the fair value hierarchy. The April 2020 Senior Secured Term Loan was repaid in full and terminated in November 2022. On March 27, 2023, First Citizens BancShares, Inc. announced that it entered into an agreement to purchase assets and liabilities of SVB, inclusive of the November 2022 Senior Secured Credit Facility.
Note 5.    Balance Sheet Components
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	As of
	April 30, 2026	January 31, 2026
Leasehold improvements	$102,529	$99,333
Capitalized internal-use software	56,583	51,577
Furniture and fixtures	14,036	12,858
Desktop and other computer equipment	3,264	3,114
Construction in progress	457	3,431
Total gross property and equipment	176,869	170,313
Less: Accumulated depreciation and amortization	(87,958)	(82,000)
Total property and equipment, net	$88,911	$88,313

Depreciation and amortization expense was $6.1 million and $4.9 million for the three months ended April 30, 2026 and 2025, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	April 30, 2026	January 31, 2026
Prepaid expenses	$18,600	$15,389
Deferred contract acquisition costs, current	23,879	23,962
Other current assets	9,185	9,222
Total prepaid expenses and other current assets	$51,664	$48,573

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	April 30, 2026	January 31, 2026
Term loan, current	$38,297	$40,823
Accrued payroll liabilities	18,619	24,144
Accrued sales and value-added taxes	15,280	15,748
Accrued taxes for fringe benefits	11,504	14,148
Accrued consulting expenses	3,687	4,612
Accrued advertising expenses	835	6,384
Other liabilities	17,337	17,857
Total accrued expenses and other current liabilities	$105,559	$123,716
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
In November 2022, the Company entered into an agreement for a four-year credit facility (as amended on April 13, 2023, June 18, 2024, November 18, 2024, May 29, 2025, and February 26, 2026, the “November 2022 Senior Secured Credit Facility”) with SVB, which refinanced the April 2020 Senior Secured Term Loan. The November 2022 Senior Secured Credit Facility provides for senior secured credit facilities in the aggregate principal amount of $150.0 million, including a senior secured term loan facility in an aggregate principal amount of $50.0 million and a revolving loan facility in an aggregate principal amount of up to $100.0 million, including a $30.0 million letter of credit sub-facility, maturing on November 7, 2026. On March 27, 2023, First Citizens BancShares, Inc. announced that it entered into an agreement to purchase assets and liabilities of SVB, inclusive of the November 2022 Senior Secured Credit Facility.
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
Pursuant to the terms of the November 2022 Senior Secured Credit Facility, the Company may issue letters of credit which may reduce the total amount available for borrowing under the revolving credit facility. Additionally, the Company is required to pay an annual commitment fee that accrues at a rate of 0.15% per annum on the unused portion of the borrowing commitments under the revolving credit facility. The Company had an aggregate of $21.7

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
million of letters of credit outstanding under the revolving credit facility as of April 30, 2026, and the Company’s total available borrowing capacity under the revolving credit facility was $78.3 million as of April 30, 2026.
As of April 30, 2026, $50.0 million was drawn and $38.1 million was outstanding under the November 2022 Senior Secured Credit Facility. As of April 30, 2026, the Company was in compliance with all financial covenants.
In conjunction with the close of the November 2022 Senior Secured Credit Facility, the Company paid upfront issuance fees of $0.4 million. The upfront fees are amortized over the remaining term of the agreement. As of April 30, 2026, the Company had less than $0.1 million remaining of upfront issuance fees allocated to the revolving credit facility presented in the Company’s condensed consolidated balance sheet within prepaid expenses and other current assets.
The net carrying amounts of the November 2022 Senior Secured Credit Facility were as follows (in thousands):

	As of
	April 30, 2026	January 31, 2026
Principal	$38,125	$40,625
Accrued interest	197	235
Unamortized loan issuance costs	(25)	(37)
Net carrying amount	$38,297	$40,823

Term loan, current	$38,297	$40,823

The net carrying amount of the current portion of the term loan is presented within accrued expenses and other current liabilities in the condensed consolidated balance sheets.
The expected future principal payments for all borrowings as of April 30, 2026 is as follows (in thousands):

Fiscal year ending January 31,	Expected Principal Payments
Remainder of fiscal year 2027	$38,125
Total expected future principal payments	$38,125
Note 7.     Commitments and Contingencies
Standby Letters of Credit
As of April 30, 2026, the Company had several letters of credit outstanding related to its operating leases totaling $21.7 million. The letters of credit expire at various dates between fiscal 2028 and fiscal 2035.
Purchase Commitments
In November 2024, the Company entered into a 60-month contract with Amazon Web Services (“AWS”) for hosting-related services, which replaced the Company’s prior agreement with AWS and terminated the remaining commitments under the prior agreement. Pursuant to the terms of the November 2024 contract with AWS, the Company is required to spend $255.0 million over the term of the contract between December 2024 to November 2029. The commitment may be offset by up to $4.2 million in credits, of which $3.7 million are subject to the Company meeting certain conditions of the agreement. As of April 30, 2026, the Company had purchase commitments remaining of $189.8 million under this contract, which are not reflected on the Company’s condensed consolidated balance sheet as of April 30, 2026. The Company may include certain agreements with third-party vendors purchased through AWS Marketplace within the AWS commitment, as spend for these agreements are eligible and expected to be used to meet the purchase commitment.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Future commitments under the AWS contract as of April 30, 2026, are as follows (in thousands):

Fiscal year ending January 31,	Purchase Commitments
Remainder of fiscal year 2027	$21,798
2028	54,000
2029	56,000
2030	58,000
Total remaining purchase commitments	$189,798
During the three months ended April 30, 2026, other than certain non-cancelable operating leases described in Note 8. Leases and the commitment for hosting-related services described above, there have been no other material changes outside the ordinary course of business to the Company’s contractual obligations and commitments from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026.
Indemnification Agreements
The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against any liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual.
Additionally, in the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which it agrees to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. For the three months ended April 30, 2026 and 2025, no demands have been made upon the Company to provide indemnification under such agreements, and there are no claims that the Company is aware of that could have a material adverse effect on its financial position, results of operations, or cash flows.
Contingencies
From time to time in the normal course of business, the Company may be subject to various claims and other legal matters arising in the ordinary course of business. As of April 30, 2026, the Company believes that none of its current legal proceedings would have a material adverse effect on its financial position, results of operations, or cash flows.
Note 8.     Leases
The Company leases real estate facilities under non-cancelable operating leases with various expiration dates through fiscal 2034. The Company has no lease agreements that are classified as finance leases.
Future minimum lease payments under non-cancelable operating leases with initial lease terms in excess of one year included in the Company’s total operating lease liabilities as of April 30, 2026 are as follows (in thousands):

Fiscal year ending January 31,	Operating Lease Payments
Remainder of fiscal year 2027	$32,987
2028	43,223
2029	38,934
2030	35,146
2031 and thereafter	136,340
Total undiscounted operating lease payments	$286,630
Less: imputed interest	(76,687)
Total operating lease liabilities	$209,943

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As of April 30, 2026, the Company has a commitment of $22.5 million for operating leases that have not yet commenced, and therefore are not included in the ROU asset or operating lease liabilities. The foregoing operating leases expire between fiscal 2033 and fiscal 2037.
The Company has subleased certain office spaces to third parties and has classified the subleases as operating leases. The subleases have lease terms ranging from four to five years. Sublease income was $1.2 million for the three months ended April 30, 2026 and $0.6 million for the three months ended April 30, 2025. The Company recognizes sublease income as a reduction of lease expense in the Company’s condensed consolidated statements of operations.
Operating lease amounts in the table above do not include sublease payments to be received of $16.1 million. As of April 30, 2026, the future total minimum sublease payments to be received were as follows (in thousands):

Fiscal year ending January 31,	Sublease Payments to be Received
Remainder of fiscal year 2027	$4,372
2028	5,524
2029	4,620
2030	1,628
Total sublease payments to be received	$16,144
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended April 30,
	2026	2025
Numerator:
Net loss	$(14,405)	$(40,018)
Denominator:
Weighted-average shares used in calculating net loss per share, basic and diluted	238,164	234,859
Net loss per share, basic and diluted	$(0.06)	$(0.17)

The potential shares of common stock that were excluded from the computation of diluted net loss per share for the period presented because including them would have been anti-dilutive are as follows (in thousands):

	Three Months Ended April 30,
	2026	2025
Stock options	4,076	5,716
Restricted stock units	10,207	18,063
Performance-based restricted stock units (1)	1,460	—
Shares issuable pursuant to the 2020 Employee Stock Purchase Plan	338	212
Total	16,081	23,991
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

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 10. Stockholders’ Equity
Common Stock
There are two classes of common stock that total 1,500,000,000 authorized shares: 1,000,000,000 authorized shares of Class A common stock and 500,000,000 authorized shares of Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 10 votes per share and is convertible into one share of Class A common stock. There were 164,360,667 shares of Class A common stock and 69,540,280 shares of Class B common stock issued and outstanding as of April 30, 2026. There were 162,018,631 shares of Class A common stock and 75,896,680 shares of Class B common stock outstanding as of January 31, 2026.
All changes in the number of shares of common stock outstanding for the three months ended April 30, 2026 were related to changes in Class A common stock, other than conversions of Class B common stock into an equivalent number of shares of Class A common stock.
Stock Plans
The Company has a 2009 Stock Plan (the “2009 Plan”), a 2012 Amended and Restated Stock Plan (the “2012 Plan”), and a 2020 Equity Incentive Plan (the “2020 Plan”). Each plan was initially established to grant equity awards to employees and consultants of the Company to assist in attracting, retaining, and motivating employees and consultants and to provide incentives to promote the success of the Company’s business. The number of shares reserved for issuance under the 2020 Plan increased by 11,895,765 shares of Class A common stock on February 1, 2026. As of April 30, 2026, 57,760,357 shares were reserved for issuance under the 2020 Plan.
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

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock Options
Option activity under the Company’s combined stock plans is set forth below (in thousands, except years and per share data):

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balances at January 31, 2026	4,356	$3.69	2.8	$28,562
Stock options granted	—	—
Stock options exercised	(280)	2.45
Stock options cancelled	—	—
Balances at April 30, 2026	4,076	$3.78	2.6	$11,388
Vested and exercisable at April 30, 2026	3,990	$3.81	2.6	$11,031
Vested and expected to vest at April 30, 2026	4,076	$3.78	2.6	$11,388

The total intrinsic value of stock options exercised during the periods presented were as follows:

	Three Months Ended April 30,
	2026	2025
Aggregate intrinsic value of stock options exercised (in thousands)	$1,394	$4,583
Restricted Stock Units
The Company’s RSU activity is set forth below (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Unvested RSUs at January 31, 2026	12,631	$17.06	$129,468
RSUs granted	1,928	7.36
RSUs vested	(2,184)	16.99
RSUs cancelled/forfeited	(2,168)	15.40
Unvested RSUs at April 30, 2026	10,207	$15.59	$64,508
RSUs vested, not yet released at April 30, 2026	193	$42.83
The weighted-average grant date fair value of RSUs granted during the three months ended April 30, 2026 and 2025 was $7.36 and $18.46, respectively. The total grant date fair value of RSUs vested during the three months ended April 30, 2026 and 2025 was $37.1 million and $45.4 million, respectively.
Performance-Based Restricted Stock Units
The Company grants PSUs to certain executives which are subject to vesting based on either the achievement of a market-based condition and service-based condition (“Market-Based Awards”) or a performance-based condition and service-based condition (“Performance-Based Awards”). The number of shares eligible to vest will range between zero and 200%, depending on the attainment level of the market and performance conditions over a range of one to four annual performance periods.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Market-Based Awards
The Market-Based Awards vest based on both (i) continuous service through each vesting date and (ii) the Company’s relative total shareholder return performance as compared to a defined group of peer companies during the performance periods. The Company estimates the grant-date fair value of the Market-Based Awards using a Monte Carlo simulation model, which models multiple stock price paths in order to estimate the grant date fair value of the awards. The valuation model incorporates various assumptions including expected stock price volatility, expected term, expected dividend yield, and risk-free interest rates. The Company estimates the volatility of its common stock and the common stock of its peer companies on the date of grant based on the respective historical equity volatility. The expected term is based on the award agreement, the expected dividend yield input is zero as the Company has never declared a dividend and does not expect to pay any cash dividends in the foreseeable future, and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company recognizes stock-based compensation expense for the Market-Based Awards using the accelerated attribution method over the requisite service period. Failure to satisfy the market condition results in the forfeiture of units but does not result in the reversal of previously recognized compensation cost.
The following assumptions were used to calculate the fair value of the Market-Based Awards granted during the three months ended April 30, 2026:

April 30, 2026
Risk-free interest rate	3.6%
Expected term	1 to 4 years
Dividend yield	—%
Expected volatility	73.4%
During the three months ended April 30, 2026, the Company granted 391,534 Market-Based Awards and recognized $2.5 million of stock-based compensation expense related to its Market-Based Awards. During the three months ended April 30, 2025, no Market-Based Awards had been granted, and therefore no such stock-based compensation expense had been recognized.
Performance-Based Awards
The Performance-Based Awards will vest upon satisfaction of both (i) continuous service through each vesting date and (ii) achievement of certain performance targets during the performance periods. Under ASC 718, the Performance-Based Awards are determined to be granted once the performance targets are approved by the board of directors, as this is when a mutual understanding of the key terms of the awards have been established. The Company estimates the grant-date fair value of the Performance-Based Awards based on the price of the Company’s common stock on the date of grant. Stock-based compensation for these awards is recognized using the accelerated attribution method over the requisite service period and is only recognized if achievement of the performance targets is considered probable. The probability of achievement is assessed at the grant date and is reassessed each reporting period. Stock-based compensation for these awards will be adjusted to reflect the number of awards that ultimately vest.
During the three months ended April 30, 2026, the Company granted 123,821 Performance-Based Awards and recognized $0.3 million of stock-based compensation expense related to its Performance-Based Awards. During the three months ended April 30, 2025, no Performance-Based Awards had been granted, and therefore no such stock-based compensation expense had been recognized.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company’s PSU activity is set forth below (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Unvested PSUs at January 31, 2026	991	$19.98	$10,158
PSUs granted	515	8.49
PSUs vested	—	—
PSUs cancelled/forfeited	(46)	8.44
Unvested PSUs at April 30, 2026	1,460	$16.28	$9,229
The weighted-average grant date fair value of PSUs granted during the three months ended April 30, 2026 was $8.49 and there were no PSU awards granted during the three months ended April 30, 2025. No PSU awards vested during the three months ended April 30, 2026 and 2025.
Stock-Based Compensation Expense
Stock-based compensation expense for stock-based awards to employees and non-employees in the Company’s condensed consolidated statements of operations for the periods below were as follows (in thousands):

	Three Months Ended April 30,
	2026	2025
Cost of revenues	$504	$344
Research and development	18,068	24,364
Sales and marketing	8,739	14,823
General and administrative	9,011	8,636
Total stock-based compensation expense	$36,322	$48,167

The stock-based compensation expense related to awards granted to non-employees for the three months ended April 30, 2026 and 2025 were not material.
Total unrecognized stock-based compensation expense related to unvested awards not yet recognized under all equity compensation plans was as follows:

	As of April 30, 2026
	Unrecognized Expense (in thousands)	Weighted-Average Expected Recognition Period (in years)
Stock options	$92	1.9
RSUs	129,697	1.9
PSUs	15,807	1.8
Total unrecognized stock-based compensation expense	$145,596	1.9
2020 Employee Stock Purchase Plan
In September 2020, the Company’s board of directors adopted and approved the 2020 Employee Stock Purchase Plan (“ESPP”), which became effective on the effective date of the Company's registration statement on Form S-1 filed with the SEC in connection with the direct listing. The number of shares reserved under the ESPP was automatically increased on February 1, 2026 to 14,596,024 shares of Class A common stock, pursuant to the evergreen provisions of the ESPP.

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
The Company recognized stock-based compensation expense related to the ESPP of $1.7 million and $2.2 million during the three months ended April 30, 2026 and 2025, respectively. As of April 30, 2026 and January 31, 2026, $1.8 million and $6.0 million, respectively, have been withheld in contributions from employees. As of April 30, 2026, total unrecognized stock-based compensation expense related to the ESPP was $10.3 million, which will be amortized over a weighted-average vesting term of 1.3 years.
Stock Repurchase Program
In June 2024, the Company’s board of directors authorized a stock repurchase program of up to $150.0 million of its outstanding Class A common stock (the “Repurchase Program”). The Repurchase Program was later amended on May 30, 2025 to remove the original expiration date and authorize the repurchase of an additional $100.0 million of Class A common stock. On February 27, 2026, the Repurchase Program was amended by the board of directors to authorize the repurchase of an additional $160.0 million of Class A common stock. Under the Repurchase Program, which is designed to return value to the Company’s stockholders and reduce share count over time, the Company may repurchase shares in the open market, through privately negotiated transactions, by entering into structured repurchase agreements with third parties, by making block purchases, and/or pursuant to Rule 10b5-1 trading plans. The timing, manner, price, and amount of any repurchases under the Repurchase Program will be determined by the Company in its discretion.
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
The following table summarizes the stock repurchase activity under the Company’s Repurchase Program (in thousands, except per share data):

	Three Months Ended April 30,
	2026	2025
Number of shares repurchased	7,368	1,034
Weighted-average price per share	$6.11	$15.09
Aggregate purchase price	$44,985	$15,606

As of April 30, 2026, $154.5 million remained available for future stock repurchases under the Repurchase Program. All shares of Class A common stock repurchased under the Repurchase Program were retired. Upon retirement, the par value of the common stock repurchased was deducted from common stock and any excess of repurchase price over par value was recorded entirely to accumulated deficit in the condensed consolidated balance sheets.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 11.    Interest Income and Other Income (Expense), Net
Interest income and other income (expense), net consist of the following (in thousands):

	Three Months Ended April 30,
	2026	2025
Interest income	$3,895	$4,232
Unrealized losses on foreign currency transactions	(35)	(758)
Other non-operating (expense) income	(957)	2,356
Total interest income and other income (expense), net	$2,903	$5,830
Other non-operating (expense) income consists primarily of realized foreign currency gains and losses on transactions in the periods presented.
Note 12.    Income Taxes
The Company's income tax expense was $1.4 million and $1.2 million for the three months ended April 30, 2026 and 2025, respectively, primarily due to income taxes in foreign jurisdictions.
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
Note 13.    Geographic Information
The following tables set forth revenues and long-lived assets, which primarily consist of property and equipment, net and operating lease ROU assets, by geographic area for the periods presented below (in thousands):
Revenues

	Three Months Ended April 30,
	2026	2025
United States	$120,324	$111,537
International	84,771	75,730
Total revenues	$205,095	$187,267

Revenues by geography are based on the shipping address of the customer.
Long-Lived Assets

	As of
	April 30, 2026	January 31, 2026
United States	$201,604	$202,567
International	23,543	19,168
Total long-lived assets	$225,147	$221,735

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
As of April 30, 2025, the Company had recorded cumulative total restructuring charges of $6.7 million related to the 2025 Restructuring Plan, consisting of $6.0 million of severance and related charges and $0.7 million of stock-based compensation expense. During the three months ended April 30, 2025, the Company recorded restructuring charges of $2.2 million and settled substantially all restructuring liability, with $0.1 million reflected within accrued expenses and other current liabilities as of April 30, 2025.
The Company did not have material restructuring activity during the three months ended April 30, 2026.
Restructuring costs consist of the following activity for the periods presented (in thousands):

Three Months Ended April 30,
2025
Severance and related charges	$2,387
Stock-based compensation benefit	(170)
Total	$2,217
The restructuring costs are recognized in the condensed consolidated statement of operations for the periods presented (in thousands):

Three Months Ended April 30,
2025
Research and development	$948
Sales and marketing	831
General and administrative	438
Total	$2,217
Note 15.     Subsequent Events
On May 27, 2026, the Company acquired Eigen Inc. (“StackAI”) pursuant to an agreement and plan of merger for approximately $75.0 million in cash consideration, subject to customary purchase price adjustments. StackAI is a privately held artificial intelligence company that offers a no-code AI automation platform that allows businesses to build, test, and deploy custom AI agents and complex workflows. The acquisition is expected to help accelerate the Company’s broader AI platform strategy. The Company also plans to issue equity awards to certain StackAI employees, which will generally vest subject to each employees’ respective continued employment, with a portion further subject to the achievement of certain performance conditions. Given the timing of the transaction, the initial accounting for the acquisition is in process and has not been completed at the time the condensed consolidated financial statements are issued. The transaction will be treated as a business combination.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on March 13, 2026. As described in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.
Overview
Asana is the work management platform built for the agentic enterprise, where humans and AI agents run critical workflows together. Our platform enables individuals to work smarter, teams to move faster, and organizations to deliver results. Customers use Asana to connect their work to company goals and orchestrate mission critical workflows like product launches, employee onboarding, resource planning, tracking company-wide strategic initiatives and more. By combining shared memory with enterprise-grade governance, our platform enables organizations to coordinate work across human and AI team members on the same live plan. This drives clarity, accountability, and impact across the organization from executives and department heads to team leads, individuals, and agents delivering the work. In Asana, the “Who, What, When, and Why” of work is transparent, ensuring that every action, whether taken by a person or an AI agent, is grounded in real business context and aligned to strategic goals.
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
As of April 30, 2026, we had 26,103 Core customers contributing approximately 76% of revenues for the three months then ended. As of April 30, 2025, we had 24,297 Core customers who contributed approximately 75% of revenues for the three months then ended.
As of April 30, 2026 and 2025, we had 817 and 728 customers spending over $100,000, on an annualized basis, respectively.
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
As of April 30, 2026 and 2025, our dollar-based net retention rate was 96% and 95%, respectively.
As of April 30, 2026 and 2025, our dollar-based net retention rate for our Core customers was 97% and 96%, respectively. Our dollar-based net retention rate for customers spending over $100,000 on an annualized basis for the same periods was 96% and 95%, respectively.
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
Acquisition of StackAI
On May 28, 2026, we announced the acquisition of Eigen Inc. (“StackAI”), a privately held artificial intelligence company that offers a no-code AI automation platform that allows businesses to build, test, and deploy custom AI agents and complex workflows. The acquisition is expected to help accelerate our broader AI platform strategy.

Leadership Transitions
In March 2026, we announced the resignation of our former Chief Financial Officer, Sonalee Parekh, and the appointment of our new Chief Financial Officer, Aziz Megji, effective March 24, 2026. In March 2026, we also announced the appointment of Veronica Sosa as our Chief Accounting Officer and principal accounting officer, effective March 11, 2026.
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

	Three Months Ended April 30,
	2026	2025
	(in thousands)
Revenues	$205,095	$187,267
Cost of revenues (1)	25,414	19,227
Gross profit	179,681	168,040
Operating expenses:
Research and development (1)	66,089	75,127
Sales and marketing (1)	92,464	99,841
General and administrative (1)	36,368	36,976
Total operating expenses	194,921	211,944
Loss from operations	(15,240)	(43,904)
Interest income and other income (expense), net	2,903	5,830
Interest expense	(649)	(791)
Loss before provision for income taxes	(12,986)	(38,865)
Provision for income taxes	1,419	1,153
Net loss	$(14,405)	$(40,018)
__________________
(1)Amounts include stock-based compensation expense as follows:

	Three Months Ended April 30,
	2026	2025
	(in thousands)
Cost of revenues	$504	$344
Research and development	18,068	24,364
Sales and marketing	8,739	14,823
General and administrative	9,011	8,636
Total stock-based compensation expense	$36,322	$48,167

The following table sets forth the components of our statements of operations data, for each of the periods presented, as a percentage of revenues.

	Three Months Ended April 30,
	2026	2025
	(percent of revenues)
Revenues	100%	100%
Cost of revenues	12	10
Gross margin	88	90
Operating expenses:
Research and development	32	40
Sales and marketing	45	53
General and administrative	18	20
Total operating expenses	95	113
Loss from operations	(7)	(23)
Interest income and other income (expense), net	1	3
Interest expense	*	*
Loss before provision for income taxes	(6)	(21)
Provision for income taxes	*	*
Net loss	(7)%	(21)%
_______________
* Less than 1%.
Note: Certain figures may not sum due to rounding.
Comparison of Three Months Ended April 30, 2026 to Three Months Ended April 30, 2025
Revenues

	Three Months Ended April 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Revenues	$205,095	$187,267	$17,828	10%

Revenues increased $17.8 million, or 10%, during the three months ended April 30, 2026 compared to the three months ended April 30, 2025. The increase in revenues was primarily due to the addition of new paying customers and a continued shift in our sales mix toward our higher priced Enterprise+ subscription plan.
Cost of Revenues

	Three Months Ended April 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Cost of revenues	$25,414	$19,227	$6,187	32%

Cost of revenues increased $6.2 million, or 32%, during the three months ended April 30, 2026 compared to the three months ended April 30, 2025. The increase was primarily due to an increase of $2.4 million in third-party hosting costs, an increase of $1.9 million in personnel-related costs, an increase of $1.1 million in amortization of capitalized software development costs, an increase of $0.4 million in infrastructure-related costs and an increase of $0.3 million in credit card processing fees.

Operating Expenses

	Three Months Ended April 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Research and development	$66,089	$75,127	$(9,038)	(12)%
Sales and marketing	92,464	99,841	(7,377)	(7)%
General and administrative	36,368	36,976	(608)	(2)%
Total operating expenses	$194,921	$211,944	$(17,023)	(8)%
Research and Development
Research and development expenses decreased $9.0 million, or 12%, during the three months ended April 30, 2026 compared to the three months ended April 30, 2025. The decrease was primarily due to a decrease of $7.6 million in personnel-related costs and an increase of $1.4 million in capitalized software costs.
Sales and Marketing
Sales and marketing expenses decreased $7.4 million, or 7%, during the three months ended April 30, 2026 compared to the three months ended April 30, 2025. The decrease was primarily due to a decrease of $4.2 million in personnel-related costs, a decrease of $2.0 million in travel and entertainment costs, and a decrease of $1.1 million in allocated overhead costs.
General and Administrative
General and administrative expenses decreased $0.6 million, or 2%, during the three months ended April 30, 2026 compared to the three months ended April 30, 2025. The decrease was primarily due to a decrease of $0.7 million in allocated overhead costs, a decrease of $0.6 million in regulatory and compliance costs, a decrease of $0.5 million in provision for credit losses, and offset by an increase of $1.2 million in professional fees.
Interest Income, Interest Expense, and Other Income (Expense), Net

	Three Months Ended April 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Interest income and other income (expense), net	$2,903	$5,830	$(2,927)	(50)%
Interest expense	(649)	(791)	142	18%

Interest income and other income (expense), net decreased by $2.9 million, or 50%, during the three months ended April 30, 2026 compared to the three months ended April 30, 2025, primarily due to a decrease of $2.6 million in foreign currency transaction gains (losses) and a decrease of $0.3 million in interest income on marketable securities. Interest expense decreased by $0.1 million, or 18%, during the three months ended April 30, 2026 compared to the three months ended April 30, 2025, primarily due to a decrease in interest rates.

Non-GAAP Financial Measures
The following tables present certain non-GAAP financial measures for each period presented below. In addition to our results determined in accordance with GAAP, we believe these non-GAAP financial measures are useful in evaluating our operating performance. See below for a description of the non-GAAP financial measures and their limitations as an analytical tool.

	Three Months Ended April 30,
	2026	2025
	(in thousands)
Non-GAAP income from operations	$23,576	$8,137
Non-GAAP net income	$24,411	$12,023
Free cash flow	$34,350	$3,995
Adjusted free cash flow	$34,350	$9,882
Non-GAAP Income (Loss) From Operations and Non-GAAP Net Income (Loss)
We define non-GAAP income (loss) from operations as loss from operations plus stock-based compensation-related charges including the related employer payroll tax associated with RSUs and amortization of stock-based compensation capitalized in internal-use software, impairment of long-lived assets, restructuring costs, and acquisition-related costs. The amount of employer payroll tax-related items on employee stock transactions is dependent on our stock price and other factors that are beyond our control and that do not correlate to the operation of the business. The restructuring costs are related to the reduction of our global workforce, which resulted in expenses related to severance, benefits, and other related items. When evaluating the performance of our business and making operating plans, we do not consider these items (for example, when considering the impact of equity award grants, we place a greater emphasis on overall stockholder dilution rather than the accounting charges associated with such grants). We believe the costs associated with restructuring are distinguishable from ongoing operating costs and are not reflective of underlying trends in our business. We believe it is useful to exclude these expenses in order to better understand the long-term performance of our core business, to facilitate comparison of our results to those of peer companies, and to facilitate comparison over multiple periods.
We define non-GAAP net income (loss) as net loss plus stock-based compensation expense-related charges including the related employer payroll tax associated with RSUs and amortization of stock-based compensation capitalized in internal-use software, impairment of long-lived assets, and restructuring costs.
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
The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.
Non-GAAP Income (Loss) From Operations

	Three Months Ended April 30,
	2026	2025
	(in thousands)
Loss from operations	$(15,240)	$(43,904)
Add:
Stock-based compensation-related charges (1)	38,269	49,824
Restructuring costs	—	2,217
Acquisition-related costs	547	—
Non-GAAP income from operations	$23,576	$8,137
__________________
(1)Stock-based compensation-related charges includes related payroll tax associated with RSUs and amortization of stock-based compensation capitalized in internal-use software. We began excluding amortization of stock-based compensation capitalized in internal-use software from our non-GAAP measures starting in the quarter ended April 30, 2026 and have presented the change prospectively as prior period amounts were immaterial. The amounts of amortization of stock-based compensation capitalized in internal-use software was $1.1 million for the three months ended April 30, 2026 and was $0.6 million for the three months ended April 30, 2025. This change has no impact on our GAAP financial results.
Non-GAAP Net Income (Loss)

	Three Months Ended April 30,
	2026	2025
	(in thousands)
Net loss	$(14,405)	$(40,018)
Add:
Stock-based compensation-related charges (1)	38,269	49,824
Restructuring costs	—	2,217
Acquisition-related costs	547	—
Non-GAAP net income	$24,411	$12,023
__________________
(1)Stock-based compensation-related charges includes related payroll tax associated with RSUs and amortization of stock-based compensation capitalized in internal-use software. We began excluding amortization of stock-based compensation capitalized in internal-use software from our non-GAAP measures starting in the quarter ended April 30, 2026 and have presented the change prospectively as prior period amounts were immaterial. The amounts of amortization of stock-based compensation capitalized in internal-use software was $1.1 million for the three months ended April 30, 2026 and was $0.6 million for the three months ended April 30, 2025. This change has no impact on our GAAP financial results.

Free Cash Flow and Adjusted Free Cash Flow

	Three Months Ended April 30,
	2026	2025
	(in thousands)
Net cash (used in) provided by investing activities	$(3,422)	$4,176
Net cash used in financing activities	$(41,925)	$(5,523)
Net cash provided by operating activities	$40,244	$6,764
Less:
Purchases of property and equipment	(2,808)	(638)
Capitalized internal-use software costs	(3,086)	(2,131)
Free cash flow	$34,350	$3,995
Add:
Restructuring costs paid	—	5,887
Adjusted free cash flow	$34,350	$9,882
Liquidity and Capital Resources
Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock and common stock, the issuance of senior mandatory convertible promissory notes in January and June 2020 to a trust affiliated with our co-founder, Chair, and former CEO, Dustin Moskovitz, cash generated from the sale of subscriptions to our platform, and financing activities including a private placement transaction with Mr. Moskovitz. We have generated losses from our operations as reflected in our accumulated deficit of $2,209.1 million as of April 30, 2026.
As of April 30, 2026, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $424.6 million.
In November 2022, we entered into a four-year credit agreement with SVB, which provided for a senior secured credit facilities in the aggregate principal amount of up to $150.0 million, consisting of a term loan facility in the aggregate principal amount of $50.0 million and a revolving loan facility in an aggregate principal amount of up to $100.0 million, including a $30.0 million letter of credit sub-facility (as amended on April 13, 2023, June 18, 2024, November 18, 2024, May 29, 2025, and February 26, 2026, the “November 2022 Senior Secured Credit Facility”). The November 2022 Senior Secured Credit Facility refinanced our prior credit agreement with SVB (the “April 2020 Senior Secured Term Loan”) and terminates on November 7, 2026.
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
As of April 30, 2026, under the November 2022 Senior Secured Credit Facility there was $50.0 million drawn and $38.1 million was outstanding under the term loan, no amounts outstanding under the revolving credit facility and an aggregate $21.7 million in letters of credit issued under the credit sub-facility. Our total available borrowing capacity under the revolving credit facility was $78.3 million as of April 30, 2026.
On March 27, 2023, First Citizens BancShares, Inc. (“First Citizens”) announced that it had entered into an agreement to purchase assets and liabilities of SVB, inclusive of our November 2022 Senior Secured Credit Facility. We continue to have the ability to make additional borrowings under the November 2022 Senior Secured Credit Facility which is now held by SVB as a division of First Citizens.
In June 2024, our board of directors authorized a stock repurchase program of up to $150.0 million of our outstanding Class A common stock (the “Repurchase Program”). Repurchases are made on the open market, including via pre-set trading plans, in accordance with applicable securities laws. The Repurchase Program is funded using our working capital and was initially authorized through June 2025. The Repurchase Program does not obligate us to acquire any particular amount of Class A common stock, and the Repurchase Program may be suspended or discontinued at any time at our discretion. During the three months ended April 30, 2026, we repurchased 7.4 million shares of our outstanding Class A common stock for an aggregate purchase price of $45.0 million. During the three months ended April 30, 2025, we repurchased 1.0 million shares of our outstanding Class A common stock for an aggregate purchase price of $15.6 million. All shares of Class A common stock repurchased were retired. The Repurchase Program was later amended on May 30, 2025 to remove the original expiration date and authorize the repurchase of an additional $100.0 million of Class A common stock. The Repurchase Program was later amended on February 27, 2026 to authorize the repurchase of an additional $160.0 million of Class A common stock. As of April 30, 2026, $154.5 million remained available for future stock repurchases under the Repurchase Program. The Repurchase Program, as amended, has no specified expiration date and will continue until the funds committed to the Repurchase Program are exhausted or such authorization is revoked by our board of directors. See Note 10. Stockholders’ Equity to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding stock repurchases.
A substantial source of our cash provided by operating activities is our customer billings for subscription to our platform. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is included on our condensed consolidated balance sheets as a liability and is recorded as revenues over the term of the subscription agreement. As of April 30, 2026, we had $323.1 million of deferred revenue, of which $322.9 million was recorded as a current liability. This deferred revenue will be recognized as revenues when all of the revenue recognition criteria are met.
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
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended April 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$40,244	$6,764
Net cash (used in) provided by investing activities	(3,422)	4,176
Net cash used in financing activities	(41,925)	(5,523)
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
Net cash provided by operating activities of $40.2 million for the three months ended April 30, 2026 reflects our net loss of $14.4 million, adjusted by non-cash items such as stock-based compensation expense of $36.3 million, amortization of deferred contract acquisition costs of $6.8 million, depreciation and amortization of $6.1 million, non-cash lease expense of $4.9 million, and provision for expected credit losses of $0.5 million, partially offset by net accretion of discount on marketable securities of $0.3 million, and net cash inflows of $0.3 million from changes in our operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities primarily consisted of a $36.5 million decrease in accounts receivable and a $7.4 million increase in accounts payable. These amounts were partially offset by a $15.5 million decrease in accrued expenses and other liabilities primarily from accrued advertising expenses and accrued payroll liability, a $10.7 million decrease in deferred revenue resulting from decreased billings for subscriptions, a $10.1 million increase in prepaid expenses and other current assets related to an increase in deferred contract acquisition costs, a $6.4 million decrease in operating lease liabilities, and a $0.9 million increase in other assets.
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
Investing Activities
Net cash used in investing activities of $3.4 million for the three months ended April 30, 2026 consisted of $50.0 million in purchases of marketable securities, $3.1 million in capitalized internal-use software costs, and $2.8 million in purchases of property and equipment. This was partially offset by $52.5 million in maturities of marketable securities.
Net cash provided by investing activities of $4.2 million for the three months ended April 30, 2025 consisted of $41.0 million in maturities of marketable securities, partially offset by $34.1 million in purchases of marketable securities, $2.1 million in capitalized internal-use software costs, and $0.6 million in purchases of property and equipment.
Financing Activities
Net cash used in financing activities of $41.9 million for the three months ended April 30, 2026 consisted of $45.0 million in repurchases of Class A common stock and $2.5 million in repayment of term loan. This was partially offset by $4.9 million in proceeds from our employee stock purchase plan and $0.7 million in proceeds from the exercise of stock options.
Net cash used in financing activities of $5.5 million for the three months ended April 30, 2025 consisted of $14.5 million in repurchases of Class A common stock. This was partially offset by $7.7 million in proceeds from our employee stock purchase plan and $1.3 million in proceeds from the exercise of stock options.
Contractual Obligations and Commitments
During the three months ended April 30, 2026, there were no material changes in our contractual obligations and other commitments as disclosed in our Annual Report on Form 10-K filed with the SEC on March 13, 2026.

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
Except as noted below, there have been no changes to our critical accounting policies and estimates during the three months ended April 30, 2026 as compared to those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K filed with the SEC on March 13, 2026.
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
Interest Rate Risk
Our cash, cash equivalents, restricted cash, and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds, U.S. government securities, corporate bonds, U.S. agency bonds, and commercial paper. As of April 30, 2026 and January 31, 2026, we had cash and cash equivalents of $193.7 million and $199.8 million, respectively, restricted cash of $0.7 million and $0.4 million, respectively, and marketable securities of $231.0 million and $234.2 million, respectively. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. As of April 30, 2026, a hypothetical increase in interest rates for our investments by 100 basis points would not have a material impact on our condensed consolidated financial statements.
Any borrowings under the revolving credit facility bear interest at a variable rate tied to the adjusted term SOFR, the prime rate, or the federal funds effective rate. As of April 30, 2026, we had $38.1 million outstanding under the credit facility. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations. As of April 30, 2026, a hypothetical increase of 100 basis points in interest rates for our revolving credit facility would not have a material impact on our condensed consolidated financial statements.
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
As exchange rates may fluctuate significantly between periods, our non-U.S. dollar denominated revenue and operating expenses may also experience significant fluctuations between periods as we convert these to U.S. dollars. Volatile market conditions arising from the macro environment have and may in the future result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar has and may in the future negatively affect our revenue expressed in U.S. dollars. In the three months ended April 30, 2026, 29% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins. We disclose the impact of realized foreign currency gains and losses within Note 11. Interest Income and Other Income (Expense), Net. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the three months ended April 30, 2026 and 2025.
As the impact of foreign currency exchange rates are not projected to be material to our operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of April 30, 2026. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended April 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred net losses in each fiscal year since our founding. We generated net losses of $14.4 million and $40.0 million for the three months ended April 30, 2026 and 2025, respectively. As of April 30, 2026, we had an accumulated deficit of $2,209.1 million. We do not expect to be profitable in the near future, and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. These losses reflect, among other things, the significant investments we made to develop and commercialize our platform, serve our existing customers, and broaden our customer base.
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
•costs and timing of expenses related to the potential acquisition of businesses, including our acquisition of StackAI, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs;
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
Operating our business and platform involves the collection, processing, storage, and transmission of sensitive, regulated, proprietary and confidential information, including our personal information and business information and those of our customers. As a result, we and the third parties with whom we work face a variety of evolving threats, including but not limited to ransomware attacks, which could cause security incidents. Security incidents can and do compromise the confidentiality, integrity, and availability of this information or our systems. Such incidents include, but are not limited to, cyber-attacks, software bugs and vulnerabilities, malicious internet-based activity, online and offline fraud, server malfunctions, software or hardware failures, email account takeovers, malicious code, malware (including as a result of advanced persistent threat intrusion), viruses, social engineering (including through deep fakes, which are increasingly more difficult to identify, and phishing attacks), ransomware, supply chain attacks and vulnerabilities through our third-party partners, denial-of-service attacks, credential stuffing, credential harvesting, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fire, floods, attacks enhanced or facilitated by AI (including through the identification or exploitation of vulnerabilities), and other similar threats, efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations, threat actors, “hacktivists,” organized criminal threat actors, errors or malfeasance of our personnel, logic flaws, implementation flaws, and other misconfigurations and security vulnerabilities in the software or systems on which we rely. For example, in June 2025, we suffered a flaw in the implementation of our Model Context Protocol feature that potentially led to certain data in the instances of certain customers being accessible to other users of this feature. Additionally, we have been impacted by the use of automated or other fraudulent processes designed to circumvent controls to conduct fraud, send spam, or to execute an account takeover. We anticipate such activity to continue. These abuses, exploits, and other potential causes of security breaches and incidents, and the steps that we take to address them may result in a loss of anticipated revenue, increased costs to protect against or remediate these issues, or cause harm to our reputation and brand.
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
Artificial intelligence-related technologies are subject to existing laws and regulations relating to privacy, data protection, security, intellectual property, and product liability, and will continue to be subject to additional new laws and regulations in the coming years. For example, several countries, states, and localities have proposed, enacted, or are considering laws governing the development and use of AI, machine learning, and automated decision-making technologies, such as the EU’s AI Act, the Colorado Artificial Intelligence Act, and the California AI Transparency Act. For example, the EU AI Act sets out a risk-based framework, subjecting certain AI technologies to numerous compliance obligations, including transparency, conformity and risk assessment, monitoring and human oversight requirements. Under the EU AI Act, non-compliant companies may be subject to administrative fines of up to 35 million Euros or 7% of a company’s total worldwide annual turnover for the preceding financial year, whichever is the higher. Depending on how the EU AI Act is implemented and interpreted, we may have to adapt our business practices, contractual arrangements, and services to comply with such obligations. The effects of these laws and regulations are difficult to predict, and other jurisdictions may adopt similar laws and regulations.
Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may apply, or be asserted to apply, to certain AI and machine learning technologies. These obligations may make it harder for us to conduct our business using AI and machine learning, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI and machine learning technologies, or prevent or limit the use of AI, machine learning, and automated decision-making technologies. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI and machine learning, and automated decision-making technologies where they allege the company has violated privacy and consumer protection laws. If we cannot use AI and machine learning technologies or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.
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
Our success depends largely upon the continued services and performance of our senior management and other key personnel. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives and key employees. For example, in March 2026, we announced the resignation of our former Chief Financial Officer, Sonalee Parekh, and the appointment of our new Chief Financial Officer, Aziz Megji, effective March 24, 2026. Our senior management and key employees are employed on an at-will basis. The loss of our Chief Executive Officer, other key members of management, and key development, engineering, sales, or marketing personnel may disrupt our operations and have an adverse effect on our ability to grow our business. Changes in our senior management team may also cause disruptions in, and harm to, our business, results of operations, and financial condition. We currently do not have “key person” insurance on any of our employees.
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
For the three months ended April 30, 2026, 41% of our revenues were generated from customers outside the United States. We have operations in multiple cities globally. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. In addition, we will face risks in doing business internationally that could adversely affect our business and results of operations, including:
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
In addition, international armed conflicts, such as those in the Middle East, have created potential global security concerns that could impact our global operations, the operations of our vendors and partners, including our third-party data center providers, and the operations of our customers in affected regions. These security concerns could also impact regional and global economies, either of which could adversely affect our business.
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
•as a U.S. government contractor, we and the third parties we rely upon, including providers of software or systems we incorporate into our products, may be subject to Executive Orders, agency designations, and regulatory changes affecting various aspects of our operations, including compliance with nondiscrimination plans, supply-chain risk designations, or other regulatory requirements, and any changes we may implement in order to comply with such regulatory requirements could pose challenges to our operations, while failure to comply with these requirements could expose us to administrative, civil, or criminal liabilities, including fines, penalties, repayments or suspension or debarment from eligibility for future U.S. government contracts; and
•demand and payment for our products from government or other customers may be influenced, among other things, by public sector budgetary cycles and funding authorizations, with funding reductions or delays having an adverse impact on customer demand for our products.
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
As part of our business strategy to expand our platform and grow our business in response to changing technologies, customer demand, and competitive pressures, we may in the future make investments or acquisitions in other companies, products, or technologies, such as our acquisition of StackAI that was announced in May 2026. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve the goals of such acquisition, and any acquisitions we complete could be viewed negatively by customers or investors. We may encounter difficult or unforeseen expenditures in integrating an acquisition, particularly if we cannot retain the key personnel of the acquired company. Existing and potential customers may also delay or reduce their use of our platform due to a concern that the acquisition may decrease effectiveness of our platform (including any newly acquired product). In addition, if we fail to successfully integrate such acquisitions, or the assets, technologies, or personnel associated with such acquisitions, into our company, the business and results of operations of the combined company would be adversely affected.
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
We, and third parties with whom we work, are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, industry standards, policies and other obligations related to artificial intelligence, privacy, data protection, and security. Our actual or perceived failure to comply with such obligations (or such failure by the third parties with whom we work) could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
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
Globally, certain jurisdictions have enacted data residency or data localization laws and have imposed requirements for cross-border transfers of personal information. For example, the cross-border transfer landscape in Europe is complex and other countries outside of Europe have enacted or are considering enacting cross-border data transfer restrictions and laws requiring data residency or other restrictions around the location of the storage and processing of data, which could increase the cost and complexity of doing business. The EU GDPR generally restricts the transfer of personal information to countries outside of the EEA, such as the United States, which are not considered by the European Commission to provide an adequate level of privacy, data protection, and security. In addition, Swiss and UK law contain similar data transfer restrictions as the EU GDPR. Although there are currently valid mechanisms available to transfer data from the EEA and the UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, the EU-U.S. Data Privacy Framework and the UK extension thereto, and the Swiss-U.S. Data Privacy Framework (which allow for transfers to relevant U.S.-based organizations who self-certify compliance and participate in such frameworks), these mechanisms are subject to legal challenges and there remains some uncertainty regarding the future of these cross-border data transfers. If we cannot implement a valid compliance mechanism for cross-border personal information transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from the EEA, UK, or elsewhere. Inability to import personal information to the United States may significantly and negatively impact our business operations, including limiting our ability to collaborate with service providers, contractors, and other companies subject to European and other privacy, data protection, and security laws; or requiring us to increase our data processing capabilities in Europe or elsewhere at significant expense. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups.
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
In addition to the European Union, a growing number of other global jurisdictions, such as Brazil, Japan, India and Canada, are considering or have passed legislation implementing privacy, data protection, and security requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our platform, particularly as we expand our operations internationally. Some of these laws, such as the General Data Protection Law in Brazil, the Act on the Protection of Personal Information in Japan, or India’s Information Technology Act impose obligations similar to those under the EU GDPR.
Privacy, data protection, security, and consumer protection legislation are also becoming increasingly common in the United States. For example, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal information such as the right to access, correct, or delete certain personal information, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal information, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the CCPA requires companies that process information of consumers, business representatives, and employees who are California residents to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain individual privacy rights. The CCPA provides for fines for intentional violations and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws have been enacted and are being considered in other states and at the federal and local levels, and we expect more states to pass similar laws in the future. The proliferation of such laws could have potentially conflicting requirements that would make compliance challenging, and increase legal risk and compliance costs for us and the third parties with whom we work.
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
Finally, changes in our platform or future changes in Trade Controls, such as those we have seen issued by the United States and other governments in response to international armed conflicts, could result in our inability to provide our platform to certain customers or decreased use of our platform by existing or potential customers with international operations. For example, on June 12, 2024, OFAC issued a determination imposing new restrictions on the export, reexport, sale, or supply of IT support and cloud-based services for enterprise management software and design and manufacturing software to persons located in Russia, which went into effect on September 12, 2024. We continue to evaluate these Trade Controls sanctions and their potential applicability to our products and services; however, we are unable to quantitatively estimate any impacts to our business at this time. Any decreased use of our platform or mobile application or increased limitations on our ability to export or sell our platform and mobile application would adversely affect our business, results of operations, and financial condition.
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
On November 7, 2022, we entered into an agreement with several banks and other financial institutions or entities for which Silicon Valley Bank (“SVB”) acted as issuing lender, administrative agent and collateral agent, under which we may incur loans in an aggregate principal amount not to exceed $150 million, consisting of a term loan facility in an aggregate principal amount equal to $50 million and a revolving loan facility in an aggregate principal amount of up to $100 million, including a $30 million letter of credit sub-facility (collectively and as amended on April 13, 2023, June 18, 2024, November 18, 2024, May 29, 2025, and February 26, 2026, the “November 2022 Senior Secured Credit Facility”). On March 27, 2023, First Citizens BancShares, Inc. (“First Citizens”) announced that it had entered into an agreement to purchase assets and liabilities of SVB, inclusive of our November 2022 Senior Secured Credit Facility. We continue to have the ability to make additional borrowings under the November 2022 Senior Secured Credit Facility which is now held by SVB as a division of First Citizens. Upon expiration of the November 2022 Senior Secured Credit Facility, we may seek to obtain additional financing, and we cannot assure you that such additional financing will be available to us on favorable terms when required, or at all.
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
Dustin Moskovitz, our co-founder, Chair, and former Chief Executive Officer, beneficially owns a significant percentage of our outstanding Class A common stock and Class B common stock, representing a majority of the voting power of our capital stock as of April 30, 2026. Mr. Moskovitz could exert substantial influence over matters requiring approval by our stockholders. This concentration of ownership may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
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
In June 2024, our board of directors authorized a stock repurchase program of up to $150 million of our outstanding Class A common stock. On May 30, 2025, our board of directors authorized the repurchase of an additional $100 million of the Company’s outstanding Class A common stock and removed the fixed duration of the program. On February 27, 2026, our board of directors authorized the repurchase of an additional $160 million of the Company’s outstanding Class A common stock. Repurchases are made on the open market, including via pre-set trading plans, in accordance with applicable securities laws. The program does not obligate us to acquire any particular amount of Class A common stock, and the repurchase program may be suspended or discontinued at any time at our discretion and we may modify our trading plan from time to time in accordance with securities laws. Although the program has been approved, there is no obligation for the Company to repurchase any specific dollar amount of stock.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
In June 2024, our board of directors authorized a stock repurchase program of up to $150.0 million of our outstanding Class A common stock. On May 30, 2025, our board of directors amended the Repurchase Program to remove the expiration date of the Repurchase Program and authorized the repurchase of an additional $100.0 million of the Company’s outstanding Class A common stock pursuant to the Repurchase Program. On February 27, 2026, our board of directors amended the Repurchase Program to authorize the repurchase of an additional $160.0 million of the Company’s outstanding Class A common stock pursuant to the Repurchase Program. As of April 30, 2026, $154.5 million remained available for future stock repurchases under the Repurchase Program. The Repurchase Program, as amended, has no specified expiration date and will continue until the funds committed to the Repurchase Program are exhausted or such authorization is revoked by our board of directors.
The following table presents our stock repurchase activity under our authorized stock repurchase program for the three months ended April 30, 2026 (in thousands, except for per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Still Be Purchased Under the Plans of Programs
February 1 - February 28	—	$—	—	$199,441
March 1 - March 31	1,939	$6.21	1,939	$187,400
April 1 - April 30	5,429	$6.07	5,429	$154,455
Total	7,368		7,368
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During our last fiscal quarter, our directors and/or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions, or written plans for the purchase or sale of the Company’s Class A common stock as set forth in the table below.

Trading Arrangement
Name	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock Subject to Trading Arrangement	Expiration Date
Katie Colendich General Counsel & Corporate Secretary	Adopted	March 25, 2026	X		59,208(1)	June 24, 2027
Aziz Megji Chief Financial Officer	Adopted	March 23, 2026	X		125,209(1)	March 26, 2027
Dan Rogers Chief Executive Officer	Adopted	March 31, 2026	X		1,132,014(1)	June 10, 2027
Veronica Sosa Chief Accounting Officer	Adopted	March 23, 2026	X		101,938(1)	May 20, 2027
* Intended to satisfy the affirmative defense of Rule 10b5-1(c). ** Not intended to satisfy the affirmative defense of Rule 10b5-1(c).
__________________
(1)The actual number of shares subject to the trading arrangement under the Rule 10b5-1 Plan is expected to be different due to (i) our withholding of certain shares to satisfy tax withholding obligations in connection with the vesting of restricted stock units, and/or (ii) the amount of restricted stock units acquired following determination of the achievement of pre-established financial performance goals.
ITEM 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant.	8-K	001-39495	3.1	September 21, 2020
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39495	3.1	December 12, 2023
10.1	Fifth Amendment to Credit Agreement, dated February 26, 2026, by and among the Registrant and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as the issuing lender, the swingline lender, administrative agent and collateral agent.	8-K	001-39495	10.1	March 2, 2026
10.1#	Offer Letter between Aziz Megji and the Registrant, dated February 27, 2026.	8-K/A	001-39495	10.1	March 2, 2026
10.2#	Incentive Bonus Plan.	8-K	001-39495	10.1	March 13, 2026
10.3#	Amended Executive Severance and Change in Control Benefit Plan.	8-K	001-39495	10.2	March 13, 2026
10.4*	Second Amendment to Lease Agreement, by and between Swig 631 Folsom, LLC, SIC Holdings, LLC, and the Registrant, dated March 3, 2021.
10.5*	Third Amendment to Lease Agreement, by and between Swig 631 Folsom, LLC, SIC Holdings, LLC, and the Registrant, dated May 26, 2026.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2026, has been formatted in Inline XBRL
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

ASANA, INC.

Date: May 28, 2026	By:	/s/ Daniel Rogers
Daniel Rogers
Chief Executive Officer
(Principal Executive Officer)

Date: May 28, 2026	By:	/s/ Aziz Megji
Aziz Megji
Chief Financial Officer
(Principal Financial Officer)