Form 10-Q
period 2026-07-31
Asana, Inc.
filed 2026-09-03
CIK 1477720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 28, 2026, the number of shares of the registrant’s Class A common stock outstanding was 159,441,754 and the number of shares of the registrant’s Class B common stock outstanding was 69,528,363.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risk and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition; business strategy and plans; and objectives of management for future operations are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about: our ability to grow or maintain our dollar-based net retention rate, expand usage of our platform within organizations, and sell subscriptions to our platform; our ability to effectively shift our pricing model to include consumption-based billing; our ability to convert individuals, teams, and organizations on our free and trial versions into paying customers; the timing and success of new features, integrations, capabilities, and enhancements by us, or by our competitors to their products, including the successful deployment of artificial intelligence (“AI”), or any other changes in the competitive landscape of our market; our ability to achieve widespread acceptance and use of our platform; growth in the work management market; the amount and timing of operating expenses and capital expenditures, as well as entry into operating leases, that we may incur to maintain and expand our business and operations and to remain competitive; our focus on growth to drive long-term value; the timing of expenses and our expectations regarding our cost of revenues, gross margin, and operating expenses; the effect of uncertainties related to ongoing macroeconomic conditions, including volatile equity capital markets, on our business, results of operations, and financial condition; performance of our sales and marketing activities; our protections against security breaches, technical difficulties, or interruptions to our platform; our ability to successfully defend litigation brought against us, potential dispute-related settlement payments, or other litigation-related costs; potential pricing pressure as a result of competition or otherwise; anticipated fluctuations in foreign currency exchange rates; potential costs and the anticipated timing of expenses related to the acquisition of businesses, such as our acquisition of Eigen Inc. (“StackAI”), talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs; general economic conditions affecting domestic or international markets, and the rate of global information technology (“IT”) spending, including as a result of a downturn or recession, inflation and fluctuating interest rates, and instability in financial institutions and global financial markets; and geopolitical instability.
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
Additional Information

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “our company,” and “Asana” refer to Asana, Inc. and its consolidated subsidiaries. The Asana logo, “Asana,” “Work Graph,” the StackAI logo, “StackAI,” and our other registered or common law trademarks, service marks, or trade names appearing in this Quarterly Report on Form 10-Q are the property of Asana, Inc. Other trade names, trademarks, and service marks used in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ASANA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	As of
	July 31, 2026	January 31, 2026
Assets
Current assets
Cash and cash equivalents	$219,562	$199,835
Marketable securities	120,289	234,210
Restricted cash	844	418
Accounts receivable, net	78,645	110,312
Prepaid expenses and other current assets	52,428	48,573
Total current assets	471,768	593,348
Property and equipment, net	90,957	88,313
Operating lease right-of-use assets	148,758	133,422
Intangible assets	17,664	—
Goodwill	56,645	—
Other assets	30,357	29,005
Total assets	$816,149	$844,088
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$15,438	$18,822
Accrued expenses and other current liabilities	119,875	123,716
Deferred revenue, current	350,337	333,636
Operating lease liabilities, current	27,217	24,846
Total current liabilities	512,867	501,020
Deferred revenue, noncurrent	379	220
Operating lease liabilities, noncurrent	194,050	183,749
Other liabilities	4,530	4,982
Total liabilities	711,826	689,971
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock	2	2
Additional paid-in capital	2,403,456	2,299,616
Accumulated other comprehensive income	691	4,205
Accumulated deficit	(2,299,826)	(2,149,706)
Total stockholders’ equity	104,323	154,117
Total liabilities and stockholders’ equity	$816,149	$844,088

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Revenues	$216,429	$196,936	$421,524	$384,203
Cost of revenues	30,325	20,221	55,739	39,448
Gross profit	186,104	176,715	365,785	344,755
Operating expenses:
Research and development	81,728	79,376	147,817	154,503
Sales and marketing	104,384	106,677	196,848	206,518
General and administrative	41,211	40,118	77,579	77,094
Total operating expenses	227,323	226,171	422,244	438,115
Loss from operations	(41,219)	(49,456)	(56,459)	(93,360)
Interest income and other income (expense), net	1,918	3,307	4,821	9,137
Interest expense	(645)	(797)	(1,294)	(1,588)
Loss before income taxes	(39,946)	(46,946)	(52,932)	(85,811)
(Benefit) provision for income taxes	(757)	1,414	662	2,567
Net loss	$(39,189)	$(48,360)	$(53,594)	$(88,378)
Net loss per share:
Basic and diluted	$(0.17)	$(0.20)	$(0.23)	$(0.38)
Weighted-average shares used in calculating net loss per share:
Basic and diluted	230,818	236,218	234,431	235,550

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Net loss	$(39,189)	$(48,360)	$(53,594)	$(88,378)
Other comprehensive (loss) income, net of tax:
Net unrealized (losses) gains on marketable securities	(401)	(944)	(1,410)	120
Foreign currency translation adjustments	(1,566)	252	(2,104)	4,994
Total other comprehensive (loss) income	(1,967)	(692)	(3,514)	5,114
Comprehensive loss	$(41,156)	$(49,052)	$(57,108)	$(83,264)

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended July 31, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at April 30, 2026	233,901	$2	$2,343,418	$2,658	$(2,209,096)	$136,982
Issuance of common stock upon the exercise of stock options	250	—	654	—	—	654
Repurchases and retirement of common stock	(7,445)	—	—	—	(51,541)	(51,541)
Issuance of common stock upon the vesting and settlement of restricted stock units	3,968	—	—	—	—	—
Issuance of common stock under employee share purchase plan	—	—	—	—	—	—
Stock-based compensation expense	—	—	59,384	—	—	59,384
Net unrealized losses on marketable securities	—	—	—	(401)	—	(401)
Foreign currency translation adjustments	—	—	—	(1,566)	—	(1,566)
Net loss	—	—	—	—	(39,189)	(39,189)
Balances at July 31, 2026	230,674	$2	$2,403,456	$691	$(2,299,826)	$104,323

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

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - CONTINUED
(in thousands)
(unaudited)

	Six Months Ended July 31, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2026	237,915	$2	$2,299,616	$4,205	$(2,149,706)	$154,117
Issuance of common stock upon the exercise of stock options	530	—	1,340	—	—	1,340
Repurchases and retirement of common stock	(14,813)	—	—	—	(96,526)	(96,526)
Issuance of common stock upon the vesting and settlement of restricted stock units	6,224	—	—	—	—	—
Issuance of common stock under employee share purchase plan	818	—	4,874	—	—	4,874
Stock-based compensation expense	—	—	97,626	—	—	97,626
Net unrealized losses on marketable securities	—	—	—	(1,410)	—	(1,410)
Foreign currency translation adjustments	—	—	—	(2,104)	—	(2,104)
Net loss	—	—	—	—	(53,594)	(53,594)
Balances at July 31, 2026	230,674	$2	$2,403,456	$691	$(2,299,826)	$104,323

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

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2026	2025
Cash flows from operating activities
Net loss	$(53,594)	$(88,378)
Adjustments to reconcile net loss to net cash provided by operating activities:
Allowance for expected credit losses	1,291	1,193
Depreciation and amortization	12,678	10,109
Amortization of deferred contract acquisition costs	13,911	13,769
Stock-based compensation expense	92,648	110,321
Net accretion of discount on marketable securities	(362)	(1,278)
Non-cash lease expense	9,930	9,122
Amortization of discount on revolving credit facility and term loan issuance costs	60	60
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	30,903	17,767
Prepaid expenses and other current assets	(17,086)	(20,179)
Other assets	(1,452)	274
Accounts payable	(3,506)	6,261
Accrued expenses and other liabilities	(2,400)	(12,170)
Deferred revenue	15,789	10,820
Operating lease liabilities	(12,520)	(11,092)
Net cash provided by operating activities	86,290	46,599
Cash flows from investing activities
Cash paid for acquisition, net of acquired cash	(71,616)	—
Purchases of marketable securities	(81,750)	(104,096)
Sales of marketable securities	133,603	—
Maturities of marketable securities	61,021	96,576
Purchases of property and equipment	(4,302)	(1,935)
Capitalized internal-use software costs	(7,626)	(5,287)
Net cash provided by (used in) investing activities	29,330	(14,742)
Cash flows from financing activities
Repayment of term loan	(3,750)	(2,500)
Repurchases of common stock	(96,526)	(43,398)
Proceeds from exercise of stock options	1,340	2,073
Proceeds from employee stock purchase plan	4,874	7,746
Net cash used in financing activities	(94,062)	(36,079)
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	(1,405)	4,030
Net increase (decrease) in cash, cash equivalents, and restricted cash	20,153	(192)
Cash, cash equivalents, and restricted cash
Beginning of period	200,253	184,864
End of period	$220,406	$184,672

See accompanying Notes to Condensed Consolidated Financial Statements.

ASANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2026	2025
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$219,562	$184,146
Restricted cash	844	526
Total cash, cash equivalents, and restricted cash	$220,406	$184,672

Supplemental cash flow data
Cash paid for income taxes	$3,003	$1,259
Supplemental non-cash investing and financing information
Purchase of property and equipment in accounts payable and accrued expenses and other current liabilities	$1,096	$182
Stock-based compensation expense capitalized for internal-use software	$4,950	$3,555

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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Estimates and assumptions reflected in the condensed consolidated financial statements include, but are not limited to, revenue recognition, the fair value of intangible assets acquired in business combinations, the useful lives of long-lived assets and intangible assets, the carrying values of long-lived assets, stock-based compensation expense, the period of benefit for deferred contract acquisition costs, income taxes, and the valuation of right-of-use (“ROU”) assets. Actual results could differ from those estimates.
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

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, and marketable securities. The Company deposits its cash and cash equivalents and maintains its marketable securities with financial institutions that management believes are of high credit quality, although such deposits may, at times, exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents to date. Cash equivalents are invested in highly rated securities.
The Company grants credit to customers in the normal course of business. For the three and six months ended July 31, 2026 and 2025, there were no individual customers that accounted for 10% or more of the Company’s revenues. No customer accounted for more than 10% of accounts receivable, net as of July 31, 2026 or January 31, 2026.
Business Combination
The Company accounts for acquisitions using the acquisition method of accounting in accordance with ASC 805, “Business Combinations”, which requires, among other things, allocation of the fair value of purchase consideration to the identifiable tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of the identifiable assets and liabilities is recorded as goodwill.
Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the tangible and intangible assets acquired and liabilities assumed with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations.
Goodwill
Goodwill is evaluated for impairment at least annually in the fourth quarter, or more frequently if circumstances indicate that the carrying amount of goodwill may not be recoverable. A qualitative assessment is performed to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount. If the reporting unit does not pass the qualitative assessment, the carrying amount of the reporting unit, including goodwill, is compared to fair value and goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. Any excess of the carrying value of the goodwill above its fair value is recognized as an impairment loss. For the purposes of impairment testing, the Company has one reporting unit.
Intangible Assets, Net
Intangible assets are carried at cost and amortized on a straight-line basis over their estimated useful lives, which range from five to seven years. The Company reviews definite-lived intangible assets for impairment under the long-lived asset model described in the Impairment of Long-Lived Assets section.
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

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The Company’s CEO assesses performance and decides how to allocate resources based on consolidated net income or loss that is reported on the Company’s condensed consolidated statements of operations. The consolidated net income or loss is used by the CEO for purposes of evaluating return on assets and determining investment opportunities related to the Company's platform, product development, or sales and marketing. The CEO reviews consolidated expense information for each period based on the classifications presented on the Company's condensed consolidated statements of operations, including cost of revenues, research and development, sales and marketing, general and administrative, interest income and other income (expense), net, interest expense, and (benefit) provision for income taxes. For information regarding the Company’s depreciation and amortization expense see Note 7. Balance Sheet Components, for information regarding interest income, see Note 13. Interest Income and Other Income (Expense), Net and for information regarding the Company’s revenues and long-lived assets by geographic area, see Note 15. Geographic Information in these condensed consolidated financial statements.
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value.
The Company holds restricted cash for the future payment of voluntary disability insurance claims. The Company had $0.8 million of restricted cash as of July 31, 2026 and $0.4 million restricted cash as of January 31, 2026.
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

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset groups may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company recorded no impairment charge during the three and six months ended July 31, 2026 and 2025.
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
Note 3.    Revenues
Deferred Revenue and Remaining Performance Obligations
The Company recognized $98.7 million and $88.7 million of revenues during the three months ended July 31, 2026 and 2025, respectively, that were included in the deferred revenue balances at January 31, 2026 and 2025, respectively. The company recognized $244.9 million and $220.4 million of revenues during the six months ended July 31, 2026 and 2025, respectively, that were included in the deferred revenue balances at January 31, 2026 and 2025, respectively.
Deferred revenue that will be recognized within the next 12 months is recorded as deferred revenue, current and the remaining portion is recorded as deferred revenue, noncurrent. As of July 31, 2026, the Company's remaining performance obligations from contracts with customers was $522.0 million, of which the Company expects to recognize approximately 81% as revenues over the next 12 months and the remainder thereafter.
Deferred Contract Acquisition Costs
Deferred contract acquisition costs are amortized over a period of benefit of three years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in the software-as-a-service industry.
The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Six Months Ended July 31,
	2026	2025
Beginning balance	$44,346	$40,518
Capitalization of contract acquisition costs	13,396	14,631
Amortization of deferred contract acquisition costs	(13,911)	(13,769)
Ending balance	$43,831	$41,380

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes the outstanding balances of deferred contract acquisition costs (in thousands):

	As of
	July 31, 2026	January 31, 2026
Deferred contract acquisition costs, current	$24,084	$23,962
Deferred contract acquisition costs, noncurrent	19,747	20,384
Total deferred contract acquisition costs	$43,831	$44,346

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
Note 4.    Fair Value Measurements
The following table summarizes, for assets measured at fair value, the respective fair value and classification by level of input within the fair value hierarchy (in thousands):

	As of July 31, 2026
	Level 1	Level 2	Level 3	Total
Current Assets
Cash equivalents
Money market funds	$71,788	$—	$—	$71,788
U.S. Treasury securities	2,751	—	—	$2,751
Total cash equivalents	$74,539	$—	$—	$74,539
Marketable securities
U.S. Treasury securities	$64,548	$—	$—	$64,548
Corporate bonds	—	48,063	—	48,063
U.S. agency bonds	—	7,678	—	7,678
Total marketable securities	$64,548	$55,741	$—	$120,289
Total assets	$139,087	$55,741	$—	$194,828

	As of January 31, 2026
	Level 1	Level 2	Level 3	Total
Current Assets
Cash equivalents
Money market funds	$67,786	$—	$—	$67,786
U.S. Treasury securities	4,450	—	—	4,450
Total cash equivalents	$72,236	$—	$—	$72,236
Marketable securities
U.S. Treasury securities	$142,306	$—	$—	$142,306
Commercial paper	—	8,446	—	8,446
Corporate bonds	—	73,760	—	73,760
U.S. agency bonds	—	9,698	—	9,698
Total marketable securities	$142,306	$91,904	$—	$234,210
Total assets	$214,542	$91,904	$—	$306,446

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the Company's investments in marketable securities on the condensed consolidated balance sheets (in thousands):

	As of July 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current Assets
U.S. Treasury securities	$64,685	$25	$(162)	$64,548
Corporate bonds	48,175	43	(155)	48,063
U.S. agency bonds	7,698	—	(20)	7,678
Total marketable securities	$120,558	$68	$(337)	$120,289

	As of January 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current Assets
U.S. Treasury securities	$141,589	$734	$(17)	$142,306
Commercial paper	8,446	—	—	8,446
Corporate bonds	73,338	422	—	73,760
U.S. agency bonds	9,696	2	—	9,698
Total marketable securities	$233,069	$1,158	$(17)	$234,210
The following table presents the contractual maturities of the Company’s marketable securities as of July 31, 2026 (in thousands):

	As of July 31, 2026
	Amortized Cost	Estimated Fair Value
Due within one year	$52,863	$52,892
Due within one to three years	67,695	67,397
Total	$120,558	$120,289
The Company periodically evaluates its investments for expected credit losses. The Company had certain available-for-sale investment securities in a gross unrealized loss position, substantially all of which had been in such position for less than 12 months. The unrealized losses on the available-for-sale securities were primarily due to unfavorable changes in interest rates subsequent to the initial purchase of these securities. The Company expects to recover the full carrying value of its available-for-sale securities in an unrealized loss position as it does not intend or anticipate a need to sell these securities prior to recovering the associated unrealized losses. The Company also expects any credit losses would be immaterial based on the high-grade credit rating for each of such available-for-sale securities. As a result, the Company does not consider any portion of the unrealized losses as of July 31, 2026 or January 31, 2026 to represent credit losses.
In April 2020 and November 2022, the Company entered into credit agreements (the “April 2020 Senior Secured Term Loan” and “November 2022 Senior Secured Credit Facility” as defined in Note 8. Debt) with Silicon Valley Bank (“SVB”). The credit facilities are carried at amortized cost, which approximated their fair values as of July 31, 2026 and January 31, 2026. If the credit facilities were measured at fair value in the financial statements, they would be classified as Level 2 in the fair value hierarchy. The April 2020 Senior Secured Term Loan was repaid in full and terminated in November 2022. On March 27, 2023, First Citizens BancShares, Inc. announced that it entered into an agreement to purchase assets and liabilities of SVB, inclusive of the November 2022 Senior Secured Credit Facility.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 5.    Business Combination
On May 27, 2026, the Company acquired 100% of the outstanding equity interests of Eigen Inc. (“StackAI”), a privately-held artificial intelligence company that offers a no-code automation platform, for aggregate cash consideration of $74.6 million. The Company paid $18.4 million of the consideration to an escrow account held by a third party for post-closing indemnification obligations. The acquisition is expected to help accelerate the Company’s broader AI platform strategy.
The transaction was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805. The Company allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date, with the remaining balance allocated to goodwill. The preliminary allocation of purchase consideration was as follows (in thousands):

Fair Value of Assets Acquired and Liabilities Assumed	Amount
Cash	$3,010
Current assets	1,071
Intangible assets	18,200
Current liabilities	(1,973)
Deferred tax liability	(2,327)
Total identifiable net assets	17,981
Goodwill	56,645
Total purchase consideration	$74,626
Goodwill represents the excess of the purchase consideration over the fair value of the identifiable net assets acquired. The goodwill is primarily attributed to the expected operational synergies, assembled workforce, and other intangible benefits that do not qualify for separate recognition. The goodwill is not deductible for tax purposes.
The following table sets forth the component of identifiable intangible assets acquired and their estimated useful lives as of the date of the acquisition (in thousands):

	Estimated Fair Value	Expected Useful Life (in years)
Developed technology	$9,500	5
Customer relationships	7,400	7
Trade names and trademark	1,300	5
Total	$18,200
The fair value of the developed technology and trade names and trademark assets were estimated using the relief-from-royalty method, which utilizes assumptions including revenue growth rates, future expected cash flows, royalty rates and technology obsolescence curves. The fair value of the customer relationship asset was estimated using the multi-period excess earnings method, which utilizes assumptions including revenue growth rates, attrition rates and future expected cash flows.
In connection with the acquisition, the Company granted equity awards to certain employees of the acquired company. These awards consist of 4.5 million restricted stock unit awards (“RSUs”) and 3.0 million performance-based restricted stock unit awards (“PSUs”). Additional PSUs equal to approximately $20.0 million are expected to be granted to StackAI employees approximately one-year from the acquisition date, subject to continued employment with the Company and the achievement of certain performance targets. The awards will vest over a period of two years after the grant date. As the awards are contingent upon future service, they are accounted for as post-combination stock-based compensation expense in accordance with ASC 718 and are not included as part of the purchase consideration for the acquisition under ASC 805.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company incurred acquisition-related costs of $1.4 million and $1.9 million for the three and six months ended July 31, 2026 in connection with this acquisition. No acquisition-related costs were incurred during the three and six months ended July 31, 2025. These expenses are included in general and administrative expenses on the Company’s condensed consolidated statement of operations.
The results of StackAI were included in our consolidated financial statements from the date of acquisition. For the period from May 27, 2026 through July 31, 2026, StackAI contributed an immaterial amount of revenue and loss before taxes. Pro forma financial information has not been presented because the effects of the acquisition were not material to the Company’s condensed consolidated financial statements.
Note 6.     Goodwill and Intangible Assets, Net
The changes in the carrying amounts of goodwill were as follows (in thousands):

Carrying Amount
Balance at January 31, 2026	$—
Goodwill acquired	56,645
Balance at July 31, 2026	$56,645
Intangible assets, net consists of the following (in thousands):

		As of
	Weighted-Average Remaining Useful Life (in years)	July 31, 2026
Developed technology	4.8	$9,500
Customer relationships	6.8	7,400
Trade names and trademark	4.8	1,300
Total gross intangible assets		18,200
Less: accumulated amortization		(536)
Total intangible assets, net		$17,664
Amortization expense for intangible assets was $0.5 million for the three and six months ended July 31, 2026. There was no amortization expense for intangibles for the three and six months ended July 31, 2025.
The estimated future amortization expense related to intangible assets held as of July 31, 2026 were as follows (in thousands):

Fiscal year ending January 31,	Amount
Remainder of fiscal year 2027	$1,609
2028	3,217
2029	3,217
2030	3,217
2031 and thereafter	6,404
Total future amortization expense	$17,664

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 7.    Balance Sheet Components
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	As of
	July 31, 2026	January 31, 2026
Leasehold improvements	$102,061	$99,333
Capitalized internal-use software	63,714	51,577
Furniture and fixtures	14,155	12,858
Desktop and other computer equipment	3,305	3,114
Construction in progress	1,648	3,431
Total gross property and equipment	184,883	170,313
Less: Accumulated depreciation and amortization	(93,926)	(82,000)
Total property and equipment, net	$90,957	$88,313

Depreciation and amortization expense was $6.1 million and $5.2 million for the three months ended July 31, 2026 and 2025, respectively, and $12.3 million and $10.1 million for the six months ended July 31, 2026 and 2025, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	July 31, 2026	January 31, 2026
Prepaid expenses	$19,424	$15,389
Deferred contract acquisition costs, current	24,084	23,962
Other current assets	8,920	9,222
Total prepaid expenses and other current assets	$52,428	$48,573
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	July 31, 2026	January 31, 2026
Term loan, current	$37,059	$40,823
Accrued payroll liabilities	21,229	24,144
Accrued sales and value-added taxes	15,335	15,748
Accrued taxes for fringe benefits	12,043	14,148
Accrued advertising expenses	5,569	6,384
Accrued consulting expenses	4,625	4,612
Other liabilities	24,015	17,857
Total accrued expenses and other current liabilities	$119,875	$123,716
Note 8.     Debt
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
Pursuant to the terms of the November 2022 Senior Secured Credit Facility, the Company may issue letters of credit which may reduce the total amount available for borrowing under the revolving credit facility. Additionally, the Company is required to pay an annual commitment fee that accrues at a rate of 0.15% per annum on the unused portion of the borrowing commitments under the revolving credit facility. The Company had an aggregate of $21.7 million of letters of credit outstanding under the revolving credit facility as of July 31, 2026, and the Company’s total available borrowing capacity under the revolving credit facility was $78.3 million as of July 31, 2026.
As of July 31, 2026, $50.0 million was drawn and $36.9 million was outstanding under the November 2022 Senior Secured Credit Facility. As of July 31, 2026, the Company was in compliance with all financial covenants.
In conjunction with the close of the November 2022 Senior Secured Credit Facility, the Company paid upfront issuance fees of $0.4 million. The upfront fees are amortized over the remaining term of the agreement. As of July 31, 2026, the Company had less than $0.1 million remaining of upfront issuance fees allocated to the revolving credit facility presented in the Company’s condensed consolidated balance sheet within prepaid expenses and other current assets.
The net carrying amounts of the November 2022 Senior Secured Credit Facility were as follows (in thousands):

	As of
	July 31, 2026	January 31, 2026
Principal	$36,875	$40,625
Accrued interest	197	235
Unamortized loan issuance costs	(13)	(37)
Net carrying amount	$37,059	$40,823

Term loan, current	$37,059	$40,823

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The net carrying amount of the current portion of the term loan is presented within accrued expenses and other current liabilities in the condensed consolidated balance sheets.
The expected future principal payments for all borrowings as of July 31, 2026 is as follows (in thousands):

Fiscal year ending January 31,	Expected Principal Payments
Remainder of fiscal year 2027	$36,875
Total expected future principal payments	$36,875
Note 9.     Commitments and Contingencies
Standby Letters of Credit
As of July 31, 2026, the Company had several letters of credit outstanding related to its operating leases totaling $21.7 million. The letters of credit expire at various dates between fiscal 2028 and fiscal 2035.
Purchase Commitments
In November 2024, the Company entered into a 60-month contract with Amazon Web Services (“AWS”) for hosting-related services, which replaced the Company’s prior agreement with AWS and terminated the remaining commitments under the prior agreement. Pursuant to the terms of the November 2024 contract with AWS, the Company is required to spend $255.0 million over the term of the contract between December 2024 to November 2029. The commitment may be offset by up to $4.2 million in credits, of which $3.7 million are subject to the Company meeting certain conditions of the agreement. As of July 31, 2026, the Company had purchase commitments remaining of $172.0 million under this contract, which are not reflected on the Company’s condensed consolidated balance sheet as of July 31, 2026. The Company may include certain agreements with third-party vendors purchased through AWS Marketplace within the AWS commitment, as spend for these agreements are eligible and expected to be used to meet the purchase commitment.
Future commitments under the AWS contract as of July 31, 2026, are as follows (in thousands):

Fiscal year ending January 31,	Purchase Commitments
Remainder of fiscal year 2027	$4,006
2028	54,000
2029	56,000
2030	58,000
Total remaining purchase commitments	$172,006
During the six months ended July 31, 2026, other than certain non-cancelable operating leases described in Note 10. Leases and the commitment for hosting-related services described above, there have been no other material changes outside the ordinary course of business to the Company’s contractual obligations and commitments from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026.
Indemnification Agreements
The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against any liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual.
Additionally, in the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which it agrees to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. For the six months ended July 31, 2026 and 2025, no demands have been made upon the Company to provide indemnification under such agreements, and there are no claims that the Company is aware of that could have a material adverse effect on its financial position, results of operations, or cash flows.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Contingencies
From time to time in the normal course of business, the Company may be subject to various claims and other legal matters arising in the ordinary course of business. As of July 31, 2026, the Company believes that none of its current legal proceedings would have a material adverse effect on its financial position, results of operations, or cash flows.
Note 10.     Leases
The Company leases real estate facilities under non-cancelable operating leases with various expiration dates through fiscal 2037. The Company has no lease agreements that are classified as finance leases.
Future minimum lease payments under non-cancelable operating leases with initial lease terms in excess of one year included in the Company’s total operating lease liabilities as of July 31, 2026 are as follows (in thousands):

Fiscal year ending January 31,	Operating Lease Payments
Remainder of fiscal year 2027	$22,268
2028	45,472
2029	42,345
2030	37,960
2031 and thereafter	150,610
Total undiscounted operating lease payments	$298,655
Less: imputed interest	(77,388)
Total operating lease liabilities	$221,267
The Company has subleased certain office spaces to third parties and has classified the subleases as operating leases. The subleases have lease terms ranging from four to five years. Sublease income was $1.2 million and $2.4 million for the three and six months ended July 31, 2026, respectively. Sublease income was $0.6 million and $1.2 million for the three and six months ended July 31, 2025, respectively. The Company recognizes sublease income as a reduction of lease expense in the Company’s condensed consolidated statements of operations.
Operating lease amounts in the table above do not include sublease payments to be received of $14.7 million. As of July 31, 2026, the future total minimum sublease payments to be received were as follows (in thousands):

Fiscal year ending January 31,	Sublease Payments to be Received
Remainder of fiscal year 2027	$2,922
2028	5,524
2029	4,620
2030	1,628
Total sublease payments to be received	$14,694
Note 11.     Net Loss Per Share
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

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Numerator:
Net loss	$(39,189)	$(48,360)	$(53,594)	$(88,378)
Denominator:
Weighted-average shares used in calculating net loss per share, basic and diluted	230,818	236,218	234,431	235,550
Net loss per share, basic and diluted	$(0.17)	$(0.20)	$(0.23)	$(0.38)

The potential shares of common stock that were excluded from the computation of diluted net loss per share for the period presented because including them would have been anti-dilutive are as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Stock options	3,826	5,477	3,826	5,477
Restricted stock units	23,342	19,295	23,342	19,295
Performance-based restricted stock units (1)	5,049	944	5,049	944
Shares issuable pursuant to the 2020 Employee Stock Purchase Plan	520	450	520	450
Total	32,737	26,166	32,737	26,166
__________________
(1)Performance-based restricted stock units are presented at the number of shares eligible to vest based on 100% target attainment of the market and performance conditions, however the number of shares that ultimately vest will range between zero and 200% depending on the specific award terms.
Note 12. Stockholders’ Equity
Common Stock
There are two classes of common stock that total 1,500,000,000 authorized shares: 1,000,000,000 authorized shares of Class A common stock and 500,000,000 authorized shares of Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 10 votes per share and is convertible into one share of Class A common stock. There were 161,140,004 shares of Class A common stock and 69,533,780 shares of Class B common stock issued and outstanding as of July 31, 2026. There were 162,018,631 shares of Class A common stock and 75,896,680 shares of Class B common stock outstanding as of January 31, 2026.
All changes in the number of shares of common stock outstanding for the three and six months ended July 31, 2026 were related to changes in Class A common stock, other than conversions of Class B common stock into an equivalent number of shares of Class A common stock.
Stock Plans
The Company has a 2009 Stock Plan (the “2009 Plan”), a 2012 Amended and Restated Stock Plan (the “2012 Plan”), and a 2020 Equity Incentive Plan (the “2020 Plan”). Each plan was initially established to grant equity awards to employees and consultants of the Company to assist in attracting, retaining, and motivating employees and consultants and to provide incentives to promote the success of the Company’s business. The number of shares reserved for issuance under the 2020 Plan increased by 11,895,765 shares of Class A common stock on February 1, 2026. As of July 31, 2026, 53,539,788 shares were reserved for issuance under the 2020 Plan.
There are no outstanding awards under the 2009 Plan, and new issuances under the 2012 Plan terminated upon completion of the direct listing. Awards outstanding under the 2012 Plan continue to be outstanding and are governed by the provisions of the 2012 Plan. The 2020 Plan provides for the grant of incentive stock options

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
Shares of common stock purchased under the 2012 Plan are subject to certain restrictions and repurchase rights.
Stock Options
Option activity under the Company’s combined stock plans is set forth below (in thousands, except years and per share data):

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balances at January 31, 2026	4,356	$3.69	2.8	$28,562
Stock options granted	—	—
Stock options exercised	(530)	2.53
Stock options cancelled	—	—
Balances at July 31, 2026	3,826	$3.86	2.4	$17,082
Vested and exercisable at July 31, 2026	3,751	$3.89	2.4	$16,619
Vested and expected to vest at July 31, 2026	3,826	$3.86	2.4	$17,082

The total intrinsic value of stock options exercised during the periods presented were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Aggregate intrinsic value of stock options exercised (in thousands)	$1,304	$3,123	$2,698	$7,706
Restricted Stock Units
The Company’s RSU activity is set forth below (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Unvested RSUs at January 31, 2026	12,631	$17.06	$129,468
RSUs granted	20,926	7.11
RSUs vested	(6,108)	12.26
RSUs cancelled/forfeited	(4,107)	13.59
Unvested RSUs at July 31, 2026	23,342	$10.01	$194,205
RSUs vested, not yet released at July 31, 2026	149	$39.84

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The weighted-average grant date fair value of RSUs granted during the six months ended July 31, 2026 and 2025 was $7.11 and $17.40, respectively. The total grant date fair value of RSUs vested during the six months ended July 31, 2026 and 2025 was $74.9 million and $97.0 million, respectively.
Performance-Based Restricted Stock Units
The Company grants PSUs to certain employees which are subject to vesting based on either the achievement of a market-based condition and service-based condition (“Market-Based Awards”) or a performance-based condition and service-based condition (“Performance-Based Awards”). The number of shares eligible to vest depend on the attainment level of the market and performance conditions over a range of one to four annual performance periods.
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
The following assumptions were used to calculate the fair value of the Market-Based Awards granted during the six months ended July 31, 2026:

	Six Months Ended July 31,
	2026	2025
Risk-free interest rate	3.6% - 4.1%	3.7%
Expected term	1 to 4 years	3 years
Dividend yield	—%	—%
Expected volatility	64.5% - 73.4%	72.6%
During the three and six months ended July 31, 2026, the Company recognized $3.1 million and $5.6 million of stock-based compensation expense related to its Market-Based Awards, respectively. During the three and six months ended July 31, 2025, the Company recognized $0.3 million of stock-based compensation expense related to the Market-Based Awards.
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

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
During the three and six months ended July 31, 2026, the Company recognized $2.8 million and $3.1 million of stock-based compensation expense related to its Performance-Based Awards, respectively. The Company did not recognize any related stock-based compensation expense during the three and six months ended July 31, 2025.
The Company’s PSU activity is set forth below (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Unvested PSUs at January 31, 2026	991	$19.98	$10,158
PSUs granted (1)	4,156	7.72
PSUs vested	—	—
PSUs cancelled/forfeited	(98)	8.36
Unvested PSUs at July 31, 2026	5,049	$10.11	$42,010
__________________
(1)The Company’s total PSUs granted were made up of 866,485 Market-Based Awards and 3,289,492 Performance-Based Awards during the six months ended July 31, 2026.
The weighted-average grant date fair value of PSUs granted during the six months ended July 31, 2026 and 2025 was $7.72 and $20.23, respectively. No PSU awards vested during the six months ended July 31, 2026 and 2025.
Stock-Based Compensation Expense
Stock-based compensation expense for stock-based awards to employees and non-employees in the Company’s condensed consolidated statements of operations for the periods below were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Cost of revenues	$747	$497	$1,251	$841
Research and development	30,304	30,977	48,372	55,341
Sales and marketing	13,688	18,100	22,427	32,923
General and administrative	11,587	12,580	20,598	21,216
Total stock-based compensation expense	$56,326	$62,154	$92,648	$110,321

The stock-based compensation expense related to awards granted to non-employees for the three and six months ended July 31, 2026 and 2025 were not material.
Total unrecognized stock-based compensation expense related to unvested awards not yet recognized under all equity compensation plans was as follows:

	As of July 31, 2026
	Unrecognized Expense (in thousands)	Weighted-Average Expected Recognition Period (in years)
Stock options	$80	1.7
RSUs	190,654	1.5
PSUs	36,421	1.4
Total unrecognized stock-based compensation expense	$227,155	1.5

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
The Company recognized stock-based compensation expense related to the ESPP of $2.1 million and $1.5 million during the three months ended July 31, 2026 and 2025, respectively, and $3.8 million and $3.7 million during the six months ended July 31, 2026 and 2025, respectively. As of July 31, 2026 and January 31, 2026, $3.6 million and $6.0 million, respectively, have been withheld in contributions from employees. As of July 31, 2026, total unrecognized stock-based compensation expense related to the ESPP was $6.8 million, which will be amortized over a weighted-average vesting term of 1.1 years.
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
The following table summarizes the stock repurchase activity under the Company’s Repurchase Program (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Number of shares repurchased	7,445	1,958	14,813	2,992
Weighted-average price per share	$6.92	$14.20	$6.52	$14.51
Aggregate purchase price	$51,541	$27,792	$96,526	$43,398

As of July 31, 2026, $102.9 million remained available for future stock repurchases under the Repurchase Program. All shares of Class A common stock repurchased under the Repurchase Program were retired. Upon retirement, the par value of the common stock repurchased was deducted from common stock and any excess of repurchase price over par value was recorded entirely to accumulated deficit in the condensed consolidated balance sheets.

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 13.    Interest Income and Other Income (Expense), Net
Interest income and other income (expense), net consist of the following (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Interest income	$2,381	$4,121	$6,276	$8,353
Unrealized gains (losses) on foreign currency transactions	476	(1,081)	441	(1,839)
Other non-operating (expense) income	(939)	267	(1,896)	2,623
Total interest income and other income (expense), net	$1,918	$3,307	$4,821	$9,137
Other non-operating (expense) income consists primarily of realized foreign currency gains and losses on transactions in the periods presented.
Note 14.    Income Taxes
The Company’s income tax benefit was $0.8 million and the Company’s income tax expense was $0.7 million for the three and six months ended July 31, 2026, respectively, primarily due to a valuation allowance release from the StackAI acquisition and offset by income taxes in foreign jurisdiction. The Company’s income tax expense was $1.4 million and $2.6 million for the three and six months ended July 31, 2025, respectively, primarily due to income taxes in foreign jurisdictions.
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
Note 15.    Geographic Information
The following tables set forth revenues and long-lived assets, which primarily consist of property and equipment, net and operating lease ROU assets, by geographic area for the periods presented below (in thousands):
Revenues

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
United States	$128,628	$116,499	$248,952	$228,036
International	87,801	80,437	172,572	156,167
Total revenues	$216,429	$196,936	$421,524	$384,203

Revenues by geography are based on the shipping address of the customer.
Long-Lived Assets

	As of
	July 31, 2026	January 31, 2026
United States	$200,575	$202,567
International	39,140	19,168
Total long-lived assets	$239,715	$221,735

ASANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
As of July 31, 2025, the Company had recorded cumulative total restructuring charges of $6.7 million related to the 2025 Restructuring Plan, consisting of $6.0 million of severance and related charges and $0.7 million of stock-based compensation expense. During the six months ended July 31, 2025, the Company recorded restructuring charges of $2.2 million and settled the restructuring liability.
Separate from the 2025 Restructuring Plan, during the three months ended July 31, 2026, the Company recorded $2.5 million of restructuring charges related to an insignificant workforce reduction, consisting of $2.5 million of severance and related charges and less than $0.1 million of stock-based compensation benefit. As of July 31, 2026, the Company had $0.2 million restructuring charges reflected within accrued expenses and other current liabilities.
Restructuring costs consist of the following activity for the periods presented (in thousands):

	Six Months Ended July 31,
	2026	2025
Severance and related charges	$2,537	$2,387
Stock-based compensation benefit	(50)	(170)
Total	$2,487	$2,217
The restructuring costs are recognized in the condensed consolidated statement of operations for the periods presented (in thousands):

	Six Months Ended July 31,
	2026	2025
Cost of revenues	$293	$—
Research and development	70	948
Sales and marketing	1,998	831
General and administrative	126	438
Total	$2,487	$2,217

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
As of July 31, 2026, we had 26,778 Core customers contributing approximately 77% and 76% of revenues for the three and six months then ended, respectively. As of July 31, 2025, we had 25,006 Core customers who contributed approximately 76% and 75% of revenues for the three and six months then ended, respectively.
As of July 31, 2026 and 2025, we had 890 and 770 customers spending over $100,000, on an annualized basis, respectively.
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
As of July 31, 2026 and 2025, our dollar-based net retention rate was 97% and 96%, respectively.
As of July 31, 2026 and 2025, our dollar-based net retention rate for our Core customers was 98% and 96%, respectively. Our dollar-based net retention rate for customers spending over $100,000 on an annualized basis for the same periods was 98% and 95%, respectively.
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

Leadership Transitions
In July 2026, we announced the resignation of Veronica Sosa, our Chief Accounting Officer and principal accounting officer.
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
We also generate revenues from our consumption-based AI products and professional services, which are not material to the consolidated financial statements.
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
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business. To date, we have not recorded a material provision for income taxes for any of the periods presented other than for foreign income tax. In the United States, we have recorded deferred tax assets for which we provide a full valuation allowance, which primarily include net operating loss carryforwards and research and development tax credit carryforwards. As a result of the StackAI acquisition, the Company released a portion of its valuation allowance, which resulted in a tax benefit for the quarter. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not the deferred tax assets will not be realized based on our history of losses.

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
Revenues	$216,429	$196,936	$421,524	$384,203
Cost of revenues (1)	30,325	20,221	55,739	39,448
Gross profit	186,104	176,715	365,785	344,755
Operating expenses:
Research and development (1)	81,728	79,376	147,817	154,503
Sales and marketing (1)	104,384	106,677	196,848	206,518
General and administrative (1)	41,211	40,118	77,579	77,094
Total operating expenses	227,323	226,171	422,244	438,115
Loss from operations	(41,219)	(49,456)	(56,459)	(93,360)
Interest income and other income (expense), net	1,918	3,307	4,821	9,137
Interest expense	(645)	(797)	(1,294)	(1,588)
Loss before income taxes	(39,946)	(46,946)	(52,932)	(85,811)
(Benefit) provision for income taxes	(757)	1,414	662	2,567
Net loss	$(39,189)	$(48,360)	$(53,594)	$(88,378)
__________________
(1)Amounts include stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
Cost of revenues	$747	$497	$1,251	$841
Research and development	30,304	30,977	48,372	55,341
Sales and marketing	13,688	18,100	22,427	32,923
General and administrative	11,587	12,580	20,598	21,216
Total stock-based compensation expense	$56,326	$62,154	$92,648	$110,321

The following table sets forth the components of our statements of operations data, for each of the periods presented, as a percentage of revenues.

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(percent of revenues)
Revenues	100%	100%	100%	100%
Cost of revenues	14	10	13	10
Gross margin	86	90	87	90
Operating expenses:
Research and development	38	40	35	40
Sales and marketing	48	54	47	54
General and administrative	19	20	18	20
Total operating expenses	105	115	100	114
Loss from operations	(19)	(25)	(13)	(24)
Interest income and other income (expense), net	*	2	1	2
Interest expense	*	*	*	*
Loss before income taxes	(18)	(24)	(13)	(22)
(Benefit) provision for income taxes	*	*	*	*
Net loss	(18)%	(25)%	(13)%	(23)%
_______________
* Less than 1%.
Note: Certain figures may not sum due to rounding.
Comparison of Three Months Ended July 31, 2026 to Three Months Ended July 31, 2025
Revenues

	Three Months Ended July 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Revenues	$216,429	$196,936	$19,493	10%

Revenues increased $19.5 million, or 10%, during the three months ended July 31, 2026 compared to the three months ended July 31, 2025. The increase in revenues was primarily due to the addition of new paying customers and a continued shift in our sales mix toward our higher priced Enterprise+ subscription plan.
Cost of Revenues

	Three Months Ended July 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Cost of revenues	$30,325	$20,221	$10,104	50%

Cost of revenues increased $10.1 million, or 50%, during the three months ended July 31, 2026 compared to the three months ended July 31, 2025. The increase was primarily due to an increase of $4.1 million in third-party hosting costs, an increase of $2.0 million in infrastructure-related costs, an increase of $1.9 million in personnel-related costs, an increase of $1.0 million in amortization of capitalized software development costs, an increase of $0.4 million in credit card processing fees, and an increase of $0.4 million in amortization of StackAI developed technology and trade names and trademarks.

Operating Expenses

	Three Months Ended July 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Research and development	$81,728	$79,376	$2,352	3%
Sales and marketing	104,384	106,677	(2,293)	(2)%
General and administrative	41,211	40,118	1,093	3%
Total operating expenses	$227,323	$226,171	$1,152	1%
Research and Development
Research and development expenses increased $2.4 million, or 3%, during the three months ended July 31, 2026 compared to the three months ended July 31, 2025. The increase was primarily due to an increase of $1.8 million in subscription and software related expenses, an increase of $1.6 million in personnel-related costs, an increase of $0.4 million in allocated overhead costs, an increase of $0.3 million in professional fees, and partially offset by an increase of $1.8 million in capitalized internal-use software.
Sales and Marketing
Sales and marketing expenses decreased $2.3 million, or 2%, during the three months ended July 31, 2026 compared to the three months ended July 31, 2025. The decrease was primarily due to a decrease of $1.4 million in personnel-related costs, a decrease of $1.2 million in professional fees, a decrease of $1.0 million in cloud computing and related costs, and partially offset by an increase of $1.1 million in subscription and software related expenses, and an increase of $0.2 million in travel and entertainment costs.
General and Administrative
General and administrative expenses increased $1.1 million, or 3%, during the three months ended July 31, 2026 compared to the three months ended July 31, 2025. The increase was primarily due to an increase of $1.5 million in professional fees, an increase of $0.7 million in subscription and software related expenses, an increase of $0.6 million in provision for credit losses, and partially offset by a decrease of $2.0 million in personnel-related costs.
Interest Income, Interest Expense, and Other Income (Expense), Net

	Three Months Ended July 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Interest income and other income (expense), net	$1,918	$3,307	$(1,389)	(42)%
Interest expense	(645)	(797)	152	19%

Interest income and other income (expense), net decreased by $1.4 million, or 42%, during the three months ended July 31, 2026 compared to the three months ended July 31, 2025, primarily due to a decrease of $1.7 million in interest income on marketable securities, offset by an increase of $0.3 million for the impact of foreign currency transaction gains and losses. Interest expense decreased by $0.2 million, or 19%, during the three months ended July 31, 2026 compared to the three months ended July 31, 2025, primarily due to a decrease in interest rates and reduced outstanding term loan balance.
Comparison of Six Months Ended July 31, 2026 to Six Months Ended July 31, 2025
Revenues

	Six Months Ended July 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Revenues	$421,524	$384,203	$37,321	10%

Revenues increased $37.3 million, or 10%, during the six months ended July 31, 2026 compared to the six months ended July 31, 2025. The increase in revenues was primarily due to the addition of new paying customers and a continued shift in our sales mix toward our higher priced Enterprise+ subscription plans.
Cost of Revenues

	Six Months Ended July 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Cost of revenues	$55,739	$39,448	$16,291	41%
Cost of revenues increased $16.3 million, or 41%, during the six months ended July 31, 2026 compared to the six months ended July 31, 2025. The increase was primarily due to an increase of $6.6 in third-party hosting costs, an increase of $3.8 million in personnel-related costs, an increase of $2.4 million in infrastructure and application performance monitoring costs, an increase of $2.2 million in amortization of capitalized software development costs, and an increase of $0.8 million in credit card processing fees.
Operating Expenses

	Six Months Ended July 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Research and development	$147,817	$154,503	$(6,686)	(4)%
Sales and marketing	196,848	206,518	(9,670)	(5)%
General and administrative	77,579	77,094	485	1%
Total operating expenses	$422,244	$438,115	$(15,871)	(4)%
Research and Development
Research and development expenses decreased $6.7 million, or 4%, during the six months ended July 31, 2026 compared to the six months ended July 31, 2025. The decrease was primarily due to a decrease of $6.0 million in personnel-related costs, an increase of $3.3 million in capitalized internal-use software, a decrease of $0.7 million in allocated overhead costs, and partially offset by an increase of $3.0 million in subscription and software related expenses, and an increase of $0.3 million in technology infrastructure and related costs.
Sales and Marketing
Sales and marketing expenses decreased $9.7 million, or 5%, during the six months ended July 31, 2026 compared to the six months ended July 31, 2025. The decrease was primarily due to a decrease of $5.6 million in personnel-related costs, a decrease of $2.2 million in professional fees, and a decrease of $1.7 million in travel and entertainment costs.
General and Administrative
General and administrative expenses increased $0.5 million, or 1%, during the six months ended July 31, 2026 compared to the six months ended July 31, 2025. The increase was primarily due to an increase of $2.7 million in professional fees, and partially offset by a decrease of $1.5 million in personnel-related costs, and a decrease of $0.7 million in allocated overhead costs.
Interest Income, Interest Expense, and Other Income (Expense), Net

	Six Months Ended July 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Interest income and other income (expense), net	$4,821	$9,137	$(4,316)	(47)%
Interest expense	(1,294)	(1,588)	294	19%

Interest income and other income (expense), net decreased by $4.3 million, or 47%, during the six months ended July 31, 2026 compared to the six months ended July 31, 2025, primarily due to a decrease of $2.1 million in interest income on marketable securities and a decrease of $2.2 million for the impact of foreign currency transaction gains and losses. Interest expense decreased by $0.3 million, or 19%, during the six months ended July 31, 2026 compared to the six months ended July 31, 2025, primarily due to a decrease in interest rates and a decrease in the outstanding term loan balance.
Non-GAAP Financial Measures
The following tables present certain non-GAAP financial measures for each period presented below. In addition to our results determined in accordance with GAAP, we believe these non-GAAP financial measures are useful in evaluating our operating performance. See below for a description of the non-GAAP financial measures and their limitations as an analytical tool.

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
Non-GAAP income from operations	$21,766	$14,007	$45,342	$22,144
Non-GAAP net income	$23,796	$15,103	$48,207	$27,126
Free cash flow	$40,012	$35,382	$74,362	$39,377
Adjusted free cash flow	$42,331	$35,439	$76,681	$45,321
Non-GAAP Income (Loss) From Operations and Non-GAAP Net Income (Loss)
We define non-GAAP income (loss) from operations as loss from operations plus stock-based compensation-related charges including the related employer payroll tax associated with RSUs and amortization of stock-based compensation capitalized in internal-use software, impairment of long-lived assets, restructuring costs, acquisition-related costs, and amortization of intangible assets. The amount of employer payroll tax-related items on employee stock transactions is dependent on our stock price and other factors that are beyond our control and that do not correlate to the operation of the business. The restructuring costs are related to the reduction of our global workforce, which resulted in expenses related to severance, benefits, and other related items. When evaluating the performance of our business and making operating plans, we do not consider these items (for example, when considering the impact of equity award grants, we place a greater emphasis on overall stockholder dilution rather than the accounting charges associated with such grants). We believe the costs associated with restructuring are distinguishable from ongoing operating costs and are not reflective of underlying trends in our business. The acquisition-related costs and the amortization of intangible assets are both related to business combinations and have no direct correlation to the operation of the business. We believe it is useful to exclude these expenses in order to better understand the long-term performance of our core business, to facilitate comparison of our results to those of peer companies, and to facilitate comparison over multiple periods.
We define non-GAAP net income (loss) as net loss plus stock-based compensation expense-related charges including the related employer payroll tax associated with RSUs and amortization of stock-based compensation capitalized in internal-use software, impairment of long-lived assets, restructuring costs, acquisition-related costs, and amortization of intangible assets.
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
The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.
Non-GAAP Income (Loss) From Operations

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
Loss from operations	$(41,219)	$(49,456)	$(56,459)	$(93,360)
Add:
Stock-based compensation-related charges (1)	58,602	63,463	96,871	113,287
Restructuring costs	2,487	—	2,487	2,217
Acquisition-related costs	1,360	—	1,907	—
Intangible asset amortization	536	—	536	—
Non-GAAP income from operations	$21,766	$14,007	$45,342	$22,144
__________________
(1)Stock-based compensation-related charges includes related payroll tax associated with RSUs and amortization of stock-based compensation capitalized in internal-use software. We began excluding amortization of stock-based compensation capitalized in internal-use software from our non-GAAP measures starting in the quarter ended April 30, 2026 and have presented the change prospectively as prior period amounts were immaterial. The amounts of amortization of stock-based compensation capitalized in internal-use software was $1.1 million and $2.2 million for the three and six months ended July 31, 2026, respectively, and was $0.7 million and $1.3 million for the three and six months ended July 31, 2025, respectively. This change has no impact on our GAAP financial results.
Non-GAAP Net Income (Loss)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
Net loss	$(39,189)	$(48,360)	$(53,594)	$(88,378)
Add:
Stock-based compensation-related charges (1)	58,602	63,463	96,871	113,287
Restructuring costs	2,487	—	2,487	2,217
Acquisition-related costs	1,360	—	1,907	—
Intangible asset amortization	536	—	536	—
Non-GAAP net income	$23,796	$15,103	$48,207	$27,126
__________________
(1)Stock-based compensation-related charges includes related payroll tax associated with RSUs and amortization of stock-based compensation capitalized in internal-use software. We began excluding amortization of stock-based compensation capitalized in internal-use software from our non-GAAP measures starting in the quarter ended April 30, 2026 and have presented the change prospectively as prior period amounts were immaterial. The amounts of amortization of stock-based compensation capitalized in internal-use software was $1.1 million and $2.2 million for the three and six months ended July 31, 2026, respectively, and was $0.7 million and $1.3 million for the three and six months ended July 31, 2025, respectively. This change has no impact on our GAAP financial results.
Free Cash Flow and Adjusted Free Cash Flow

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
Net cash provided by (used in) investing activities	$32,752	$(18,918)	$29,330	$(14,742)
Net cash used in financing activities	$(52,137)	$(30,556)	$(94,062)	$(36,079)
Net cash provided by operating activities	$46,046	$39,835	$86,290	$46,599
Less:
Purchases of property and equipment	(1,494)	(1,297)	(4,302)	(1,935)
Capitalized internal-use software costs	(4,540)	(3,156)	(7,626)	(5,287)
Free cash flow	$40,012	$35,382	$74,362	$39,377
Add:
Restructuring costs paid	2,319	57	2,319	5,944
Adjusted free cash flow	$42,331	$35,439	$76,681	$45,321
Liquidity and Capital Resources
Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock and common stock, the issuance of senior mandatory convertible promissory notes in January and June 2020 to a trust affiliated with our co-founder, Chair, and former CEO, Dustin Moskovitz, cash generated from the sale of subscriptions to our platform, and financing activities including a private placement transaction with Mr. Moskovitz. We have generated losses from our operations as reflected in our accumulated deficit of $2,299.8 million as of July 31, 2026.
As of July 31, 2026, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $339.9 million.
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
Borrowings under the November 2022 Senior Secured Credit Facility may be designated as ABR Loans or SOFR Loans, subject to certain terms and conditions under the agreement. Interest will accrue on any outstanding balance at a floating rate tied to the adjusted term SOFR, the prime rate or the federal funds effective rate. Interest is payable monthly in arrears. Pursuant to the terms of the revolving credit facility, we are required to pay an annual commitment fee that accrues at a rate of 0.15% per annum on the unused portion of the borrowing commitments under the revolving credit facility. Refer to Note 8. Debt for further details.
As of July 31, 2026, under the November 2022 Senior Secured Credit Facility there was $50.0 million drawn and $36.9 million was outstanding under the term loan, no amounts outstanding under the revolving credit facility and an aggregate $21.7 million in letters of credit issued under the credit sub-facility. Our total available borrowing capacity under the revolving credit facility was $78.3 million as of July 31, 2026.
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
In June 2024, our board of directors authorized a stock repurchase program of up to $150.0 million of our outstanding Class A common stock (the “Repurchase Program”). Repurchases are made on the open market, including via pre-set trading plans, in accordance with applicable securities laws. The Repurchase Program is funded using our working capital and was initially authorized through June 2025. The Repurchase Program does not obligate us to acquire any particular amount of Class A common stock, and the Repurchase Program may be suspended or discontinued at any time at our discretion. During the three and six months ended July 31, 2026, we repurchased 7.4 million and 14.8 million shares of our outstanding Class A common stock for an aggregate purchase price of $51.5 million and $96.5 million, respectively. During the three and six months ended July 31, 2025, we repurchased 2.0 million and 3.0 million shares of our outstanding Class A common stock for an aggregate purchase price of $27.8 million and $43.4 million, respectively. All shares of Class A common stock repurchased were retired. The Repurchase Program was later amended on May 30, 2025 to remove the original expiration date and authorize the repurchase of an additional $100.0 million of Class A common stock. The Repurchase Program was later amended on February 27, 2026 to authorize the repurchase of an additional $160.0 million of Class A common stock. As of July 31, 2026, $102.9 million remained available for future stock repurchases under the Repurchase Program. The Repurchase Program, as amended, has no specified expiration date and will continue until the funds committed to the Repurchase Program are exhausted or such authorization is revoked by our board of directors. See Note 12. Stockholders’ Equity to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding stock repurchases.
A substantial source of our cash provided by operating activities is our customer billings for subscription to our platform. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is included on our condensed consolidated balance sheets as a liability and is recorded as revenues over the term of the subscription agreement. As of July 31, 2026, we had $350.7 million of deferred revenue, of which $350.3 million was recorded as a current liability. This deferred revenue will be recognized as revenues when all of the revenue recognition criteria are met.
We assess our liquidity primarily through our cash on hand as well as the projected timing of billings under contract with our paying customers and related collection cycles. We believe our current cash, cash equivalents, and marketable securities, when considering the expiration of our November 2022 Senior Secured Credit Facility, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, billing frequency, our dollar-based-net-retention rate, the timing and extent of spending to support our research and development efforts, particularly for the introduction of new and enhanced products and features, including the integration of AI in our products, the performance of sales and marketing activities, costs associated with international expansion, additional capital expenditures to invest in existing and new office spaces, as well as increased general and administrative expenses to support being a publicly traded company. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may seek to raise additional funds at any time through equity, equity-linked arrangements, and debt. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition would be adversely affected. Additionally, cash from operations could also be affected by various risks and uncertainties in connection with the impact of an economic downturn or recession, significant market volatility in the global economy, timing and ability to collect payments from our customers and other risks detailed in Part II—Other Information, Item 1A. Risk Factors.

Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended July 31,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$86,290	$46,599
Net cash provided by (used in) investing activities	29,330	(14,742)
Net cash used in financing activities	(94,062)	(36,079)
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
Net cash provided by operating activities of $86.3 million for the six months ended July 31, 2026 reflects our net loss of $53.6 million, adjusted by non-cash items such as stock-based compensation expense of $92.6 million, amortization of deferred contract acquisition costs of $13.9 million, depreciation and amortization of $12.7 million, non-cash lease expense of $9.9 million, and provision for expected credit losses of $1.3 million, partially offset by net accretion of discount on marketable securities of $0.4 million, and net cash inflows of $9.7 million from changes in our operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities, net of effects of business combinations primarily consisted of a $30.9 million decrease in accounts receivable and a $15.8 million increase in deferred revenue resulting from increased billings for subscriptions. These amounts were partially offset by a $17.1 million increase in prepaid expenses and other current assets related to an increase in deferred contract acquisition costs, a $12.5 million decrease in operating lease liabilities, a $3.5 million decrease in accounts payable, a $2.4 million decrease in accrued expenses and other liabilities, and a $1.5 million increase in other assets.
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
Investing Activities
Net cash provided by investing activities of $29.3 million for the six months ended July 31, 2026 consisted of $133.6 million in sales of marketable securities and $61.0 million in maturities of marketable securities. This was partially offset by $81.8 million in purchases of marketable securities, $71.6 million in cash paid for acquisition, net of acquired cash, $7.6 million in capitalized internal-use software costs, and $4.3 million in purchases of property and equipment.
Net cash used in investing activities of $14.7 million for the six months ended July 31, 2025 consisted of $104.1 million in purchases of marketable securities, $5.3 million in capitalized internal-use software costs, and $1.9 million in purchases of property and equipment. This was partially offset by $96.6 million in maturities of marketable securities.

Financing Activities
Net cash used in financing activities of $94.1 million for the six months ended July 31, 2026 consisted of $96.5 million in repurchases of Class A common stock and $3.8 million in repayment of term loan. This was partially offset by $4.9 million in proceeds from our employee stock purchase plan and $1.3 million in proceeds from the exercise of stock options.
Net cash used in financing activities of $36.1 million for the six months ended July 31, 2025 consisted of $43.4 million in repurchases of Class A common stock and $2.5 million in repayment of term loan. This was partially offset by $7.7 million in proceeds from our employee stock purchase plan and $2.1 million in proceeds from the exercise of stock options.
Contractual Obligations and Commitments
During the six months ended July 31, 2026, there were no material changes in our contractual obligations and other commitments as disclosed in our Annual Report on Form 10-K filed with the SEC on March 13, 2026.
For further information on our commitments and contingencies, refer to Note 9. Commitments and Contingencies in the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
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
Except as noted below, there have been no changes to our critical accounting policies and estimates during the six months ended July 31, 2026 as compared to those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K filed with the SEC on March 13, 2026.
Business Combination
We make significant estimates and assumptions when we determine the fair value of acquired assets and liabilities, especially with respect to acquired intangible assets. Key assumptions include, but are not limited to, projected future cash flows and useful lives. These estimates are inherently uncertain and subject to change, especially in dynamic market environments. During the measurement period of up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill based on new information obtained that relates to facts and circumstances that existed as of the acquisition date. We record adjustments identified subsequent to the end of the measurement period, if any, in our condensed consolidated statement of operations. Refer to Note 5. Business Combination for further information.
Stock-Based Compensation Expense
Accounting for stock-based compensation expense related to equity awards requires the use of significant estimates and assumptions, most notably for Performance-Based Awards. Refer to Note 12. Stockholders’ Equity for further discussion of the estimates and assumptions which impact the reported amount and recognition of stock-based compensation expense for Performance-Based Awards, which can contain both market conditions and performance conditions.
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
Interest Rate Risk
Our cash, cash equivalents, restricted cash, and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds, U.S. government securities, corporate bonds, U.S. agency bonds, and commercial paper. As of July 31, 2026 and January 31, 2026, we had cash and cash equivalents of $219.6 million and $199.8 million, respectively, restricted cash of $0.8 million and $0.4 million, respectively, and marketable securities of $120.3 million and $234.2 million, respectively. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. As of July 31, 2026, a hypothetical increase in interest rates for our investments by 100 basis points would not have a material impact on our condensed consolidated financial statements.
Any borrowings under the revolving credit facility bear interest at a variable rate tied to the adjusted term SOFR, the prime rate, or the federal funds effective rate. As of July 31, 2026, we had $36.9 million outstanding under the credit facility. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations. As of July 31, 2026, a hypothetical increase of 100 basis points in interest rates for our revolving credit facility would not have a material impact on our condensed consolidated financial statements.
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
As exchange rates may fluctuate significantly between periods, our non-U.S. dollar denominated revenue and operating expenses may also experience significant fluctuations between periods as we convert these to U.S. dollars. Volatile market conditions arising from the macro environment have and may in the future result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar has and may in the future negatively affect our revenue expressed in U.S. dollars. In the six months ended July 31, 2026, 29% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins. We disclose the impact of realized foreign currency gains and losses within Note 13. Interest Income and Other Income (Expense), Net. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the six months ended July 31, 2026 and 2025.
As the impact of foreign currency exchange rates are not projected to be material to our operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 31, 2026. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended July 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•price and package our subscription plans or add-on products effectively;
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
We have incurred net losses in each fiscal year since our founding. We generated net losses of $53.6 million and $88.4 million for the six months ended July 31, 2026 and 2025, respectively. As of July 31, 2026, we had an accumulated deficit of $2,299.8 million. We do not expect to be profitable in the near future, and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. These losses reflect, among other things, the significant investments we made to develop and commercialize our platform, serve our existing customers, and broaden our customer base.
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
•errors in our forecasting of the demand for subscriptions to our platform or usage of our AI products, which would lead to lower revenues, increased costs, or both;
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
To increase our revenues and achieve profitability, we must increase our customer base through various methods, including but not limited to, adding new customers, converting individuals, teams, and organizations using our free and trial versions into paying customers, and expanding usage within organizations. We encourage customers on our free and trial versions to upgrade to paid subscription plans. Additionally, we seek to expand within organizations by adding new customers, having organizations upgrade to our Advanced, Enterprise, or Enterprise+ plans, or expanding their use of our platform into other groups within an organization. While we have experienced significant growth in our number of customers, we do not know whether we will continue to achieve similar customer growth rates in the future. Numerous factors may impede our ability to add new customers, convert individuals, teams, and organizations using our free and trial versions into paying customers, expand usage within organizations, sell subscriptions to our platform or increase usage of our consumption-based AI products, including but not limited to, our failure to attract and effectively train new sales and marketing personnel, failure to retain and motivate our current sales and marketing personnel, failure to develop or expand relationships with partners, failure to compete effectively against alternative products or services, failure to successfully deploy new features and integrations, failure to provide a quality customer experience and customer support, or failure to ensure the effectiveness of our marketing programs. Additionally, as we focus on increasing our sales to larger organizations, we will be required to deploy sophisticated and costly sales efforts, which may result in longer sales cycles, greater competition, and less predictability in completing some of our sales. In the large enterprise market, the customer’s decision to use our platform can sometimes be an enterprise-wide decision, in which case, we will likely be required to provide greater levels of customer education to familiarize potential customers with the use and benefits of our platform, as well as training and on-going support. In addition, larger enterprise organizations may demand more customization, integration and support services, and features. As a result of these factors, these sales opportunities may require us to devote greater sales, research and development, and customer support resources to these customers, resulting in increased costs, lengthened sales cycles, and diversion of our own sales and professional services resources to a smaller number of larger customers. If our efforts to sell to organizations of all sizes are not successful or do not generate additional revenues, our business, results of operations, and financial condition would suffer.
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
Moreover, our business is primarily subscription based, and customers are not obligated to and may not renew their subscriptions after their existing subscriptions expire, and we cannot ensure that customers will renew subscriptions with a similar contract period, with the same or greater number of users, or for the same level of subscription plan or upgrade their subscription plan. Customers may or may not renew their subscription plans as a result of a number of factors, including their satisfaction or dissatisfaction with our platform, our pricing or pricing structure, the pricing or capabilities of the products and services offered by our competitors, geographic availability of our service, the effects of general economic conditions including a downturn or recession, inflation and fluctuating interest rates, or customers’ budgetary constraints. If customers do not renew their subscriptions, renew on less favorable terms, or fail to add more individuals, teams, and organizations, or if we fail to upgrade individuals, teams, and organizations from our free or trial plans to our paid subscription plans, or expand the adoption of our platform within organizations, our revenues may decline or grow less quickly than anticipated, which would harm our business, results of operations, and financial condition. The current macroeconomic environment, including fluctuating interest rates, instability in financial markets, uncertain or changing sanctions regimes, bank failures, tariffs and changes in trade agreements, and their effects on software spending, and headwinds for technology customers, may impact the adoption of our platform generally and our success in engaging with new customers and expanding relationships with existing customers may be impacted by these conditions. If our customers are materially negatively impacted by these factors, such as being unable to access our service or their existing cash to fulfill their payment obligation to us due to future bank failures, our business could be negatively impacted. As a result of these macroeconomic conditions, and any corresponding actions customers may take to manage costs, we have experienced and may continue to experience longer sales cycles, and we may continue to experience a reduction in renewal rates, as well as reduced customer spend and delayed payments that could materially impact our business, results of operations, and financial condition in future periods.
While we believe our near-term subscription revenues are relatively predictable , the effect of macroeconomic uncertainties may not be fully reflected in our operating results and overall financial performance until future periods. If we fail to predict customer demands, fail to sufficiently account for the impact of macroeconomic and geopolitical conditions on our sales projections, or fail to attract new customers and maintain and expand new and existing customer relationships, our revenues may grow more slowly than expected, may not grow at all, or may decline, and our business may be harmed.
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
We offer AI products that operate on a consumption or usage-based billing model which may negatively impact our ability to predict our future costs and revenues. Increased demand for third-party AI services may increase the costs of our offerings and negatively impact our gross margins.
We offer AI products that operate on a consumption or usage-based billing model which increases variability in revenue timing and forecasting. Additionally, the systems, controls and operating processes required to support this billing model, such as volume metering and usage-based invoicing, may increase billing, revenue recognition, and collections complexity, which may further reduce our ability to predict our future revenues and results of operations.
Additionally, increased demand for third-party AI services may result in price increases for third-party AI services integrated into our AI offerings. These price increases are difficult to forecast, may be significant, and may lead to increased expenses and lower margins. Additionally, our marketing strategy may include offering current or future AI products and features at discounted or no cost to customers to promote further adoption of our platform and products, which may contribute to increased third-party AI costs without corresponding revenue increases.
We derive substantially all of our revenues from a single software solution and products available as add-ons to that solution.
Our flagship product, the Asana work management platform, currently accounts for substantially all of our revenue through seat-based licenses. Additionally, the revenue derived from our add-on products , including the revenue derived from our AI offerings which rely on consumption or usage-based billing, may be dependent on licenses to our core work management platform. As such, the continued growth in market demand for and market acceptance, including international market acceptance, of our platform is critical to our continued success. Demand for our platform is affected by a number of factors, some of which are beyond our control, such as the rate of market adoption of work management solutions; the timing of development and release of competing new products; the development and acceptance of new features, integrations, and capabilities for our platform, including features, integrations, or capabilities that utilize AI; price, product, and service changes by us or our competitors; technological changes and developments within the markets we serve; growth, contraction, and rapid evolution of our market; and general economic conditions and trends including a downturn or recession, inflation, tariffs and changes in trade agreements, and fluctuating interest rates. If we are unable to continue to meet the demands of individuals, teams, and organizations or trends in preferences for work management solutions or to achieve more widespread market acceptance of our platform, our business, results of operations, and financial condition would be harmed. Changes in preferences of our current or potential customers may have a disproportionately greater impact on us than if we offered products that were independent from licenses to our core work management platform. In addition, some current and potential customers, particularly larger organizations, may develop or acquire their own tools or continue to rely on traditional tools and software for their work management solutions, which would reduce or eliminate their demand for our platform. If demand for our platform declines for any of these or other reasons, our business, results of operations, and financial condition would be adversely affected.
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
Remote work has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working from home, while in transit and in public locations. Additionally, we have acquired and may continue to acquire companies whose systems may contain cybersecurity vulnerabilities and/or unsophisticated security measures, which may expose us to cybersecurity, operational and financial risk. Furthermore, we may discover security issues that were not found during due diligence of such acquired companies, and it may be difficult to integrate companies into our information technology environment and security program.
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
For the six months ended July 31, 2026, 41% of our revenues were generated from customers outside the United States. We have operations in multiple cities globally. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. In addition, we will face risks in doing business internationally that could adversely affect our business and results of operations, including:
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
As part of our business strategy to expand our platform and grow our business in response to changing technologies, customer demand, and competitive pressures, we may in the future make investments or acquisitions in other companies, products, or technologies, such as our acquisition of StackAI that was announced in May 2026. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve the goals of such acquisition, and any acquisitions we complete could be viewed negatively by customers or investors. We may encounter difficult or unforeseen expenditures in integrating an acquisition, particularly if we cannot retain the key personnel of the acquired company. Existing and potential customers may also delay or reduce their use of our platform due to a concern that the acquisition may decrease effectiveness of our platform (including any newly acquired product). In addition, if we fail to successfully integrate such acquisitions, or the assets, technologies, or personnel associated with such acquisitions, into our company, the business and results of operations of the combined company would be adversely affected. In addition, the technology and information security systems and infrastructure of businesses we have acquired or may in the future acquire may contain cybersecurity vulnerabilities and/or unsophisticated security measures, which may expose us to cybersecurity, operational, and financial risk. We may incur significant costs enhancing or scaling information security systems and infrastructure of acquired businesses, remediating any related security breaches or incidents, or complying with privacy, data protection, and security laws or other obligations.
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
Dustin Moskovitz, our co-founder, Chair, and former Chief Executive Officer, beneficially owns a significant percentage of our outstanding Class A common stock and Class B common stock, representing a majority of the voting power of our capital stock as of July 31, 2026. Mr. Moskovitz could exert substantial influence over matters requiring approval by our stockholders. This concentration of ownership may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
In June 2024, our board of directors authorized a stock repurchase program of up to $150.0 million of our outstanding Class A common stock. On May 30, 2025, our board of directors amended the Repurchase Program to remove the expiration date of the Repurchase Program and authorized the repurchase of an additional $100.0 million of the Company’s outstanding Class A common stock pursuant to the Repurchase Program. On February 27, 2026, our board of directors amended the Repurchase Program to authorize the repurchase of an additional $160.0 million of the Company’s outstanding Class A common stock pursuant to the Repurchase Program. As of July 31, 2026, $102.9 million remained available for future stock repurchases under the Repurchase Program. The Repurchase Program, as amended, has no specified expiration date and will continue until the funds committed to the Repurchase Program are exhausted or such authorization is revoked by our board of directors.
The following table presents our stock repurchase activity under our authorized stock repurchase program for the three months ended July 31, 2026 (in thousands, except for per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Still Be Purchased Under the Plans of Programs
May 1 - May 31	4,399	$6.54	4,399	$125,679
June 1 - June 30	2,641	$7.49	2,641	$105,903
July 1 - July 31	405	$7.39	405	$102,914
Total	7,445		7,445
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

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant.	8-K	001-39495	3.1	September 21, 2020
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39495	3.1	December 12, 2023
10.1	Third Amendment to Lease Agreement, by and between Swig 631 Folsom, LLC, SIC Holdings, LLC, and the Registrant, dated May 26, 2026.	10-Q	001-39495	10.5	May 28, 2026
19.1*	Insider Trading Policy
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2026, has been formatted in Inline XBRL
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

ASANA, INC.

Date: September 3, 2026	By:	/s/ Daniel Rogers
Daniel Rogers
Chief Executive Officer
(Principal Executive Officer)

Date: September 3, 2026	By:	/s/ Aziz Megji
Aziz Megji
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)